Form 10-Q
period 1998-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 1998-08-14
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.


                         Commission File Number 0-24699
                                                -------

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                   DELAWARE                                     62-1742957
                   --------                                     ----------
         (State or other jurisdiction of                     (IRS Employer
         incorporation or organization)                      Identification No.)

                        209 Tenth Avenue South, Suite 300
                               Nashville, TN 37203
                                       and
                        One Kendall Square, Building 200
                         Cambridge, Massachusetts 02139
                    (Address of principal executive offices)

                                 (615) 256-9915
                                 (617) 577-8020
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 11,196,993 shares of common stock, $.01 par value, at August 11, 1998.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



                                    FORM 10-Q
                                      INDEX


                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

         A.  Consolidated Balance Sheet at June 30, 1998
             and December 31, 1997 (Unaudited)                                           3

         B.  Consolidated Statement of Income for the Three and
             Six Months ended June 30, 1998 and 1997 (Unaudited)                         4

         C.  Consolidated Statement of Cash Flows for the Six Months
             ended June 30, 1998 and 1997 (Unaudited)                                    5

         D.  Notes to Consolidated Financial Statements (Unaudited)                      6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                  11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                     16


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                              17

ITEM 2.  Changes in Securities and Use of Proceeds                                      17

ITEM 3.  Defaults Upon Senior Securities                                                17

ITEM 4.  Submission of Matters to a Vote of Security Holders                            17

ITEM 5.  Other information                                                              17

ITEM 6.  Exhibits and Reports on Form 8-K                                               17

SIGNATURES                                                                              18

ITEM 1A
                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands except share data)
                                   (unaudited)

                                                                June 30,      December 31,
                                                                  1998           1997
                                                                --------      ------------
ASSETS
Current Assets
             Cash and cash equivalents                          $ 27,529       $ 25,384
             Restricted cash                                           -            176
             Accounts receivable, net                             10,161          9,003
             Prepaid expenses and other current assets             2,198          2,605
             Deferred income taxes                                 3,085          3,767
                                                                --------       --------
                       Total current assets                       42,973         40,935

Fixed assets, net                                                 25,865         21,232
Deferred charges, net                                              1,224            692
Goodwill and other intangibles, net                               11,246         11,280
Deferred income taxes                                              2,987          1,945
Other assets                                                         727            549
                                                                --------       --------
             TOTAL ASSETS                                       $ 85,022       $ 76,633
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
             Current portion of long term debt and
               obligations under capital leases                 $     80       $     80
             Accrued expenses and accounts payable                16,286         14,648
             Deferred revenue                                      6,753          5,077
             Amounts held in escrow                                    -            176
             Income taxes payable                                    800            753
             Other                                                   671            909
                                                                --------       --------
                       Total current liabilities                  24,590         21,643

Long term debt and obligations under capital leases                  662            703
Accrued rent                                                       1,597          1,519
Other long term liabilities                                        3,184          2,771
Deferred revenue, net of current portion                           3,319          3,335
                                                                --------       --------
                       Total liabilities                          33,352         29,971
                                                                --------       --------

Stockholders' equity
Common Stock $.01 par value, 30,000,000 shares authorized,
  11,185,000 and 10,853,000 shares issued and outstanding
  at June 30, 1998 and December 31, 1997, respectively               112            109
Additional paid in capital                                        63,465         60,543
Accumulated deficit                                              (11,907)       (13,990)
                                                                --------       --------
                       Total stockholders' equity                 51,670         46,662
                                                                --------       --------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 85,022       $ 76,633
                                                                ========       ========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1B
                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands except per share data)
                                   (unaudited)


                                                 Three months ended                  Six months ended
                                                      June 30,                            June 30,
                                               ------------------------          -------------------------
                                                  1998            1997             1998             1997
                                               --------        --------          --------         --------
Revenue                                        $ 52,307        $ 42,136          $101,175         $ 81,472
Cost of services                                 44,983          36,367            87,003           70,044
                                               --------        --------          --------         --------
Gross Profit                                      7,324           5,769            14,172           11,428

Selling, general and administrative               4,802           3,912             9,352            7,723

Amortization                                        296             332               534              606

Transaction costs                                     -             543                 -              543
                                               --------        --------          --------         --------

Income from operations                            2,226             982             4,286            2,556

Net interest income (expense)                       338            (102)              618             (256)
                                               --------        --------          --------         --------

Income before income taxes                        2,564             880             4,904            2,300

Income tax provision                              1,047             395             2,012            1,013
                                               --------        --------          --------         --------

Net income before preferred
stock dividends and accretion on
redeemable common stock                           1,517             485             2,892            1,287

Preferred stock dividends                             -             275                 -              549
                                               --------        --------          --------         --------

Net income available to common
  stockholders                                  $  1,517        $    210         $  2,892         $    738
                                                ========        ========         ========         ========

Earnings per share - basic                      $   0.14        $   0.08         $   0.26         $   0.29
                                                ========        ========         ========         ========

Weighted average number of
common shares - basic                             11,148           2,555           11,044            2,552
                                                ========        ========         ========         ========

Earnings per share - diluted                    $   0.12        $   0.06         $   0.23         $   0.16
                                                ========        ========         ========         ========

Weighted average number of common
and common equivalent shares - diluted            12,512           8,266           12,422            8,263
                                                ========        ========         ========         ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

ITEM 1C
                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                Six Months ended June 30,
                                                                                -------------------------
                                                                                   1998             1997
                                                                                --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  2,892          $ 1,287
Adjustments to reconcile net income to net cash
provided by operating activities:
                Depreciation and amortization                                      1,936            1,451
                Gain on disposal of fixed assets                                     (25)             (19)
                Deferred income taxes                                               (360)            (963)
                Decrease in goodwill from utilization of tax asset                    --              737
                acquired tax benefit
Changes in assets and liabilities:
                Accounts receivable, trade                                        (1,158)            (416)
                Prepaid expenses and other current assets                            583              543
                Accounts payable and accrued expenses                              1,638              764
                Income taxes payable                                               1,281              422
                Deferred revenue                                                   1,660             (171)
                Accrued rent                                                          78              (60)
                Other current and long-term liabilities                               (1)           1,321
                                                                                --------          -------
                     Total adjustments                                             5,632            3,609
                                                                                --------          -------
                     Net cash provided by operating activities                     8,524            4,896
                                                                                --------          -------

Cash flows from investing activities:
                Additions to fixed assets, net of acquired amounts                (6,068)          (4,197)
                Proceeds from disposal of fixed assets                                66               43
                (Increase) decrease in deferred charges                             (532)             854
                Increase in other assets                                            (178)             (20)
                Payment for acquisitions                                            (508)              --
                                                                                --------          -------
                     Net cash used in investing activities                        (7,220)          (3,320)
                                                                                --------          -------

Cash flows from financing activities:
                Purchase of treasury stock                                        (1,133)              --
                Proceeds from issuance of common stock                             2,015              151
                Principal payments of long term debt and
                 obligations under capital leases                                    (41)          (1,116)
                Borrowing of long term debt and capital leases                        --              244
                                                                                --------          -------
                     Net cash provided by (used in) financing activities             841             (721)
                                                                                --------          -------

Net increase in cash and cash equivalents                                          2,145              855

Cash and cash equivalents, beginning of period                                    25,384            8,059
                                                                                --------          -------

Cash and cash equivalents, end of period                                        $ 27,529          $ 8,914
                                                                                ========          =======

Non cash financing activities:
Tax benefit related to the exercise of stock options                            $  1,234               --
                                                                                ========          =======

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



     ITEM 1.D.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     1.   The Company and Basis of Presentation

     Organization

     Bright Horizons Family Solutions, Inc. (the "Company") was incorporated on April 27, 1998, and commenced substantive operations upon completion of the merger by and among Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998. The merger has been accounted for under the pooling of interests method of accounting and the accompanying financial statements of the Company reflect the restated combined financial statements of the entities. Revenues and net income for each of the entities for the six months ended June 30, 1998 were as follows:

                                                                   CorporateFamily
                                  Bright Horizons, Inc.             Solutions, Inc.                Combined
                                  ---------------------            ----------------                --------
       Revenues                          $57,393                      $43,782                       $101,175
                                         =======                      =======                       ========

       Net income                        $ 1,731                      $ 1,161                       $  2,892
                                         =======                      =======                       ========


     The Company had previously announced its combined results for the month of July which includes seven days of post merger activity.

     The Company provides workplace services for employers and families including child care, early education and strategic worklife consulting throughout the United States. The Company receives tuition revenue from parents and management fees from corporate sponsors for its childcare services.

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the audited financial statements of BRHZ and CFAM, its wholly owned subsidiaries, for the years ended June 30, 1997 and January 2, 1998, respectively, included in the Company's Registration Statement on Form S-4 dated June 17, 1998 (Registration No. 333-57035), and should be read in conjunction with the notes thereto.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

     The Company reports operating results on a calendar year basis. BRHZ had a fiscal year ending June 30, and CFAM had a fiscal year ending on the Friday closest to December 31. The accompanying financial statements include six month operating results for BRHZ for the periods ended June 30, 1998 and 1997, and six month operating results for CFAM for the periods ended July 3, 1998 and June 27, 1997.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) which are necessary to present fairly its financial position as of June 30, 1998 and the results of its operations and cash flows for the three month and six month periods ended June 30, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

     2.  Earnings Per Share

     The computation of net income per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares include stock options, warrants and preferred stock, and are determined using the modified treasury stock method.

     Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 established standards for computing and presenting earnings per share.

     The following tables present information necessary to calculate earnings per share for the three and six month periods:




                                                                               Three months ended June 30, 1998
                                                                   -----------------------------------------------------

                                                                      Income                 Shares           Per Share
                                                                    (Numerator)           (Denominator)         Amount
                                                                    -----------           -------------       ---------
       Basic earnings per share:
            Income available to common shareholders                $    1,517,000          11,148,000          $    0.14
                                                                                                               =========
       Effect of dilutive securities:
             Options and warrants                                              --           1,364,000
                                                                   --------------          ----------
       Diluted earnings per share                                  $    1,517,000          12,512,000          $    0.12
                                                                   ==============          ==========          =========

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



                                                                                Three months ended June 30, 1997
                                                                     ---------------------------------------------------

                                                                        Income              Shares            Per Share
                                                                      (Numerator)        (Denominator)          Amount
                                                                     ------------        -------------        ---------
       Basic earnings per share:
            Income available to common shareholders                  $    210,000           2,555,000          $    0.08
                                                                                                               =========
       Effect of dilutive securities:
            Options and warrants                                               --             968,000
            Convertible preferred stock                                   275,000           4,743,000
                                                                     ------------           ---------
       Diluted earnings per share                                    $    485,000           8,266,000          $    0.06
                                                                     ============           =========          =========


                                                                                  Six months ended June 30, 1998
                                                                   ------------------------------------------------------

                                                                      Income                  Shares           Per Share
                                                                    (Numerator)            (Denominator)         Amount
                                                                   ------------            -------------       ----------
       Basic earnings per share:
            Income available to common shareholders                $    2,892,000          11,044,000          $    0.26
                                                                                                               =========
       Effect of dilutive securities:
            Options and warrants                                               --           1,378,000
                                                                   --------------          ----------
       Diluted earnings per share                                  $    2,892,000          12,422,000          $    0.23
                                                                   ==============          ==========          =========


                                                                                    Six months ended June 30, 1997
                                                                     -----------------------------------------------------

                                                                       Income                  Shares           Per Share
                                                                     (Numerator)            (Denominator)         Amount
                                                                     -----------            -------------       ----------
       Basic earnings per share:
            Income available to common shareholders                  $    738,000             2,552,000          $   0.29
                                                                                                                 ========
       Effect of dilutive securities:
            Options and warrants                                               --               968,000
            Convertible preferred stock                                   549,000             4,743,000
                                                                     ------------             ---------
       Diluted earnings per share                                    $  1,287,000             8,263,000          $   0.16
                                                                     ============             =========          ========

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



     3.  Subsequent Event

     On April 26, 1998, BRHZ and CFAM entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the agreement, BRHZ and CFAM have merged (the "Merger") with subsidiaries of the Company and are now wholly owned subsidiaries of the Company. The Merger was approved by a vote of shareholders of BRHZ and CFAM on July 24, 1998, and is to be treated as a tax free reorganization and to be accounted for as a pooling of interests. In the Merger, each share of BRHZ common stock ("BRHZ Common Stock"), was exchanged for 1.15022 shares of the Company's common stock, $0.01 par value per share ("Common Stock"), and each share of CFAM common stock ("CFAM Common Stock") was exchanged for one share of Common Stock. All historical amounts have been restated to reflect the respective exchange ratios, and certain reclassifications have been made for consistent presentation, which had no effect on net income. Each outstanding option to purchase shares of BRHZ Common Stock and CFAM Common Stock has been converted into an option to purchase shares of BFAM Common Stock at the same conversion ratios referenced above. Results of operations in the accompanying financial statements do not include merger and integration costs estimated to be $7.5 million, which will be reflected as expenses in the third quarter of 1998.

     4.  Sales of Common Stock

     In August 1997, CFAM completed an initial public offering of 2,702,500 shares of CFAM Common Stock, of which 1,401,386 shares were issued and sold by CFAM at a public offering price of $10.00 per share. CFAM received net proceeds of approximately $12.1 million (after deducting underwriting discounts and expenses). Approximately $3.7 million was used to repay all of CFAM's then outstanding bank borrowings. In connection with the initial public offering, CFAM effected a .65 to 1 reverse stock split. Accordingly, all references in the accompanying financial statements to common share or per common share information have been restated to reflect the reverse stock split. Additionally, as a result of the initial public offering, all 1,125,000 shares of CFAM's issued and outstanding Series A preferred stock were converted into 1,169, 935 shares of CFAM Common Stock.

     In November, 1997, BRHZ completed an initial public offering of 3,415,500 shares of BRHZ Common Stock, of which 1,350,000 shares were issued and sold by BRHZ and 2,065,500 of which were sold by selling shareholders, at an offering price of $13.00 per share. BRHZ received net proceeds of approximately $15.6 million (after deducting underwriting discounts and expenses). Approximately $4.0 million was used to repay outstanding debt. In connection with the initial public offering, BRHZ effected a .33 to 1 reverse stock split. Accordingly, all references in the accompanying financial statements to common share or per common share information have been restated to reflect the reverse stock split.

     In connection with the offering, all outstanding shares of BRHZ's Series A, Series B and Series C Mandatorily Redeemable Convertible Preferred Stock (collectively, the "Convertible Preferred Stock") were converted into an aggregate of 3,100,512 shares of BRHZ Common Stock, and outstanding warrants, which otherwise would have expired upon the closing of the offering, were converted into 303,924 shares of BRHZ Common Stock. The Convertible Preferred Stock was initially recorded at fair value. From the date of issuance to the date of the

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


     mandatory redemption for BRHZ Common Stock, $9.1 million in accretion and dividends were recorded as charges to retained earnings and as increases to the carrying value of preferred stock. Upon the redemption of these securities for BRHZ Common Stock, the carrying value of the Convertible Preferred Stock was recorded as a credit to common stock and paid-in capital. Redeemable common stock issued in connection with an acquisition was also converted to BRHZ Common Stock in connection with the BRHZ initial public offering.

     The Company intends to use the balance of the net proceeds from both the offerings for working capital and general corporate purposes, including the merger and integration of the operations of BRHZ and CFAM, and financing of potential acquisitions and new centers currently under development.

     In the quarter ended June 30, 1997, BRHZ incurred costs of $543,000 associated with a public offering of securities. Because the offering was delayed, the amounts incurred were treated as a period cost.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     When used in this discussion, the words "believes," "anticipated" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and therefore, such statements are subject to certain risks and uncertainties which could cause actual results in the future to differ materially from those projected. See "Risk Factors" included in the Registration Statement on Form S-4 dated June 17, 1998 (Registration No. 333-57035) and incorporated herein by reference for a description of a number of risks and uncertainties, which could affect actual results. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect certain events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     RECENT DEVELOPMENTS

     On April 26, 1998, the Company entered into the Merger Agreement and, in accordance with its terms, as subsequently amended on June 17, 1998. BRHZ and CFAM formed Bright Horizons Family Solutions, Inc. a Delaware corporation (the "Company"). Each issued and outstanding share of BRHZ Common Stock was converted into 1.15022 shares of Common Stock and each issued and outstanding share of CFAM Common Stock was converted into one share of Common Stock. Each outstanding option of BRHZ and CFAM was converted into an option to purchase shares of Common Stock at the same conversion ratios referenced above. The merger was completed on July 24, 1998. The transaction will be accounted for as a pooling of interests and tax-free reorganization.

     All historical equity amounts have been restated to reflect the respective exchange ratios, and certain reclassifications made for consistent presentation, which had no effect on net income.

     General

     The Company provides workplace services for employers and families, including childcare, early education and strategic worklife consulting, operating 262 child development centers at June 30, 1998. The Company serves more than 31,000 families in 35 states and the District of Columbia and has partnerships with many of the nation's leading employers, including 68 Fortune 500 companies. Working Mother's 1997 list of the "100 Best Companies for Working Mothers" includes 40 clients of the Company. Historical revenue growth has been primarily due to the addition of new child development centers as well as increased enrollment at existing centers. The Company reports its operating results on a calendar year basis.

     The Company's business is subject to seasonal and quarterly fluctuations. Demand for child development services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company's services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the rest of the year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the sponsorship model mix of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

     RESULTS OF OPERATIONS

     The following table sets forth statement of operations data as a percentage of net revenues for the periods ending June 30, 1998 and 1997:



                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                   1998             1997           1998            1997
                                                   ----             ----           ----            ----

   Net revenues                                    100.0%          100.0%         100.0%           100.0%
   Cost of services                                 86.0            86.3           86.0             86.0
                                                   -----           -----          -----            -----
        Gross profit                                14.0            13.7           14.0             14.0
   Selling, general & administrative                 9.2             9.3            9.2              9.5
   Amortization                                      0.5             0.8            0.5              0.7
   Transaction costs                                 0.0             1.3            0.0              0.7
                                                   -----           -----          -----            -----
        Income from operations                       4.3             2.3            4.3              3.1
   Net interest income (expense)                     0.6            (0.2)           0.6             (0.3)
                                                   -----           -----          -----            -----
   Income before income taxes                        4.9             2.1            4.9              2.8
   Income tax provisions                             2.0             0.9            2.0              1.2
                                                   -----           -----          -----            -----
   Net income                                        2.9%            1.2%           2.9%             1.6%
                                                   =====           =====          =====            =====

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



     Three and Six Months Ended June 30, 1998 Compared to the Three and Six Months Ended June 30, 1997

     Net Revenues. Net revenues increased $10.2 million, or 24.1%, to $52.3 million for the three months ended June 30, 1998 from $42.1 million for the three months ended June 30, 1997. Net revenues increased $19.7 million, or 24.2%, to $101.2 million for the six months ended June 30, 1998 from $81.5 million for the six months ended June 30, 1997. The growth in revenues is primarily attributable to the net addition of 35 child development centers since June 30, 1997 and tuition increases at existing centers of approximately 3% to 4%.

     Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs including depreciation, supplies and other expenses incurred at the center level. Gross profit increased $1.6 million, or 27.0%, to $7.3 million for the three months ended June 30, 1998 from $5.8 million for the three months ended June 30, 1997. As a percentage of net revenues, gross profit increased to 14.0% for the three months ended June 30, 1998 compared to 13.7% for the same period in 1997. Gross profit increased $2.7 million, or 24.0%, to $14.2 million for the six months ended June 30, 1998 from $11.4 million for the six months ended June 30, 1997. As a percentage of net revenues gross profit was 14.0% for the six months ended June 30, 1998 and 1997.

     The Company showed a modest increase in average gross profit margins for the second quarter of 1998 compared to the second quarter of fiscal 1997 as a result of a greater proportion of centers achieving mature operating levels, as well as strong enrollment in newer family centers, partially offset by higher depreciation associated with renovations at a number of older centers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and marketing and development expenses for new and existing centers. Selling, general and administrative expenses increased $890,000, or 22.8%, to $4.8 million for the three months ended June 30, 1998 from $3.9 million for the three months ended June 30, 1997. As a percentage of net revenues, selling, general and administrative expenses decreased to 9.2% for the three months ended June 30, 1998 from 9.3% for the same 1997 period. Selling, general and administrative expenses increased $1.6 million, or 21.1%, to $9.4 million for the six months ended June 30, 1998 from $7.7 million for the six months ended June 30, 1997. As a percentage of net revenues, selling, general and administrative expenses decreased to 9.2% for the six months ended June 30, 1998 from 9.5% for the six months ended June 30, 1997.

     The decrease in selling and general administrative expenses as a percentage of revenue during the first six months of this year is primarily attributable to a larger revenue base and increased efficiencies. The dollar increase is primarily attributable to investments in regional management, sales personnel, and communications personnel necessary to support long term growth.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


     Income from Operations. Income from operations increased 126.7%, or $1.2 million, to $2.2 million for the three months ended June 30, 1998 from $1.0 million for the three months ended June 30, 1997. Excluding transaction costs occurring in 1997 (see Note 4 to the financial statements), operating income for the three months ended June 30, 1998 would have increased $701,000, or 46.0%, from $1.5 million for the three months ended June 30,1997. Income from operations increased 67.7%, or $1.7 million, to $4.3 million for the six months ended June 30, 1998 from $2.6 million for the six months ended June 30, 1997. Excluding transaction costs occurring in 1997, the increase in operating income would have been $1.2 million, or 38.3%, for the six months ended June 30, 1998 from $3.1 million for the six months ended June 30, 1997.

     Net Interest Income (Expense). Net interest income of $338,000 for the three months ended June 30, 1998 increased $440,000 from $102,000 of net interest expense for the three months ended June 30, 1997. Net interest income of $618,000 for the six months ended June 30 1998 increased $874,000 from $256,000 of net interest expense for the six months ended June 30, 1997. The increase in interest income and decrease in interest expense is attributable to the investment of the proceeds received from the initial public offerings of the Company's subsidiaries (which closed in November 1997 and August 1997 for BRHZ and CFAM, respectively) and the repayment of approximately $8.0 million of debt with the proceeds from the respective stock offerings.

     Income Taxes Provision. The Company's effective income tax rate was approximately 41% for the three months and six months ended June 30, 1998 and approximately 44% for the three and six months ended June 30, 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary source of liquidity has been proceeds from the initial public offerings and cash flow from operations. The Company had working capital of $18.4 and $19.3 as of June 30, 1998 and December 31, 1997, respectively.

     Cash provided from operations increased to $8.5 million for the six months ended June 30, 1998, from $4.9 million for the six months ended June 30, 1997. This increase was principally the result of higher levels of net income, and the $1.7 million increase in deferred revenue associated with
     (i) fees paid in advance during the six months ended June 30, 1998 for long term priority enrollment rights in certain centers and (ii) for parent tuition paid in advance. Such advances decreased $171,000 in the same period of fiscal 1997.

     Cash used in investing activities increased to $7.2 million for the six months ended June 30, 1998 from $3.3 million for the six months ended June 30, 1997, principally due to $6.1 million of fixed asset additions and leasehold improvements. Of the $6.1 million, approximately $3.0 million of fixed asset additions relate to new family centers and the remainder relates principally to the refurbishment of existing centers. Management expects to maintain the current level of fixed asset spending through the remainder of 1998.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


     Cash provided by (used in) financing activities increased to $841,000 for the six months ended June 30, 1998, from $(721,000) for the six months ended June 30, 1997. During the six months ended June 30, 1998, the Company received $2.0 million in net proceeds from the issuance of common stock, which was partially offset by the repurchase of shares of its common stock which were reissued to fulfill warrant and stock option exercises. During the six months ended June 30, 1997 the Company repaid $1.1 million of debt and capital lease obligations, while incurring additional obligations of $244,000.


     Management believes that funds provided by operations and the net proceeds from its subsidiaries' initial public offerings will be adequate to meet planned operating and capital expenditure needs for at least the next 18 months. However, if the Company were to make any significant acquisitions or make significant investments in the purchase of facilities for new or existing centers for corporate sponsors, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

     INITIAL PUBLIC OFFERINGS

     Pursuant to the Registration Statement on Form S-1, as amended (Registration No. 333-29523) dated August 12, 1997, CFAM completed an initial public offering of 2,702,500 shares of CFAM Common Stock, which included the sale of 1,401,386 new shares of CFAM Common Stock, at a public offering price of $10.00 per share. CFAM received total proceeds of approximately $14.0 million and incurred expenses of approximately $981,000 for underwriting discounts and approximately $948,000 in other expenses associated with the initial public offering. None of such payments were made to CFAM's directors or officers or their affiliates or to any other affiliate of CFAM. Accordingly, CFAM received net proceeds of approximately $12.1 million, of which approximately $3.7 million were used to repay all of CFAM's then outstanding bank borrowings. The managing underwriters for the transaction were Montgomery Securities and J.C. Bradford & Co.

     Pursuant to the Registration Statement on Form S-1, as amended, (Registration No. 333-14981) dated November 6, 1997, BRHZ completed an initial public offering of 3,415,500 shares of BRHZ Common Stock, of which 1,350,000 shares were issued and sold by BRHZ and 2,065,500 were sold by the selling stockholders, at an offering price of $13.00 per share. BRHZ received total proceeds of approximately $17.7 million and incurred expenses of approximately $1.2 million for underwriting discounts and approximately $720,000 in other expenses associated with the offering. BRHZ used approximately $4.0 million of net proceeds to repay outstanding debt. The managing underwriters for the transaction were BT Alex. Brown and EVEREN Securities, Inc.

     All shares of BRHZ Common Stock and CFAM Common Stock have been converted into BFAM Common Stock pursuant to the exchange ratios discussed previously.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


     YEAR 2000 CONVERSION

     The Company is coordinating the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company is also evaluating non-system issues relative to the year 2000 and beyond. As appropriate, the Company is communicating with suppliers, customers, financial institutions and others with which it does business to coordinate year 2000 conversion. Management does not anticipate the total cost of compliance will have significant impact on the Company's operations, cash flows or financial condition.


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



PART II - OTHER INFORMATION

     ITEM 1.      Legal Proceedings:                                            None

     ITEM 2.      Changes in Securities:                                        None

     ITEM 3.      Defaults Upon Senior Securities:                              None

     ITEM 4.      Submission of Matters to a Vote of Security Holders:          None

     ITEM 5.      Other information:                                            None

     ITEM 6.      Exhibits and Reports on Form 8-K:

                  (a) Exhibits:
                           Exhibit 27 (for SEC use only)

                  (b) Reports on Form 8-K. The Company and its predecessors
                      pursuant to Rule 12g-3(c) of the Securities Exchange Act of 1934, as amended, made the following filings:

                      (1) CorporateFamily Solutions, Inc. filed a Current Report on Form 8-K on April 28, 1998 relating to the execution of the agreement and plan of merger between Bright Horizons, Inc. and Corporate Family Solutions, Inc. on April 26, 1998.

                      (2) Bright Horizons, Inc. filed a Current Report on Form 8-K on April 29, 1998 relating to the execution of the agreement and plan of merger between Bright Horizons, Inc. and Corporate Family Solutions, Inc. on April 26, 1998.

                      (3) The Company filed a Current Report on Form 8-K on July 28, 1998, relating to the consummation of the merger by and among Bright Horizons Family Solutions, Inc., Bright Horizons, Inc., BRHZ Acquisition, Inc., CorporateFamily Solutions, Inc. and CFAM Acquisition, Inc. on July 24, 1998.

                      (4) The Company filed a Current Report on Form 8-K on August 14, 1998 reporting the operating results of the Company for the month ended July 31, 1998.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

   Date: August 14, 1998

                                    BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


                                      By:/s/ Michael E. Hogrefe
                                         ---------------------------------------
                                         Michael E. Hogrefe
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.





                                  EXHIBIT INDEX

         27       Financial Data Schedule (for Commission use only)