Form 10-Q
period 1998-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 1998-11-16
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.



                         Commission File Number 0-24699
                                               ---------


                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                         62-1742957
         --------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 11,364,420 shares of common stock, $.01 par value, at November 9, 1998.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

                                    FORM 10-Q
                                      INDEX

                                                                                                          Page
                                                                                                         Number
PART I.   FINANCIAL INFORMATION

ITEM  1.  Consolidated Financial Statements

          A.  Consolidated Balance Sheets at September 30, 1998 and December 31, 1997 (Unaudited)          3

          B.  Consolidated Statements of Operations for the Three and
              Nine Months ended September 30, 1998 and September 30,
              1997 (Unaudited)                                                                             4

          C.  Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1998
              and 1997 (Unaudited)                                                                         5

          D.  Notes to Consolidated Financial Statements (Unaudited)                                       6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           11

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk                                       17

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                               18

ITEM 2.   Changes in Securities and Use of Proceeds                                                       18

ITEM 3.   Defaults Upon Senior Securities                                                                 18

ITEM 4.   Submission of Matters to a Vote of Security Holders                                             18

ITEM 5.   Other information                                                                               18

ITEM 6.   Exhibits and Reports on Form 8-K                                                                18

SIGNATURES                                                                                                19

EXHIBIT INDEX                                                                                             20

                     Bright Horizons Family Solutions, Inc.
                     Consolidated Balance Sheets (Unaudited)
                        (in thousands except share data)

                                                            September 30,     December 31,
                                                                1998              1997
ASSETS
Current assets:
       Cash and cash equivalents                              $ 25,102          $ 25,384
       Restricted cash                                              --               176
       Accounts receivable, net                                  9,449             9,003
       Prepaid expenses and other current assets                 3,828             2,605
       Current deferred tax asset                                4,804             2,688
                                                              --------          --------
             Total current assets                               43,183            39,856

Fixed assets, net                                               28,476            21,232
Deferred charges, net                                              519               692
Goodwill and other intangibles, net                             12,466            11,280
Noncurrent deferred tax asset                                    3,045             3,233
Other assets                                                       665               549
                                                              --------          --------
             Total assets                                     $ 88,354          $ 76,842
                                                              ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long term debt and
             obligations under capital leases                 $     79          $     80
       Accounts payable and accrued expenses                    22,793            14,647
       Deferred revenue, current portion                         7,380             4,612
       Amounts held in escrow                                       --               176
       Income taxes payable                                         --               962
       Other current liabilities                                   819             1,374
                                                              --------          --------
             Total current liabilities                          31,071            21,851

Long term debt and obligations due under
       capital leases                                              642               703
Accrued rent                                                     1,584             1,519
Other long term liabilities                                      2,825             2,771
Deferred revenue, net of current portion                         3,186             3,335
                                                              --------          --------
                                                                39,308            30,179
                                                              --------          --------
Stockholders' equity:
       Common Stock $.01 par value, 30,000,000 shares
             authorized, 11,317,000 shares issued and
             outstanding at September 30, 1998 and
             10,854,000 shares issued and outstanding
             at December 31, 1997, respectively                    113               108
       Additional paid in capital                               64,887            60,544
       Accumulated deficit                                     (15,954)          (13,989)
                                                              --------          --------
             Common stockholders' equity                        49,046            46,663
                                                              --------          --------
Total liabilities and stockholders' equity                    $ 88,354          $ 76,842
                                                              ========          ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                Consolidated Statements of Operations (Unaudited)
                      (in thousands except per share data)

                                                        Three months ended September 30,     Nine months ended September 30,
                                                              1998              1997               1998               1997
Revenues                                                   $ 53,161          $ 43,923          $ 154,336          $ 125,395
Cost of services                                             46,272            38,376            133,275            108,425
                                                           --------          --------          ---------          ---------
       Gross profit                                           6,889             5,547             21,061             16,970

Selling, general and administrative                           4,742             4,196             14,094             11,914

Amortization                                                    172               215                706                821

Other charges (Note 3)                                        7,500               297              7,500                840
                                                           --------          --------          ---------          ---------

       Income (loss) from operations                         (5,525)              839             (1,239)             3,395

Net interest income (expense)                                   317               (29)               935               (285)
                                                           --------          --------          ---------          ---------
Income (loss) before tax                                     (5,208)              810               (304)             3,110
Income tax provision (benefit)                               (1,159)              465                853              1,478
                                                           --------          --------          ---------          ---------
Net income (loss) before preferred
       stock dividends and accretion on
       redeemable common stock                               (4,049)              345             (1,157)             1,632

Preferred stock dividends and accretion
       on redeemable common stock                                --               354                 --                917
                                                           --------          --------          ---------          ---------
Net income (loss) available to common stockholders         $ (4,049)         $     (9)         $  (1,157)         $     715
                                                           ========          ========          =========          =========
Earnings (loss) per share - basic                          $  (0.36)         $  (0.00)         $   (0.10)         $    0.24
                                                           ========          ========          =========          =========
Weighted average shares - basic                              11,207             3,838             11,099              2,985
                                                           ========          ========          =========          =========
Earnings (loss) per share - diluted                        $  (0.36)         $  (0.00)         $   (0.10)         $    0.15
                                                           ========          ========          =========          =========
Weighted average shares - diluted                            11,207             4,310             11,099              4,973
                                                           ========          ========          =========          =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements

                     Bright Horizons Family Solutions, Inc
                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                       For the nine months ended
                                                                    September 30,     September 30,
                                                                         1998              1997
Net income (loss) before preferred stock dividends and
      accretion on redeemable common stock                             $ (1,157)         $  1,632
Adjustments to reconcile net income (loss) before
      preferred stock dividends and accretion on
      redeemable common stock to net cash
      provided by operating activities:
          Depreciation and amortization                                   2,840             2,138
          Loss on disposal of fixed assets                                   --                39
          Decrease in goodwill from utilization of tax benefit               --               737
          Non-cash expenses                                                  --               297
          Deferred income taxes                                          (1,928)             (324)
Changes in assets and liabilities, net of acquisitions:
          Accounts receivable, trade                                       (418)           (1,673)
          Prepaid expenses and other current assets                         279              (399)
          Accounts payable and accrued expenses                           8,438             2,766
          Income taxes payable                                             (962)              119
          Deferred revenue                                                2,619             1,788
          Accrued rent                                                       65               (52)
          Other current and long-term liabilities                          (677)              918
                                                                       --------          --------
          Total Adjustments                                              10,256             6,354
                                                                       --------          --------
                Net cash provided by operating activities                 9,099             7,986
                                                                       --------          --------
Cash flows from investing activities:
      Additions to fixed assets, net of acquired amounts                 (9,695)           (6,679)
      Proceeds from disposal of fixed assets                                 51               323
      (Increase) decrease in deferred charges                               172              (105)
      (Increase) decrease in other assets                                  (127)               88
      Payments for acquisitions                                          (1,422)           (1,539)
                                                                       --------          --------
          Net cash used in investing activities                         (11,021)           (7,912)
                                                                       --------          --------
Cash flows from financing activities:
      Purchase of treasury stock                                         (1,133)               --
      Proceeds from issuance of common stock                              2,972            12,256
      Principal payments of long term debt and
          obligations under capital leases                                 (199)           (5,640)
      Borrowing of long term debt and capital leases                         --               724
                                                                       --------          --------
          Net cash provided by financing activities                       1,640             7,340
                                                                       --------          --------
Net increase (decrease) in cash and cash equivalents                       (282)            7,414
Cash and cash equivalents, beginning of period                           25,384             8,060
                                                                       --------          --------
Cash and cash equivalents, end of period                               $ 25,102          $ 15,474
                                                                       ========          ========
Supplemental cash flow information:
      Cash payments for interest                                       $     42          $    563
                                                                       ========          ========
      Cash payments for income taxes                                   $  1,028          $  3,501
                                                                       ========          ========
Non-cash financing activities:
      Options issued in connection with acquisition                    $    375          $     --
      Tax benefit related to stock option exercises                       1,326                --
                                                                       --------          --------
                                                                       $  1,701          $     --
                                                                       ========          ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



ITEM 1.D. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The Company and Basis of Presentation

ORGANIZATION - Bright Horizons Family Solutions, Inc. (the "Company") was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998 (the "Merger"). The Company provides workplace services for employers and families including childcare, early education and strategic worklife consulting throughout the United States.

The Company operates its family centers under various types of arrangements, which generally can be classified in two forms: (i) the corporate-sponsored model, where the Company operates a child development center on the premises of a corporate sponsor and gives priority enrollment to the corporate sponsor's employees and (ii) the management contract model, where the Company manages a work-site family center under a cost-plus arrangement, typically for a single employer. The Company receives tuition revenue from parents and management fees from corporate sponsors for its childcare services.

BUSINESS COMBINATION AND BASIS OF PRESENTATION -- On April 26, 1998 BRHZ and CFAM entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, BRHZ and CFAM have merged with subsidiaries of the Company and are now wholly owned subsidiaries of the Company. The Merger was approved by a separate vote of the stockholders of each of BRHZ and CFAM on July 24, 1998, and has been treated as a tax free reorganization to be accounted for as a pooling of interests. In the Merger, each share of BRHZ common stock ("BRHZ Common Stock"), was exchanged for 1.15022 shares of the Company's $.01 par value per share common stock ("Common Stock"), and each share of CFAM common stock ("CFAM Common Stock") was exchanged for one share of Common Stock. Each outstanding option to purchase shares of BRHZ Common Stock and CFAM Common Stock has been converted into an option to purchase shares of the Company's Common Stock at the same conversion ratios referenced above. The accompanying consolidated financial statements have been restated to include the financial position and results of operations for both BRHZ and CFAM for all periods presented. All historical amounts have been restated to reflect the respective exchange ratio, and certain reclassifications have been made for consistent presentation, which had no effect on net income.

The Company reports operating results on a calendar year basis. BRHZ had a fiscal year ending June 30, and CFAM had a fiscal year ending on the Friday closest to December 31. The accompanying financial statements include nine month operating results for BRHZ for the periods ended September 30, 1998 and 1997, and nine month operating results for CFAM for the periods ended October 2, 1998 and September 26, 1997.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company's audited financial statements, as of and for the years ended December 31, 1997 and January 2, 1998 ("Fiscal Year 1997") for BRHZ and CFAM, respectively, June 30, 1996 and December 27, 1996 ("Fiscal Year 1996") for BRHZ and CFAM, respectively, and June 30, 1995 and December 29, 1995 ("Fiscal Year 1995") for BRHZ and CFAM, respectively, included in the Company's Current Report on Form 8-K/A dated October 7, 1998 (No. 000-24699), and should be read in conjunction with the notes thereto.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of September 30, 1998 and the results of its operations and cash flows for the three month and nine month periods ended September 30, 1998 and 1997, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

NEW PRONOUNCEMENTS -- In the January 1998 the Company adopted the provisions of Statements of Financial Accounting Standards ("SFAS"). No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for displaying comprehensive income and its components in a full set of financial statements. In December 1998 the company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to shareholders. SFAS 130 and 131 only affect financial statement disclosures in interim and annual reports; therefore, the adoption of these accounting standards has no impact on the company's financial condition or results of operation.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management does not expect the adoption to have a material impact on the Company's results of operation, financial condition or cash flow.

2. Acquisition

Effective September 8, 1998, the Company acquired 100% of the outstanding stock of Creative Movement Center, Inc. ("CMAC") for approximately $900,000 cash, the assumption of net liabilities of approximately $250,000, contingent payments of $275,000 payable upon the achievement of certain operating targets, and options to purchase 30,120 shares of the Company's common stock which were valued under

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


the provisions of FAS 123. The transaction has been accounted for as a purchase, and the operating results of CMAC have been included from the date of acquisition. The purchase price has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill amounting to approximately $1.8 million resulted from the transaction and is being amortized over a period of 18 years.

3. Other Charges

In the quarter ended September 30, 1998, the Company recorded merger and other non-recurring costs totaling $7.5 million ($5.4 million after tax). The major components of the charge are transaction fees and direct expenses associated with the Merger, the impairment of certain intangible assets that are not realizable as a result of the integration of the two companies following the Merger, severance costs resulting from the Merger and non-recurring costs and liabilities arising from the consolidation and integration of the two predecessor organizations and the elimination of certain redundancies. The table below (in thousands) presents the total provision associated with each component of the charge as well as the remaining accrued liability for each component as of September 30, 1998. The accrued liability associated with the charge has been included in accrued expenses on the accompanying consolidated balance sheet.

                                                           Accrued
                                                        liability as of
                                                         September 30,
                                     Provision               1998
Merger costs                           $2,800               $  200
Asset impairment charges                1,300                  100
Severance costs                           700                  500
Integration costs                       2,700                2,000
                                       ------               ------
    Total                              $7,500               $2,800
                                       ======               ======

In the quarter ended September 30, 1997, concurrent with the CFAM initial public offering, restrictions on 32,500 shares of CFAM common stock held by an officer of CFAM were removed. As a result, a non-recurring, non-cash compensation charge of $297,000 was recorded (for which no tax deduction was received).

In the quarter ended June 30, 1997, BRHZ incurred costs of $543,000 associated with a public offering of securities. Because the offering was delayed, the amounts incurred were treated as a period cost.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


4. Earnings (Loss) Per Share

The computation of net income (loss) per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares include stock options, warrants and preferred stock, and are determined using the modified treasury stock method.

Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 established standards for computing and presenting earnings per share.

     The following tables present information necessary to calculate earnings per share for the three and nine month periods:

                                                                   Three months Ended September 30, 1998
                                                   ------------------------------------------------------------------
                                                        Loss                         Shares                 Per Share
                                                     (Numerator)                  (Denominator)               Amount
Basic earnings (loss) per share:
Loss available to common stockholders               $ (4,049,000)                   11,207,000                $(0.36)
                                                                                                              ======
Effect of dilutive securities:
      Options and warrants                                    --                                                 --
                                                    ------------                    ----------                -----
Diluted earnings (loss) per share                   $ (4,049,000)                   11,207,000                $(0.36)
                                                    ============                    ==========                ======

The above earnings per share on a diluted basis has been prepared in accordance with SFAS 128. The conversion of stock options was not assumed as the effect would have been anti-dilutive.

                                                                   Three months Ended September 30, 1997
                                                   ------------------------------------------------------------------
                                                        Loss                         Shares                 Per Share
                                                     (Numerator)                  (Denominator)               Amount
Basic earnings (loss) per share:
Loss available to common stockholders               $     (9,000)                    3,838,000                $(0.00)
                                                                                                              ======
Effect of dilutive securities:
      Options and warrants                                    --                .      472,000
                                                    ------------                    ----------                -----
Diluted earnings (loss) per share                   $     (9,000)                    4,310,000                $(0.00)
                                                    ============                    ==========                ======

The above earnings per share on a diluted basis has been prepared in accordance with SFAS 128 based on the historical results and weighted average shares of each company, adjusted for the effect on weighted average shares for the merger exchange ratio. The diluted earnings per share for the three months ended September 30,1997 was affected by the fact that the preferred stock and options of BRHZ were anti-dilutive for the three month period on a standalone basis. In addition,

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


the diluted earnings per share was also affected by the fact that the preferred stock of CFAM was anti-dilutive on a standalone basis for the three month period.

                                                                    Nine months Ended September 30, 1998
                                                    -----------------------------------------------------------------
                                                        Loss                         Shares                 Per Share
                                                     (Numerator)                  (Denominator)               Amount
Basic earnings (loss) per share:
Loss available to common stockholders               $ (1,157,000)                   11,099,000                $(0.10)
                                                                                                              ======

Effect of dilutive securities:
     Options and warrants                                     --                            --
                                                    ------------                    ----------                ------
Diluted earnings (loss) per share                   $ (1,517,000)                   11,099,000                $(0.10)
                                                    ============                    ==========                ======

The above earnings per share on a diluted basis has been prepared in accordance with SFAS 128. The conversion of stock options was not assumed as the effect would have been anti-dilutive.


                                                                    Nine months Ended September 30, 1997
                                                    -----------------------------------------------------------------
                                                        Loss                         Shares                 Per Share
                                                     (Numerator)                  (Denominator)               Amount
Basic earnings per share:
Income available to common stockholders             $    715,000                     2,985,000                $ 0.24
                                                                                                              ======
Effect of dilutive securities:
      Options and warrants                                    --                .      991,000
      Convertible Preferred Stock                         20,000                       997,000
                                                    ------------                    ----------                ------
Diluted earnings per share                          $    735,000                     4,973,000                $ 0.15
                                                    ============                    ==========                ======

The above earnings per share on a diluted basis has been prepared in accordance with SFAS 128 based on the historical results and weighted average shares of each company, adjusted for the effect on weighted average shares for the merger exchange ratio. The diluted earnings per share for the nine months ended September 30,1997 was affected by the fact that the preferred stock of BRHZ was anti-dilutive for the nine month period on a standalone basis.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on be half of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different form any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Risk Factors" included in the Registration Statement on Form S-4 dated June 17, 1998 (Registration No. 33-57035) for a description of a number of risks and uncertainties which could affect actual results.

RECENT DEVELOPMENTS

On April 26, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") and, in accordance with its terms, as subsequently amended on June 17, 1998, Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") formed Bright Horizons Family Solutions, Inc. a Delaware corporation (the "Company"). Each issued and outstanding share of BRHZ common stock was converted into 1.15022 shares of the Company's common stock ("Common Stock") and each issued and outstanding share of CFAM common stock converted into one share of Common Stock. Each outstanding option of BRHZ and CFAM was converted into an option to purchase shares of Common Stock at the same conversion ratios referenced above. The merger ("Merger") was completed on July 24, 1998. The transaction has been accounted for as a pooling of interests and tax-free reorganization.

All historical equity amounts have been restated to reflect the respective exchange ratios, and certain reclassifications made for consistent presentation, which had no effect on net income.

General

The Company provides workplace services for employers and families, including childcare, early education and strategic worklife consulting, operating 269 child development centers at September 30, 1998. The Company has the capacity to serve more than 33,000 children in 35 states and the District of Columbia and has partnerships with many of the nation's leading employers, including 69 Fortune 500 companies. Working Mother's 1998 list of the "100 Best Companies for Working Mothers" includes 44 clients of the Company. Historical revenue growth has primarily resulted from the addition of new child development centers as well as increased

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


enrollment at existing centers. The Company reports its operating results on a calendar year basis.

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

     RESULTS OF OPERATIONS

The following table sets forth statement of operations data as a percentage of revenue for the periods ending September 30, 1998 and 1997:

                                          Three Months Ended        Nine Months Ended
                                            September 30,             September 30,
                                          1998         1997         1998         1997
                                         ------       ------       ------       ------
Revenue                                   100.0%       100.0%       100.0%       100.0%
Cost of services                           87.0         87.4         86.4         86.5
                                         ------       ------       ------       ------
     Gross profit                          13.0         12.6         13.6         13.5
Selling, general & administrative
                                            8.9          9.5          9.1          9.5
Amortization                                0.4          0.5          0.5          0.7
Other charges                              14.1          0.7          4.8          0.6
                                         ------       ------       ------       ------
     Income (loss) from operations        (10.4)         1.9         (0.8)         2.7
Net interest income (expense)               0.6         (0.1)         0.6         (0.2)
                                         ------       ------       ------       ------
Income (loss) before income taxes          (9.8)         1.8         (0.2)         2.5
Income tax provision (benefit)             (2.2)         1.0          0.5          1.2
                                         ------       ------       ------       ------
Net income (loss)                          (7.6)%        0.8%        (0.7)%        1.3%
                                         ======       ======       ======       ======

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



Three and Nine Months Ended September 30, 1998 Compared to the Three and Nine Months Ended September 30, 1997

Revenue. Revenue increased $9.2 million, or 21.0%, to $53.2 million for the three months ended September 30, 1998 from $43.9 million for the three months ended September 30, 1997. Revenue increased $28.9 million, or 23.1%, to $154.3 million for the nine months ended September 30, 1998 from $125.4 million for the nine months ended September 30, 1997. The growth in revenue is primarily attributable to the net addition of 35 family centers since September 30, 1997, modest growth in the existing base of family centers and tuition increases at existing centers of approximately 3% to 4%.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs including depreciation, supplies and other expenses incurred at the center level. Gross profit increased $1.3 million, or 24.2%, to $6.9 million for the three months ended September 30, 1998 from $5.5 million for the three months ended September 30, 1997. As a percentage of revenue, gross profit increased to 13.0% for the three months ended September 30, 1998 compared to 12.6% for the same period in 1997. Gross profit increased $4.1 million, or 24.1%, to $21.1 million for the nine months ended September 30, 1998 from $17.0 million for the nine months ended September 30, 1997. As a percentage of net revenues gross profit was 13.6% for the nine months ended September 30, 1998, compared to 13.5% for the nine months ended September 30, 1997.

The Company showed a modest increase in gross profit margins for the three and nine month periods in 1998 compared to the three and nine month periods of 1997 as a result of a greater proportion of centers achieving mature operating levels, as well as strong enrollment in newer family centers, partially offset by higher depreciation associated with renovations at a number of older centers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and development expenses for new and existing centers. Selling, general and administrative expenses increased $546,000, or 13.0%, to $4.7 million for the three months ended September 30, 1998 from $4.2 million for the three months ended September 30, 1997. Selling, general and administrative expenses increased $2.2 million, or 18.3%, to $14.1 million for the nine months ended September 30, 1998 from $11.9 million for the nine months ended September 30, 1997. As a percentage of revenue, selling, general and administrative expenses decreased to 8.9% and 9.1%, respectively, for the three and nine months ended September 30, 1998 from 9.5% and 9.5%, respectively, for the same 1997 periods.

The decrease in selling, general and administrative expenses as a percentage of revenue during the first nine months of this year is primarily attributable to a larger revenue base and increased efficiencies. The dollar increase is primarily attributable to investments in regional management, sales personnel, information systems and communications personnel necessary to support long term growth.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


Other Charges. In the quarter ended September 30, 1998, other charges of $7.5 million represent non-recurring costs and charges related to the consummation of the Merger and the integration of the operations of BRHZ and CFAM following the Merger. See note 3 to the Company's Consolidated Financial Statements. For the three months ended September 30, 1997, other charges reflected a non-cash compensation charge related to the lifting of restrictions on common stock held by an officer of the Company. Other charges in the nine months ended September 30, 1997 also includes costs associated with a public offering of securities of BRHZ that was delayed, and as such was treated as a period cost.

Income (Loss) from Operations. The loss from operations totaled $(5.5) million for the three months ended September 30, 1998, as compared with income from operations of $839,000 for the three months ended September 30, 1997. Excluding the other charges (described above) incurred in the third quarters of 1998 and 1997 of $7.5 million and $297,000 (respectively), operating income for the three months ended September 30, 1998 would have totaled $2.0 million, an increase of $839,000 or 73.9% from $1.1 million in the same 1997 period. The loss from operations totaled $(1.2) million for the nine months ended September 30, 1998 as compared with income from operations of $3.4 million for the comparable period in 1997, as a result of the factors set forth above. Excluding other charges of $7.5 million and $840,000 for the nine months ended September 30, 1998 and 1997,respectively, income from operations would have increased $2.0 million, or 47.8%, to $6.3 million, for the nine months ended September 30, 1998 from $4.2 million for the nine months ended September 30, 1997.

Net Interest Income (Expense). Net interest income of $317,000 for the three months ended September 30, 1998 increased $346,000 from $29,000 of net interest expense for the three months ended September 30, 1997. Net interest income of $935,000 for the nine months ended September 30 1998 increased $1.2 million from $285,000 of net interest expense for the nine months ended September 30, 1997. The increase in interest income and decrease in interest expense is attributable to the investment of the proceeds received from the initial public offerings of the Company's subsidiaries (which closed in August 1997 and November 1997 for CFAM and BRHZ, respectively) and the repayment of approximately $8.0 million of debt with the proceeds from the respective stock offerings.

Income Tax Provision (Benefit). Due to the non-deductibility of certain transaction costs associated with the Merger, the Company had an effective tax benefit rate of 22% for the quarter ended September 30, 1998. For the nine months ended September 30, 1998, the tax provision was $853,000 on a net loss of $304,000, due to the non-deductible other charges indicated above. Excluding the effects of these non-deductible expenses, the effective tax rate would have been 41% for the three and nine month periods ended September 30, 1998. The effective tax rate for the three and nine month periods ended September 30,1997 was approximately 57% and 48%, respectively. Excluding the non-deductible charges, the effective tax rate would have been 42% and 43%, for the three and nine month periods ended September 30, 1997, respectively.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary source of liquidity has been proceeds from the initial public offerings and cash flow from operations. The Company had working capital of $12.1 million and $18.0 million as of September 30, 1998 and December 31, 1997, respectively.

Cash provided from operations increased to $9.1 million for the nine months ended September 30, 1998, from $8.0 million for the nine months ended September 30, 1997. This increase was principally the result of higher levels of revenue and gross margins, as well as the increase in accrued expenses incurred during such period, but not yet paid. The $2.6 million increase in deferred revenue was associated with (i) fees paid in advance during the nine months ended September 30, 1998 for long term priority enrollment rights in certain centers and (ii) for parent tuition paid in advance. Such advances increased $1.8 in the same period of fiscal 1997.

Cash used in investing activities increased to $11.0 million for the nine months ended September 30, 1998 from $7.9 million for the nine months ended September 30, 1997, principally due to $9.7 million of fixed asset additions and leasehold improvements, as compared to $6.7 million for the nine months ended September 30, 1997. Of the $9.7 million, approximately $5.0 million of fixed asset additions relate to new family centers, of the remainder, approximately $3.5 million relates to the refurbishment and expansion of existing family centers, with the balance being used principally for office expansion and investment in information technology in corporate, regional and district offices. Management expects to maintain the current level of center related fixed asset spending through the remainder of 1998.

Cash provided by financing activities decreased to $1.6 million for the nine months ended September 30, 1998, from $7.3 million for the nine months ended September 30, 1997. During the nine months ended September 30, 1998, the Company received $3.0 million in net proceeds from the issuance of Common Stock associated with the exercise of stock options. These proceeds were partially offset by the repurchase of shares of the Company's Common Stock which were subsequently reissued to fulfill warrant and stock option exercises. During the nine months ended September 30, 1997 CFAM completed an initial public offering, which along with proceeds from other issuances of stock, raised $12.3 million. The Company repaid $5.6 million of debt and capital lease obligations, while incurring additional obligations of $724,000 for the nine months ended September 30, 1997.

Management believes that funds provided by operations and the Company's cash and cash equivalent balances will be adequate to meet planned operating and capital expenditure needs for at least the next 18 months. However, if the Company were to make any significant acquisitions or make significant investments in the purchase of facilities for new or existing centers for corporate sponsors, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


YEAR 2000 CONVERSION

Management does not anticipate that the consequences of the year 2000 will have a material adverse impact on the Company's operations, cash flows or financial condition. Nor does the Company believe the total cost of compliance or the potential failure of third parties' systems will have a material adverse impact on the Company's operations, cash flows or financial condition.

The Company has and will continue to coordinate the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company is also evaluating non-system issues relative to the year 2000 and beyond. As appropriate, the Company is communicating with suppliers, customers, financial institutions and others with which it does business to coordinate year 2000 conversion.

As part of planned software replacement, the Company is currently in the process of bringing its systems into compliance with the ability to process the year 2000. These planned replacements are currently underway, and are expected to be completed by August of 1999. As of September 30, 1998 the Company has estimated that projects currently underway will allow the Company's systems to operate properly in the year 2000 and plans to test the systems in 1999.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.




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

     ITEM 3. Defaults Upon Senior Securities:                      None

     ITEM 4. Submission of Matters to a Vote of Security Holders:  None

     ITEM 5. Other information:                                    None

     ITEM 6. Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               Exhibit 10 First Amendment to the Bright Horizons Family
                   Solutions, Inc. 1998 Stock Incentive Plan.
               Exhibit 27 (for SEC use only)

          (b) Reports on Form 8-K. The Company and its predecessors pursuant to Rule 12g-3(c) of the Securities Exchange Act of 1934, as amended, made the following filings:

               (1) The Company filed a Current Report on Form 8-K on July 28, 1998, relating to the consummation of the merger on July 24, 1998 by and among Bright Horizons Family Solutions, Inc., Bright Horizons, Inc., BRHZ Acquisition, Inc., CorporateFamily Solutions, Inc., and CFAM Acquisition, Inc.

               (2) The Company filed a Current Report on Form 8-K on August 14, 1998 reporting the operating results of the Company for the month ended July 31, 1998.

               (3) The Company filed a Current Report on Form 8-K on September 24, 1998 reporting the operating results of the Company for the month ended August 31, 1998.


               (4) The Company filed an amendment to the Current Report of Form 8-K (originally filed on July 28, 1998) on October 7, 1998 to include pro-forma financial statements for fiscal years 1997, 1996 and 1995.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: November 13, 1998

                                  BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


                                  By: /s/ Michael E. Hogrefe
                                      ------------------------------------------
                                      Michael E. Hogrefe
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



                                  EXHIBIT INDEX

     10 First Amendment to the Bright Horizons Family Solutions, Inc. 1998 Stock Incentive Plan.

     27   Financial Data Schedule (for Commission use only)