Form 10-K
period 1998-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 1999-03-31
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                         Commission file number 0-24699

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                                                     62-1742957
---------------------------------                                      ---------------------------------------
(State or other jurisdiction                                           (I.R.S. Employer Identification Number)
of incorporation or organization)

                        209 Tenth Avenue South, Suite 300
                               Nashville, TN 37203
                                       and
                        One Kendall Square, Building 200
                              Cambridge, MA 02139
                    (Address of principal executive offices)

                                 (615) 256-9915
                                 (617) 577-8020
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes   X     No
                                                      ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 1999, there were outstanding 12,052,602 shares of the registrant's common stock, $0.01 par value per share, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates (excludes directors and executive officers of the registrant) of the registrant (based on the closing price for the common stock as reported on The Nasdaq National Market on March 19, 1999) was approximately $201,927,608.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K          Documents from which portions are incorporated by reference
-----------------          -----------------------------------------------------------
Part III                   Portions of the Registrant's Proxy Statement relating to the Registrant's
                           Annual Meeting of Stockholders to be held on May 20, 1999 are incorporated by reference into Items 10, 11, 12 and 13.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I

Item 1.     Business..............................................................................................1
Item 2.     Properties...........................................................................................14
Item 3.     Legal Proceedings....................................................................................15
Item 4.     Submission of Matters to a Vote of Security Holders..................................................15

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................................16
Item 6.     Selected Financial Data..............................................................................18
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations................19
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................................26
Item 8.     Financial Statements and Supplementary Data..........................................................27
Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................48

PART III

Item 10.    Directors and Executive Officers of the Registrant...................................................48
Item 11.    Executive Compensation...............................................................................48
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................................48
Item 13.    Certain Relationships and Related Transactions.......................................................48

PART IV

Item 14.    Exhibits and Reports on Form 8-K.....................................................................49

Signatures.......................................................................................................52

Index to Exhibits................................................................................................54

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Bright Horizons Family Solutions, Inc. (the "Company" or "Bright Horizons Family Solutions") is the nation's leading provider of work-site child care, early education, and work/life consulting services, operating 274 family centers for over 220 clients. Bright Horizons Family Solutions has the capacity to serve more than 34,000 children in 35 states and the District of Columbia. The family center concept evolved from the more traditional workplace child care center and is designed to serve a broader segment of the work-site population. Each family center provides a number of services designed to meet the business objectives of the corporate client and the family needs of the client's employees. The Company's services are designed to (i) address employers' ever-changing workplace needs, (ii) enhance employee productivity, (iii) improve recruitment and retention of employees and (iv) help project the image as the employer of choice within the employer's industry.

With the changing demographics of today's workforce and the prevalence of dual career families, a growing number of corporations are creating family benefits to attract and retain employees and support them as parents. Bright Horizons Family Solutions provides family center based child care, education and enrichment programs, backup care, before and after school care for school age children, summer camps, vacation care, elementary school (kindergarten through fourth grade), and other family support services. The Company partners with sponsors to provide these services.

Bright Horizons Family Solutions serves many of the nation's leading corporations, including 68 Fortune 500 companies. In addition, 44 of WorkingMother magazine's "Top 100 Companies for Working Mothers" are clients of Bright Horizons Family Solutions. The Company's clients include many of America's best known companies, such as Allied Signal, Bank of America, Bayer Pharmaceuticals, The Boeing Company, Campbell Soup Company, Columbia/HCA Health Care Corporation, Eli Lilly and Company, First Union National Bank, Glaxo Wellcome, Johnson & Johnson, Merck & Co., Inc., MBNA Corporation, Motorola, SAS Institute, Time Warner, Inc. and Universal Studios, Inc. The Company also provides services for well known institutions such as the United Nations, The PGA Tour, John F. Kennedy Airport and Beth Israel Deaconess Medical Center. Bright Horizons Family Solutions operates multiple centers for 20 of its clients.

Bright Horizons Family Solutions, a Delaware corporation, was formed in connection with the merger (the "Merger") of Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM"), each of which were national leaders in the field of work-site child care services for the corporate market. BRHZ and CFAM entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") on April 26, 1998, which was approved by a vote of the respective companies on July 24, 1998 (the "Merger Date"). Under the terms of the Merger Agreement, BRHZ and CFAM merged with subsidiaries of the Company, and are now wholly owned subsidiaries of the Company. In the Merger, each share of BRHZ common stock was converted into 1.15022 shares of the Company's common stock, $0.01 par value per share (the "Common Stock"), and each share of CFAM common stock was converted into one share of the Company's Common Stock. The merger has been treated as a tax free reorganization, and accounted for as a pooling of interests. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the Company or Bright Horizons Family Solutions for periods prior to July 24, 1998 refer to one or both of the Company's predecessors, BRHZ and CFAM, as appropriate.

BUSINESS STRATEGY

Bright Horizons Family Solutions has gained nationwide recognition as a quality service provider and is well-positioned to serve corporate sponsors due to its national scale, track record of serving major corporate sponsors, established reputation, and position as a quality leader. The major elements of its business strategy are the following:

Corporate Sponsorship. Corporate sponsorship enables Bright Horizons Family Solutions to address simultaneously the three most important criteria used by parents to evaluate and select a child care and early education provider: quality of care, convenience and cost. By reducing the Company's start-up and operating costs, corporate sponsorship enables the Company to concentrate its investment in those areas that directly translate into high quality care, including faculty compensation, teacher-child ratios, curricula, continuing faculty education, facilities and equipment. Bright Horizons Family Solutions' corporate-sponsored work-site facilities are conveniently located at or near the parents' place of employment, and generally conform their hours of operation to the work schedule of the sponsor. Work-site family centers allow parents to spend more time with their children, both while commuting and during the workday, and to participate in and monitor their child's ongoing care and education. Finally, because corporate support generally defrays a portion of Bright Horizons Family Solutions' start-up and/or operating costs, the Company is able to offer its customers high quality child care and early childhood education services at competitive tuition levels. Some corporations offer subsidized tuition to their employees as part of their overall benefits package.

Quality Leadership. The critical elements of Bright Horizons Family Solutions' quality leadership focus include:

         - NAEYC Accreditation. Bright Horizons Family Solutions operates its centers to qualify for accreditation by the National Association for the Education of Young Children ("NAEYC"), a national organization dedicated to improving the quality of care and developmental education provided for young children. The Company believes that its commitment to meeting NAEYC accreditation is an advantage in the competition for corporate sponsorship opportunities, due to the Company's experience with an increasing number of potential and existing corporate sponsors that are requiring adherence to NAEYC criteria. NAEYC accreditation criteria cover a wide range of quantitative and qualitative factors, including, among others, faculty qualifications and development, staffing ratios, health and safety, and physical environment. NAEYC criteria generally are more stringent than state regulatory requirements. The majority of child care centers are not NAEYC-accredited, and Bright Horizons Family Solutions has more NAEYC-accredited work-site child development centers than any other provider. At December 31, 1998, 165 out of the Company's 274 family centers were accredited by NAEYC.

         - High Teacher-Child Ratios. High teacher-child ratios are a critical factor in providing quality early education, facilitating more focused care and enabling teachers to forge relationships with children and their parents. Under Bright Horizons Family Solutions' approach, each child has a teacher who is designated as the child's primary caregiver. This teacher is responsible for monitoring a child's developmental progress and tailoring programs to meet the child's individual needs, while engaging parents in establishing and achieving goals. Bright Horizons Family Solutions is committed to maintaining the NAEYC-recommended teacher-child ratios for all age groups, with many family centers exceeding the NAEYC recommended minimum ratios. By contrast, most center-based child care providers conform only to the minimum teacher-child ratios mandated by applicable governmental regulations, which are generally less intensive than NAEYC standards and vary widely from state to state.

         - Highly Qualified Center Directors and Faculty. Bright Horizons Family Solutions believes its faculty's education and experience are exceptional when compared to other child care organizations. Our typical center director has more than ten years of child care experience and a college degree in an education-related field, with many center directors holding advanced degrees. Because Bright Horizons Family Solutions considers ongoing training essential to maintaining high quality service, centers have training budgets for their faculty that provide for in-center training, attendance at selected outside conferences and seminars and partial tuition reimbursement for continuing education. The Company has developed a training program for its employees that establishes minimum standards for its faculty. Teacher training is conducted in each family center and includes orientation and ongoing training, including training related to child development and education, health, safety and emergency procedures. Training is conducted on a regular basis at each family center and in company-wide meetings and is designed to meet NAEYC training standards. Management training is provided on an ongoing basis to all center directors and includes human resource management, risk management, financial management, customer service, and program implementation.

         - Innovative Curricula. Bright Horizons Family Solutions' innovative, developmentally appropriate curricula distinguish it in an industry typically lacking educational programs. The Company is committed to improving upon the typical early education experience by creating a dynamic and interactive environment that stimulates learning and development. As part of its comprehensive curricula, the Company has developed "The World at Their Fingertips" program for learning, which emphasizes the importance of active learning, language and skilled teacher support to foster each child's individual strengths. "The World at Their Fingertips" includes many components designed to promote physical, cognitive, emotional, and language development and provides a developmentally appropriate educational curriculum enabling teachers to provide individualized, responsive care and affection for each child. The infant and toddler program provides an environment for development with learning centers planned to maximize large and small motor experiences, sensory and cognitive experiences, language, music and personal experiences. The preschool program provides a developmentally appropriate learning-centered curriculum, including dramatic play, art expression, construction/blocks, computer and music/movement. Bright Horizons Family Solutions seeks to involve parents in the center's activities and supports the extension of learning into the home. The Company's early childhood educational services meet or exceed the standards established by the National Academy of Early Childhood Programs ("NAECP"), a division of NAEYC.

         - Attractive, Child-Friendly Facilities. Bright Horizons Family Solutions believes that attractive, spacious, child-friendly facilities are an important element in fostering high quality learning environments for children. The Company's family centers are custom-built and are designed to be open and bright and to maximize visibility throughout the center. Bright Horizons devotes considerable effort to equipping its centers with child-sized amenities, indoor and outdoor play areas with age-appropriate materials and design, family hospitality areas and computer centers.

Leading Market Presence. Bright Horizons Family Solutions' strategy has been to gain a leading market presence by leveraging its reputation and the visibility of its client relationships to enhance its marketing and market penetration. In addition, the Company believes that clustering its centers in selected metropolitan markets provides operating and competitive advantages. Clustering permits the Company to strengthen quality, develop local recruiting networks, and efficiently allocate its faculty among nearby centers in cases of illness, vacation or leave. Clustering also provides Bright Horizons Family Solutions with economies of scale in management, purchasing and recruiting. The Company believes that regional clustering serves as a competitive advantage in developing its reputation within geographic regions and securing new corporate sponsorships in those areas. Bright Horizons Family Solutions currently has a major market presence in work-site child care in Atlanta, Boston, Charlotte, Chicago, Dallas/Fort Worth, Hartford, Los Angeles, Nashville, New York, Raleigh/Durham, San Francisco, Seattle, Tampa/St. Petersburg, Washington, D.C. and Wilmington, Delaware.

Employer of Choice. Bright Horizons Family Solutions focuses on maintaining its reputation as a premier employer in the early childhood education market. The Company believes that its above-average compensation, comprehensive and affordable benefits package and opportunities for internal career advancement enable the Company to attract highly qualified, well-educated, experienced and committed center directors and faculty. The Company believes that its benefits package, which includes medical, dental and disability insurance, paid vacation and sick leave, a 401(k) savings plan, stock options, tuition reimbursement and child care discounts, is unusually comprehensive and affordable to the employee by industry standards. These benefits, as well as the Company's comprehensive training programs are an important recruitment and retention tool for Bright Horizons Family Solutions in the relatively low-paying child care industry.

GROWTH STRATEGY

The key elements of Bright Horizons Family Solutions' growth strategy are as follows:

Open Centers for New Corporate Sponsors. Bright Horizons Family Solutions' regional and home office sales force, as well as senior management, actively pursue potential new corporate sponsors, particularly in industries that provide work-site child care, early education and family support services as a standard benefit. Bright Horizons Family Solutions believes that its national scale, quality leadership and track record of serving corporate sponsors give it a competitive advantage in securing new corporate sponsorship relationships. As a result of the Company's national visibility as a high quality provider of work-site child care, early education and family support services, prospective sponsors regularly contact Bright Horizons Family Solutions requesting proposals for operating a family center.

Expand Relationships with Existing Corporate Sponsors. Bright Horizons Family Solutions aims to increase revenue from its existing corporate sponsor relationships by developing new centers for sponsors who have multiple corporate sites and offering additional services at its existing centers. Bright Horizons Family Solutions' experience has been that corporate sponsors are more inclined to employ the Company on a multi-site basis following the successful operation of an initial family center. The Company currently operates 95 family centers at multiple sites for 20 sponsors. In addition, 6 clients are currently served by the Company's National Access Program, which enables the employees of a sponsor to access the network of the Company's family centers across the country.

Assume Management of Existing Child Care Centers. Assuming the management of existing centers enables Bright Horizons Family Solutions to serve an existing customer base with little start-up investment. As corporations reduce their involvement in non-core business activities, the Company has assumed the management of a number of work-site child care centers previously managed by a corporate sponsor. Bright Horizons Family Solutions has also assumed the management of work-site child care centers formerly operated by other providers. Many such providers have experienced operating difficulties because they lack the management expertise or financial depth needed to provide high quality child care services to corporate sponsors.

Pursue Strategic Acquisitions. Bright Horizons Family Solutions seeks to acquire existing work-site child care centers and local or regional networks to expand quickly and efficiently into new markets and increase its presence in existing geographic clusters. The fragmented nature of the work-site segment of the child care, early education and family support services market continues to provide acquisition opportunities. The Company believes that many of the smaller regional chains and individual providers seek liquidity and/or lack the professional management and financial resources that sponsors increasingly demand.

Develop and Market Additional Services. Bright Horizons Family Solutions plans to continue to develop and market additional early childhood education and family support services, full and part-time child care, emergency back-up work-site child care (serving parents when their primary child care options are unavailable), the National Access Program, seasonal services (extending hours at existing centers to serve sponsors with highly seasonal work schedules), school vacation clubs, summer programs, elementary school programs, before and after school care for school age children, vacation care, special event child care, and to add residential child development centers in areas where tuition levels can support the Company's quality standards.

At December 31, 1998, the Company had over 50 family centers under development and scheduled to open over the next 12 to 18 months, including 23 for existing clients.

BUSINESS MODELS

Although the specifics of Bright Horizons Family Solutions' corporate sponsorship arrangements vary widely, they generally can be classified into two forms: (i) the sponsor model, where the Company operates a family center on or near the premises of a sponsor, and gives priority enrollment to the employees of the corporate sponsor, receives some form of start-up and/or operating financial support from the corporate sponsor and maintains profit-and-loss responsibility, and (ii) the management model, where Bright Horizons Family Solutions manages a work-site family center under a cost-plus agreement with a corporate sponsor.

The Sponsor Model. Family centers operating under the sponsor model currently represent approximately 60% of Bright Horizons Family Solutions' family centers. The Company typically designs and operates a work-site family center in exchange for some form of financial or operating support from the sponsor. This sponsorship can take a variety of forms, including reduced occupancy costs, tuition assistance, payment of pre-opening expenses and assistance with start-up costs, such as architectural and design fees, real estate broker fees, as well as capital equipment and initial supplies. Historically, the Company has received the greatest support in the form of reduced occupancy costs. Bright Horizons Family Solutions maintains profit-and-loss responsibility for sponsorship-model family centers. The sponsorship model can be classified into two subcategories: (i) employer-sponsored, where Bright Horizons Family Solutions provides child care on a priority enrollment basis for employees of a single employer sponsor, and (ii) developer-sponsored, where the Company provides priority child care to the employees of multiple employers located within a real estate developer's property.

         - The Employer-Sponsored Model. The employer-sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), or occasionally a consortium of employers, entering into a contract with the Company to provide early education at a facility located in or near the sponsor's offices. The sponsor generally provides for the construction of the center and on an ongoing basis pays for maintenance and repairs. In some cases, the sponsor also provides tuition assistance to the employees and minimum enrollment guarantees to the Company. Children of the sponsors' employees typically are granted priority enrollment at the center. In some instances, enrollment may be limited to the employees of the sponsor. Operating contracts under the employer-sponsored model have terms that generally range from three to ten years, require ongoing reporting to the sponsor and, in some cases, limit annual tuition increases.

         - The Developer-Sponsored Model. A developer-sponsored center is located in a real estate developer's office building or office park. The center serves as an amenity to the developer's tenants, giving the developer an advantage in attracting quality tenants to its site. In return for leasing the facility to Bright Horizons Family Solutions at a discounted rent, the Company offers priority enrollment to the children of the site's employees. Bright Horizons Family Solutions typically negotiates lease terms of 10 to 20 years, including the initial term and renewal options. Under the developer-sponsored model, Bright Horizons Family Solutions typically operates its child development centers with few ongoing operating restrictions or reporting requirements.

The Management Model. Family centers operating under management model contracts currently represent approximately 40% of Bright Horizons Family Solutions' family centers. Under the management contract model, the Company receives a management fee from a corporate sponsor and is reimbursed by the corporate sponsor for any expenses in excess of tuition revenues within an agreed upon budget. The sponsor is typically responsible for all start-up costs and facility maintenance. The management model enables the corporate sponsor to have a greater degree of control with respect to budgeting, spending and operations. Management contracts require the Company to satisfy certain periodic reporting requirements and generally range in length from one to five years, with some terminable by the sponsor without cause or financial penalty. The Company is responsible for maintenance of quality standards, recruitment of center directors and faculty, implementation of curricula and programs and interaction with parents.

OPERATIONS

General. Consistent with its strategy of establishing leading market presence, Bright Horizons Family Solutions is organized into seven operational divisions, largely along geographic lines. Each division is managed by a Divisional Vice President and is divided into five to nine regions, each headed by a Regional Manager responsible for supervising the quality, operating performance and client relationships for three to eleven centers. A typical center is managed by a staff consisting of an administrative team, including the center director, a teaching staff and support personnel, with the total number of staff varying due to the complexity and hours of operation of the program. A center director has operating responsibility and is responsible for supervising local marketing, hiring new teachers and performing administrative tasks such as payroll and tuition collection. Bright Horizons Family Solutions' performs most accounting, finance, information system, risk management, human resources, administration, business development and marketing functions at the corporate office level.

Center hours of operation are designed to match the schedules of the sponsor. Most centers are open ten to twelve hours a day, Monday through Friday, although some employer sponsors operate two and even three shifts at locations our centers serve. Typical hours of operation are from 7:00 a.m. to 6:00 p.m. Bright Horizons Family Solutions offers a variety of enrollment options, ranging from full-time (40-50 hours per week) to part-time options. The majority of children who attend the Company's family centers are enrolled on a full-time basis, and are children of the employees of the employer-sponsor or the developer-sponsor's tenants. The remaining enrolled children come from the surrounding community, where such enrollment is permitted under the terms of the contract.

Tuition depends upon the age of the child, geographic location and the extent to which a corporate sponsor subsidizes tuition. In fiscal 1998, average full-time monthly tuition was approximately $920 for infants, $800 for toddlers and $680 for preschoolers. Tuition at most of Bright Horizons Family Solutions' centers is payable in advance and is due either monthly or weekly. In some cases, parents can pay tuition through payroll deduction.

Facilities. The Company's family centers are primarily operated in work-site locations and vary in design and capacity in accordance with sponsor needs and state and federal regulatory requirements. A prototypical Company family center is approximately 12,000 to 15,000 square feet, and has a capacity for approximately 150 children. As of December 31, 1998, the Company's centers had a total licensed capacity of approximately 34,400 children, with the smallest having a capacity of 6 children and the largest having a capacity of over 450 children.

Bright Horizons Family Solutions believes that attractive, spacious and child friendly facilities are an important element in fostering a high quality learning environment for children. The Company's family centers are designed to be open and bright and to maximize visibility throughout the center. The Company devotes considerable resources to equipping its centers with child-sized amenities, indoor and outdoor play areas of age-appropriate materials and design, family hospitality areas and computer centers. Commercial kitchens are present in those centers that require hot meals to be prepared on site.

Health and Safety. The safety and well-being of the children in its care is a high priority for Bright Horizons Family Solutions. The Company employs a variety of security measures at its centers, which may include electronic access systems, sign out procedures for children, security guards, or other site-specific procedures. In addition, Bright Horizons Family Solutions' high ratio of teachers to children, together with the presence of center directors and other management personnel, leads to enhanced supervision. Centers are designed to minimize the risk of injury to small children by incorporating such features as child-size amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment and cushioned fall-zones surrounding play structures.

Bright Horizons Family Solutions conducts ongoing training of personnel in the areas of health, safety and emergency protocol, requires CPR and first aid certification of center management personnel, and offers such certification to all center faculty. The Company conforms to federal OSHA requirements with respect to annual blood-born pathogen training of all center personnel.

MARKETING

Bright Horizons Family Solutions markets its services to two constituencies: corporate sponsors and parents. Management believes that the Company's operations in 35 states and the District of Columbia with 274 Family Centers and the expertise and reputation of its management team in working with many of the nation's leading companies have created name recognition within the work and family services industry. The Company's board of directors, senior officers and Advisory Board members are involved at the national level with education, work/life and children's services issues, and their prominence and involvement in such issues plays a key role in attracting new clients and developing additional services and products for existing clients.

The Company's regional and home office sales force and senior management maintain relationships with larger customers and actively pursue potential new corporate sponsors, particularly in industries that provide work-site child care as a standard benefit in order to recruit and retain talented employees. The Company's sales force is organized on both a national and regional basis, and is responsible for identifying potential corporate sponsors, targeting real estate developers, identifying potential acquisitions and managing the overall sales process. As a result of Bright Horizons Family Solutions' national visibility as a high quality child care provider, potential sponsors regularly contact the Company requesting proposals. Bright Horizons Family Solutions competes for most employer sponsorship opportunities via a request for proposal process.

At the family center level, directors are responsible for marketing to parents. Bright Horizons Family Solutions seeks to develop a local reputation by promoting its high quality faculty, facilities, programs, and interactive, hands-on curricula. The Company's pre-opening and ongoing local marketing efforts include open houses, local direct mail and media advertising, parent referrals and community outreach. Many centers have parent advisory organizations, which assist in marketing and also act as a sounding board for developments in the education program. Center directors typically receive assistance from corporate sponsors, who often advertise the center in internal publications, provide mailing lists, answer questions and facilitate interaction between Bright Horizons Family Solutions and parents. The Company also has an established corporate marketing department that acts as a central resource for center-level marketing programs, including the preparation of promotional materials.

COMPETITION

The market for child care and early education services is highly fragmented and competitive. Bright Horizons Family Solutions experiences competition for enrollment and for sponsorship of its family centers.

Bright Horizons Family Solutions believes that the key factors in the competition for enrollment are quality of service, locational convenience and cost. The Company competes for enrollment with nannies, relatives, family child care and center-based child care providers, including for profit, not-for-profit and government based providers. Corporate sponsor support enables Bright Horizons Family Solutions to limit its start-up and operating costs and concentrate its investment in those areas that directly translate into high quality early education, specifically faculty compensation, teacher-child ratios, curricula, continuing faculty education, facilities and equipment. The Company believes that many center-based child care providers are able to offer care at a lower price than Bright Horizons Family Solutions by utilizing lower faculty-child ratios, and offering their staff lower pay and limited or unaffordable benefits. While the Company's tuition levels are generally above those of its competitors, management believes it is able to compete effectively, particularly for well-educated parents, by offering the convenience of a work-site location and a higher quality of care.

Bright Horizons Family Solutions believes its ability to compete successfully for corporate sponsorship depends on a number of factors, including reputation, national scale, quality and scope of service, cost effective delivery of service, high quality of personnel and the ability to understand the business needs of prospective clients and to customize sponsorship arrangements. Many residential center-based child care chains either have divisions that compete for corporate sponsorship opportunities or are larger and have substantially greater financial or other resources that could permit them to compete successfully against the Company in the work-site segment. Other child care organizations focus exclusively on the work-site segment of the child care market. Bright Horizons Family Solutions believes there are fewer than 10 companies that currently operate work-site child care centers on a national basis.

The Company's biggest competitors include the employer-sponsored child care divisions of large child care chains which primarily operate residential child care centers such as Children's Discovery Centers/Knowledge Universe, KinderCare Learning Centers, Children's World, and Child Time. Management believes that the Company is distinguished from its competitors by its exclusive focus on corporate clients and commitment to NAEYC accreditation standards. Bright Horizons Family Solutions believes it is well-positioned to attract corporate sponsors who wish to outsource the management of new or existing work-site early education centers due to the Company's national scale, established reputation, position as a quality leader and track record of serving major corporate sponsors. In addition, an increasing number of potential corporate sponsors are requiring adherence to NAEYC criteria.

EMPLOYEES

As of December 31, 1998, Bright Horizons Family Solutions employed approximately 9,350 employees (including part-time and substitute teachers), of which approximately 230 were employed at the Company's corporate, divisional and regional offices and the remainder were employed at the Company's family centers. Center employees include faculty and administrative personnel. Except for an agreement with a labor union that represents approximately 60 employees at one the Company's family centers located in Huntsville, Alabama, the Company does not have any agreements with labor unions. The Company believes that its relations with employees are good.

REGULATION

Child care centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of teacher to children, faculty training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. In some jurisdictions, regulations have been enacted which establish requirements for employee background checks or other clearance procedures for employees of child development centers. Center directors and regional managers are responsible for monitoring each center's compliance with such regulations. Repeated failures by a center to comply with applicable regulations can subject it to sanctions, which can include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the center's license to operate, and could require significant expenditures by the Company to bring the its family centers into compliance.

In addition, state and local licensing regulations often provide that the license held by the Company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to any applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense centers it may acquire in the future. Management believes the Company is in substantial compliance with all material regulations applicable to its business.

Bright Horizons Family Solutions also is required to comply with the Americans with Disabilities Act ("ADA"), which prohibits discrimination on the basis of disability in public accommodations and employment. Costs incurred to date by Bright Horizons Family Solutions to comply with ADA have not been significant. The Company believes it is in substantial compliance with all material regulations applicable to its business.

There are currently certain tax incentives for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined therein). The fees paid to Bright Horizons Family Solutions for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. The amount of the qualifying child care expenses is limited to $2,400 for one child and $4,800 for two or more children and, therefore, the maximum credit ranges from $480 to $720 for one child and from $960 to $1,440 for two or more children.

INSURANCE

Bright Horizons Family Solutions currently maintains the following types of insurance policies: workers' compensation, commercial general liability, automobile liability, commercial property liability, student accident coverage, employment practices liability, director and officer liability and excess "umbrella" liability. The policies provide for a variety of coverages, are subject to various limitations and exclusions, and deductibles. Management believes that the company's current insurance coverages are adequate to meet its needs.

Bright Horizons Family Solutions has not experienced difficulty in obtaining insurance coverage, but there can be no assurances that adequate insurance coverage will be available in the future, or that the Company's current coverage will protect it against all possible claims.

RISK FACTORS

Management of Growth. The Company and its predecessors have experienced substantial growth during the past several years through internal growth and by acquisition. The Company's ability to experience future growth will depend upon a number of factors, including the ability to further develop existing client relationships and to obtain new client relationships, the expansion of services and programs offered by the Company, the maintenance of high quality services and programs and the hiring and training of qualified management, divisional vice presidents, regional managers, center directors and other personnel. The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets, which could result in a material adverse effect on the Company's business, results of operations and financial condition. In addition, difficulties in hiring and retaining qualified personnel may also impact the Company's ability to accept additional enrollment at its centers which could result in a material adverse effect on the Company's business, results of operations and financial condition. Sustaining growth may require the implementation of enhancements to operational and financial systems and will also depend on the Company's ability to expand its sales and marketing force. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Market Acceptance of Work and Family Services. The Company's business strategy depends on employers recognizing the value of work and family services. There can be no assurance that there will be continued growth in the number of employers that view work-site family services as cost-effective or beneficial to their work forces. Any negative change in current corporate acceptance of financially supported child care could have a material adverse effect on the Company's business, results of operations, financial condition and growth prospects. There can be no assurance that demographic trends, including an increasing percentage of mothers in the work force, will continue to lead to increased market share for the center-based segment in general and the work-site segment in particular.

Competition. The Company competes for corporate clients as well as individual enrollment in a highly fragmented and competitive market. In the competition for enrollment, the Company competes with family child care (operated out of the caregiver's home) and center-based child care (residential and work-site child care centers, full and part-time nursery schools, and church-affiliated and other not-for-profit providers). In addition, substitutes for organized child care, such as relatives, nannies, and the option of one parent caring for a child, compete with the Company. Management believes the Company's ability to compete successfully depends on a number of factors, including quality, locational convenience and price. The Company often is at a price disadvantage with respect to family child care providers, who operate with little or no rental expense and generally do not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company. In addition, family child care providers often operate at standards lower than the national accreditation standards at which the Company operates. Many of its competitors in the center-based segment also offer child care at a substantially lower price than the Company, and some have substantially greater financial resources than the Company or have greater name recognition. The Company also competes with many not-for-profit providers of child care and preschools, some of which are able to offer lower pricing than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, results of operations and financial condition

In the competition for corporate clients, the Company primarily competes with other organizations which focus on the work-site segment of the child care market and with certain center-based child care chains that have divisions which compete for corporate opportunities. The Company also competes with a diverse group of large and small competitors for a range of child care and other work and family services including work/life, employee benefits and management consultants. Some of these competitors have significantly greater financial resources and may be willing to enter into contract models, invest initial capital in facilities or enter into other financial arrangements that are not consistent with the Company's business strategy. Many of these competitors offer consulting, work-site child care and other services at lower prices than the Company. Increased competition for corporate relationships on a national or local basis could result in increased pricing pressure and/or loss of market share, thereby having a material adverse effect on the Company's business, results of operations and financial condition, as well as its ability to attract and retain qualified family center personnel and its ability to pursue its growth strategy successfully.

Dependence on Corporate Client Relationships. A significant portion of the Company's business is derived from family centers associated with corporate clients for which the Company provides work-site family services for single or multiple sites pursuant to management contracts. While the specific terms of such contracts vary, some management contracts are subject to early termination by the corporate client without cause. While the Company has a history of consistent contract renewals, there can be no assurance that future renewals will be secured. The early termination or nonrenewal of a significant number of corporate management contracts or the termination of a multiple-site corporate client relationship could have a material adverse effect on the Company's business, results of operations and financial condition.

Changing Economic Conditions. The Company's revenue and net income are subject to general economic conditions. A significant portion of the Company's revenue is derived from employers and real estate developers who historically have reduced their expenditures for work-site family services during economic downturns. In addition, a significant percentage of the Company's family centers are sponsored by real estate developers offering on-site child care as an amenity to attract tenants to their buildings. Changes in the supply and demand of real estate could adversely affect real estate developers' willingness to subsidize child care operations at new developments or their ability to obtain financing for developments offering developer-sponsored child care services. Should the economy weaken in any future period, these corporate clients may reduce or eliminate their expenditures on work and family services, and prospective clients may not commit resources to such services. The Company's revenues depend, in part, on the number of dual income families and working single parents who require child care services. A deterioration of general economic conditions may adversely impact the Company because of the tendency of out-of-work parents to discontinue utilization of child care services. These factors could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with Acquisitions. The Company plans as part of its growth strategy to evaluate the acquisition of other providers of work/life, employer-sponsored child care and consulting services. While the Company reviews acquisition candidates in the ordinary course of its business, the Company is not currently a party to any agreements or negotiations with respect to any material acquisitions. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, diversion of management's attention, negative financial impacts based on the amortization of acquired intangible assets, the dilutive effects of the issuance of Common Stock in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and assimilating acquisitions in the future.

Dependence on Key Management. The success of the Company is highly dependent on the efforts, abilities, and continued services of its executive officers and other key employees. The loss of any of the executive officers or key employees could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that its future success will depend upon its ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, divisional, regional and center director personnel. Although the Company historically has been successful in retaining the services of its senior management, there can be no assurance that the Company will be able to do so in the future.

Ability to Obtain and Maintain Insurance; Adverse Publicity. The Company currently maintains the following types of insurance policies: workers' compensation, commercial general liability, automobile liability, commercial property liability, student accident coverage, directors' and officers' liability coverage, employment practices liability and excess "umbrella" liability including coverage for child abuse and molestation. These policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. To date, the Company has been able to obtain insurance in amounts it believes to be appropriate. There can be no assurance that the Company's insurance premiums will not increase in the future as a consequence of conditions in the insurance business generally or the Company's experience in particular. As a result of adverse publicity concerning reported incidents of alleged abuse at child care centers and the length of time before the expiration of applicable statutes of limitations for the bringing of child abuse and personal injury claims (typically a number of years after the child reaches the age of majority), some operators of child care and family centers have had difficulty obtaining general liability insurance, child abuse liability insurance or similar liability insurance or have been able to obtain such insurance only at substantially higher rates. Any adverse publicity concerning reported incidents of child abuse at any child care centers, whether or not directly relating to or involving the Company, could result in decreased enrollment at the Company's centers, termination of existing corporate relationships, inability to attract new corporate relationships or increased insurance costs, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

Litigation. Because of the nature of its business, the Company is and expects that in the future it may be subject to claims and litigation alleging negligence, inadequate supervision and other grounds for liability arising from injuries or other harm to the people it serves, primarily children. In addition, claimants may seek damages from the Company for child abuse, sexual abuse and other acts allegedly committed by Company employees. The Company has occasionally been sued for claims relating to injuries to children in its care. There can be no assurance that additional lawsuits will not be filed, that the Company's insurance will be adequate to cover liabilities resulting from any claim or that any such claim or the publicity resulting from it will not have a material adverse effect on the Company's business, results of operations, and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for the Company's services from corporate sponsors and parents.

Seasonality and Variability of Quarterly Operating Results. The Company's revenue and results of operations fluctuate with the seasonal demands for child care. The Company's revenue typically declines during the third quarter as a result of decreased enrollments in its centers as parents withdraw their children for vacations and their older children for entry into elementary schools. There can be no assurance that the Company will be able to adjust its expenses on a short-term basis to minimize the effect of these fluctuations in revenue. The Company's quarterly results of operations may also fluctuate based upon the number and timing of center openings and/or acquisitions, the performance of new and existing centers, the contractual arrangements under which centers are operated, the change in the mix of such contractual arrangements, the timing and level of consulting and development fees, center closings, competitive factors and general economic conditions. The inability of existing centers to maintain their current profitability, the failure of newly opened centers to contribute to profitability and the failure to maintain and grow the consulting and development services could result in additional fluctuations in the future operating results of the Company on a quarterly or annual basis.

Impact of Governmental Regulation. The Company's Family Centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. The Company also will be required to comply with the Americans with Disabilities Act (the "ADA"), which prohibits discrimination on the basis of disability in public accommodations and employment. Failure of a center to comply with applicable regulations or the ADA can subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the center's license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its family centers into compliance. In addition, state and local licensing regulations often provide that the license held by a family services company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to any applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense centers it may acquire in the future. There can be no assurance that government agencies will not impose additional restrictions on the Company's operations which could adversely affect the Company's business, results of operations, and financial condition. In addition, under the Internal Revenue Code (the "Code"), certain tax incentives are available to parents utilizing child care programs. Any change in such incentives could cause a number of parents to remove their children from the Company's centers, which would adversely affect the Company's business, results of operations and financial condition. Although the Company expects to pay employees at rates above the minimum wage, increases in the federal minimum wage could result in a corresponding increase in the wages paid to the Company's employees, which could adversely affect the Company's business, results of operations and financial condition.

Possible Volatility of Stock Price. The prices at which the Company's Common Stock trades is determined by the marketplace and is influenced by many factors, including the liquidity of the market for the Common Stock, investor perception of the Company and of the work/life industry generally, and general economic and market conditions. In addition, the stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. In addition, factors such as announcements of new services or offices or acquisitions by the Company or its competitors or third parties, as well as market conditions in the Company's industry, may have a significant impact on the market price of the Common Stock. The market price may also be affected by movements in prices of stocks in general. In addition, the exercise of options to purchase shares of the Common Stock may cause dilution to existing stockholders.

Potential Effect of Anti-Takeover Provisions. The Company's Certificate of Incorporation and Bylaws contain certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest or otherwise. These provisions establish staggered terms for members of the Company's Board of Directors and include advance notice procedures for stockholders to nominate candidates for election as directors of the Company and for stockholders to submit proposals for consideration at stockholders' meetings. In addition, the Company is subject to Section 203 of the Delaware General Corporation Law which limits transactions between a publicly held company and "interested stockholders" (generally, those stockholders who, together with their affiliates and associates, own 15% or more of a company's outstanding capital stock). This provision of the DGCL may have the effect of deterring certain potential acquisitions of the Company. The Company's Certificate of Incorporation provides for 5,000,000 authorized but unissued shares of preferred stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Company's Board of Directors without any further action by stockholders.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names, ages, titles and principal occupations and employment for the past five years of the executive officers of the Company:

Linda A. Mason, 44 -- Chairman of the Board. Ms. Mason has served as a director and Chairman of the Board of the Company since the Merger. Ms. Mason co-founded BRHZ and served as a director and President of BRHZ from its inception in 1986 until the Merger. From its inception until September 1994, Ms. Mason also acted as BRHZ's Treasurer. Prior to founding BRHZ, Ms. Mason was co-director of the Save the Children relief and development effort in Sudan and worked as a program officer with CARE in Thailand. Prior to 1986, Ms. Mason worked as a management consultant with Booz, Allen and Hamilton. Ms. Mason also is a director of The Horizons Initiative and Whole Foods Market, Inc., which owns and operates retail food stores, is a Fellow of the Yale Corporation and serves on the Advisory Board for the Yale School of Management. Ms. Mason is the wife of Roger H. Brown.

Marguerite W. Sallee, 53 -- Chief Executive Officer. Ms. Sallee has served as a director and Chief Executive Officer of the Company since the Merger. Ms. Sallee is a founder of CFAM and served as President, Chief Executive Officer and a director of CFAM from February 1987 until the Merger. Prior thereto, Ms. Sallee served as Commissioner of Human Services in former Tennessee Governor Lamar Alexander's cabinet. She is a director of Saks Incorporated, an owner and operator of department stores, a director of MagneTek, Inc., a manufacturer of integrated electrical products, and is a former Chairman of the Nashville Area Chamber of Commerce. In addition, Ms. Sallee is a delegate to the Presidential Summit for Children.

Roger H. Brown, 42 -- President. Mr. Brown has served as a director and President of the Company since the Merger. Mr. Brown co-founded BRHZ and served as Chairman and Chief Executive Officer of BRHZ from its inception in 1986 until the Merger. Prior to 1986, he worked as a management consultant for Bain & Company, Inc. Mr. Brown currently serves as a director on the Governing Board of the NAEYC, the Child Care Action Campaign, The Horizons Initiative and Advantage Schools, Inc., a charter school management company. Mr. Brown is the husband of Linda A. Mason.

Mary Ann Tocio, 50 -- Chief Operating Officer. Ms. Tocio has served as Chief Operating Officer of the Company since the Merger. Ms. Tocio joined BRHZ in 1992 as Vice President and General Manager of Child Care Operations. She was appointed Chief Operating Officer of BRHZ in November 1993, and remained as such until the Merger. From 1983 to 1992, Ms. Tocio held several positions with Wellesley Medical Management, Inc., including Senior Vice President of Operations, where she managed more than 100 ambulatory care centers nationwide. Prior to that time, Ms. Tocio held various management positions with several Boston-area hospitals.

Michael E. Hogrefe, 38 -- Chief Financial Officer. Mr. Hogrefe has served as Chief Financial Officer of the Company since the Merger. Mr. Hogrefe served as an Executive Vice President, Chief Financial Officer and Secretary of CFAM from January 1996 until the Merger. Mr. Hogrefe served as Treasurer of Service Merchandise Company, Inc., a national retail chain of catalog stores, from July 1993 through January 1996 and as Assistant Treasurer from March 1990 to July 1993. Prior to that, Mr. Hogrefe served as Assistant Treasurer of Financial Management for Equicor -- Equitable HCA Corporation from 1988 to 1990 and in a variety of positions for The Equitable Companies, Inc., from 1982 to 1988, culminating his employment as Assistant Treasurer.

Stephen I. Dreier, 56 -- Chief Administrative Officer and Secretary. Mr. Dreier has served as Chief Administrative Officer and Secretary of the Company since the Merger. He joined BRHZ as Vice President and Chief Financial Officer in 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as BRHZ's Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer, a position which he held until the Merger. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company. Prior to that time, Mr. Dreier served as Manager of Financial Control for the Westinghouse Worldwide Construction Product Group.

ITEM 2.  PROPERTIES

The following table summarizes the locations of Bright Horizons Family Solutions' centers by state as of December 31, 1998:


Alabama                             2                          Nevada                             2
Arizona                             2                          New Hampshire                      1
California                         28                          New Jersey                        17
Colorado                            1                          New Mexico                         2
Connecticut                        15                          New York                          11
Delaware                            4                          North Carolina                    21
District of Columbia                5                          Ohio                               4
Florida                            22                          Pennsylvania                       8
Georgia                             5                          Rhode Island                       2
Illinois                           28                          South Carolina                     2
Indiana                             5                          South Dakota                       1
Iowa                                5                          Tennessee                          7
Kentucky                            2                          Texas                              8
Maine                               3                          Utah                               1
Maryland                            7                          Virginia                           4
Massachusetts                      29                          Washington                         9
Michigan                            1                          Wisconsin                          6
Missouri                            3                          West Virginia                      1

As of December 31, 1998, Bright Horizons Family Solutions operated 274 centers in 35 states and the District of Columbia, of which eleven were owned and the remaining were operated under leases or operating agreements. One of Bright Horizons Family Solutions' owned centers in Orange, Connecticut is subject to a mortgage of $480,000. The Company's owned family centers in Glastonbury and Orange, Connecticut, Tampa, Florida, Quincy, Massachusetts, Raleigh, North Carolina, White Plains, New York, and Bellevue, Washington are not subject to mortgages. The leases have terms ranging from five to 20 years, often with renewal options, with most leases having an initial term of five to 10 years. Some of the leases provide for contingent payments if the center's operating revenues, profits or enrollment exceed a specified level.

Bright Horizons Family Solutions maintains corporate offices in Cambridge, Massachusetts and Nashville, Tennessee. The Company's leases approximately 10,000 square feet for its office in Cambridge, Massachusetts under an operating lease that expires August 31, 2002, and 14,210 square feet for its office in Nashville, Tennessee under an operating lease that expires July 30, 2000.

The Company also has operating leases with terms that expire from April 1999 to December 2001, on approximately 12,000 square feet for administrative offices in El Segundo, California; Itasca, Illinois; Bellevue, Washington; Rockville, Maryland; Flower Mound, Texas and Morristown, New Jersey.

ITEM 3. LEGAL PROCEEDINGS

The Company is, from time to time, subject to claims and suits arising in the ordinary course of its business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of other legal matters will not have a material effect on the Company's financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of any such actions. Furthermore, there can be no assurance that the Company's insurance will be adequate to cover all liabilities that may arise out of claims brought against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since July 27, 1998, the Company's Common Stock has been traded on the Nasdaq National Market under the symbol "BFAM." From the period beginning with BRHZ's initial public offering in November 1997 and ending on the date of the Merger, the BRHZ common stock was traded on the Nasdaq National Market under the symbol "BRHZ." From the period beginning with CFAM's initial public offering in August 1997 and ending on the date of the Merger, the CFAM common stock was traded on the Nasdaq National Market under the symbol "CFAM." The table below sets forth the high and low quarterly sales prices for the Company's Common Stock, BRHZ common stock and CFAM common stock as reported in published financial sources for each quarter during the last two years:


                                                   Prince Range of Common Stock
                      ----------------------------------------------------------------------------------------
                        Bright Horizons Family          Bright Horizons            CorporateFamily Solutions
                              Solutions
                      ---------------------------  --------------------------   ------------------------------
                         High            Low           High           Low           High          Low
1998
Fourth Quarter          $27 1/8        $17 1/4           *             *              *             *
Third Quarter           $28 1/8        $18 1/8        $28 3/4       $20            $24 5/8       $18 3/8
Second Quarter           **             **            $31 1/4       $24 1/4        $31 3/4       $22
First Quarter            **             **            $28 1/2       $16 1/8        $26 5/8       $19

1997
Fourth Quarter           **             **            $20 1/8       $13 3/4        $22 3/8       $14
Third Quarter            **             **               *             *           $18 1/4       $12 1/4
Second Quarter           **             **               *             *              *             *
First Quarter            **             **               *             *              *             *

* No established public trading market was available for the BRHZ common stock prior to November 7, 1997 or after July 24, 1998, and no established public trading market was available for the CFAM commo stock prior to August 13, 1997 or after July 24, 1998.

** No established public trading market for the Company's Common Stock existed prior to July 27, 1998.

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all earnings to support operations and to finance expansion of its business; therefore, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future decision concerning the payment of dividends on the Company's Common Stock will be at the Board of Directors' discretion and will depend upon earnings, financial condition, capital needs and other factors deemed pertinent by the Board of Directors.

The number of stockholders of record at March 19, 1999 was 189, and does not include those stockholders who hold shares in street name accounts.

Application of Proceeds from Initial Public Offerings

Pursuant to a Registration Statement on Form S-1, as amended (Registration No. 333-14981), which was declared effective on November 6, 1997, BRHZ completed an initial public offering of 3,415,500 shares of BRHZ common stock, of which 1,350,000 shares of BRHZ common stock were issued and sold by BRHZ and 2,065,500 shares were sold by selling stockholders, at an offering price of $13.00 per share. BRHZ received net proceeds of approximately $15.6 million (after deducting underwriting discounts and other expenses). Approximately $4.0 million was used to repay outstanding indebtedness.

Pursuant to a Registration Statement on Form S-1 , as amended (Registration No. 333-29523), which was declared effective on August 12, 1997, CFAM completed an initial public offering of 2,702,500 shares of CFAM common stock, of which 1,401,386 shares were issued and sold by CFAM and 1,301,114 shares were sold by selling shareholders, at an offering price of $10.00 per share. CFAM received net proceeds of approximately $12.1 million (after deducting underwriting discounts and expenses). Approximately $3.7 million was used to repay all of CFAM's then outstanding bank borrowings.

The Company intends to use the remaining proceeds from the initial public offerings of BRHZ and CFAM for working capital and general corporate purposes, including the merger and integration of the operations of BRHZ and CFAM and the financing of potential acquisitions and new centers under development.

ITEM 6. SELECTED FINANCIAL DATA

BRHZ operated on a fiscal year ended June 30. CFAM had a fiscal year ending on the Friday closest to December 31. The Company operates on a calendar year. The following financial information has been compiled from the Company's consolidated financial statements, which combine financial position and operating results as of and for the years ended December 31, 1998 and January 1, 1999 ("Fiscal Year 1998") for BRHZ and CFAM, respectively, December 31, 1997 and January 2, 1998 ("Fiscal Year 1997") for BRHZ and CFAM, respectively, June 30, 1996 and December 27, 1996 ("Fiscal Year 1996") for BRHZ and CFAM, respectively, June 30, 1995 and December 29, 1995 ("Fiscal Year 1995") for BRHZ and CFAM, respectively, and June 30, 1994 and December 30, 1994 ("Fiscal Year 1994") for BRHZ and CFAM, respectively.

Due to the different fiscal year ends, BRHZ's results of operations for the six month period ended December 31, 1996 are not included in the restated financial statements for Fiscal Years 1997 or 1996. For this period, BRHZ had revenues of $40 million, net income of $407,000 and total changes in common stockholders' equity of ($137,000).

                                                                         Fiscal Year
                                               1998           1997           1996           1995            1994
Statement of operation data
(in thousands except per share amounts)
      Revenue                                $209,372       $172,555       $127,107        $ 80,613        $ 56,525
      Operating income                          1,237          5,048          2,430           1,397             919
      Income before taxes                       2,447          5,004          1,893           1,332             852
      Net income before preferred
      stock dividends and accretion
      on redeemable preferred stock               474          2,761          4,057           2,174           1,170
      Net income available to common
      stockholders                                474          1,844          2,930           1,047              42
      Basic earnings per share               $   0.04       $   0.43       $   1.16        $   0.47        $   0.02
      Weighted average basic shares
      outstanding                              11,172          4,333          2,522           2,227           2,100
      Diluted earnings per share*            $   0.04       $   0.30       $   0.66        $   0.28        $   0.02
      Weighted average diluted shares
      outstanding                              12,411          9,293          4,502           7,665           2,583

Financial position at Fiscal Year end
(in thousands except per share amounts)
      Working Capital                          12,040         18,005          4,137           1,251           1,450
      Total Assets                             91,463         76,842         44,816          29,938          15,732
      Long term debt, including
      current maturities                          685            783          9,648           5,937           1,596
      Common stockholders equity
      (deficit)                                53,380         46,663         (8,720)        (11,884)        (14,682)
      Dividends per common share                   --             --             --              --              --

* The above earnings per share on a diluted basis has been prepared in accordance with SFAS 128 based on the historical results and weighted average shares of each company, adjusted for the effect on weighted average shares for the merger exchange ratio. The diluted earnings per share in Fiscal Year 1996 is affected by the fact that the preferred stock of BRHZ was anti-dilutive on a standalone basis. The diluted earnings per share in Fiscal Year 1994 is affected by the fact that the preferred stock of BRHZ was anti-dilutive on a standalone basis, and the preferred stock and options of CFAM were anti-dilutive on a standalone basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different form any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Risk Factors" above for a description of a number of risks and uncertainties which could affect actual results.

GENERAL

Bright Horizons Family Solutions is a leading national provider of workplace services for employers and families, including childcare, early education and strategic work/life consulting. As of December 31, 1998 the Company manages 274 family centers, with over 50 family centers under development. The Company has the capacity to serve more than 34,000 children in 35 states and the District of Columbia and has partnerships with many of the nation's leading employers, including 68 Fortune 500 companies and 44 of Working Mother Magazine's "100 Best Companies for Working Mothers" in 1998. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

The Company, a Delaware corporation, was formed as a result of the Merger, by and among the Company, BRHZ and CFAM, which was approved by the shareholders of BRHZ and CFAM on July 24, 1998. Each issued and outstanding share of BRHZ common stock was converted into 1.15022 shares of the Company's Common Stock, and each issued and outstanding share of CFAM common stock was converted into one share of Common Stock. Each outstanding option of BRHZ and CFAM was converted into an option to purchase shares of Common Stock at the same conversion ratios referenced above. The transaction has been accounted for as a pooling of interests and tax-free reorganization. All historical equity amounts have been restated to reflect the respective exchange ratios, and certain reclassifications have been made for consistent presentation, which had no effect on net income.

Center Economics. The Company's revenue is principally derived from the operation of family centers, and to a lesser extent, other services including consulting services. Family center revenues consist of parent fees for tuition, amounts paid by corporate sponsor clients to fund a portion of a family center's operating costs, and management fees paid by client sponsors. Revenue growth has primarily resulted from the addition of new family centers as well as increased enrollment and tuition, and expanded programs at existing family centers. Parent fees comprise the largest component of a center's revenue, and are billed on a monthly or weekly basis, payable in advance. The parent fees are generally comparable to prevailing area market rates for tuition. Amounts paid by corporate sponsor clients are payable monthly and may be dependent on a number of factors such as enrollment, the center's operating costs, or budgeted amounts. Management fees are generally fixed, and payable monthly. Although the specifics of the Company's sponsorship arrangements vary widely, there are two basic forms, the sponsor model and the management model.

The Company employs the sponsor model in approximately 60% of its family center sites. Under the sponsor model, a family center is operated at or near the sponsor's worksite. The Company retains profit-and-loss responsibility for the operation of the family center, and, as part of the arrangement, may receive financial support from the sponsor. Client support can take various forms, including reduced occupancy costs, tuition-assistance and start-up and/or operating cost assistance. Newly opened sponsored centers generally operate at a loss until utilization levels reach approximately 60%, which typically occurs within 6 to 12 months of operation. In exchange for client sponsorship, the Company gives priority enrollment to the children of employees or tenants affiliated with the sponsor.

Under the management model, which comprises approximately 40% of the Company's operating sites, the Company operates a family center under a cost-plus agreement. These contracts generally include a management fee and require that the sponsor reimburse the Company for operating expenses in excess of parent fees or tuition within an agreed upon budget. Therefore, the Company does not sustain pre-opening or initial operating losses under the management model. The management model centers experience slightly lower operating margins than the corporate-sponsored model at full maturity.

Under the sponsor model, the tuition paid by parents is supplemented in some cases by direct payments from sponsors and, to a far lesser extent, direct payment from government agencies. Under the management contract model, in addition to parent tuition, revenue also includes management fees and reimbursable expenses. Tuition, management fees and fees for priority enrollment rights paid in advance are recorded as deferred revenue and are recognized in the appropriate period.

In centers operating under the sponsor model, the Company may be required to make capital expenditures necessary to initially fit out, equip and furnish the family centers, as well as make similar expenditures to refurbish and maintain existing centers. While sponsors generally provide for the space or construction of the family center, the Company may pay for leasehold improvements or construction costs. The Company may make capital investments when it is able to obtain favorable purchase terms or when a sponsor agrees to pay fees in advance for long-term priority enrollment rights in the center, or for other guarantees.

In centers operating under the management model, the sponsor typically provides for all costs associated with building, fitting out, equipping, furnishing and supplying the family center. The sponsor is also typically responsible for ongoing occupancy and maintenance costs.

Cost of services expenses consist of direct expenses associated with the operation of family centers and with the delivery of consulting services. Family center cost of services consist primarily of staff salaries, taxes and benefits; food costs; program supplies and materials, parent marketing and occupancy costs. Personnel costs are the largest component of a family center's operating costs, and comprise approximately 80% of a family center's operating expenses. However, personnel costs will be proportionately larger in family centers operating under the management contract model and proportionally lower in family centers operating under the sponsor model. Consulting cost of services are comprised primarily of staff salaries, taxes and benefits; contract labor; and other direct operating expenses.

Selling, general and administrative expenses are comprised primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting and legal fees; information technology; occupancy costs for corporate and regional personnel and other general corporate expenses.

Amortization expense is being recognized over the period benefited by certain intangible assets, which include goodwill, non-compete agreements and contract rights associated with acquisitions made by the Company.

New Centers. In Fiscal Year 1998, the Company added 38 new family centers, 17 of which are operating under the sponsor model and 21 of which are operating under the management contract model. In the same period, the Company closed 9 centers which were not meeting operating objectives. The Company currently has over 50 centers under development, scheduled to open over the next 12 to 18 months. The opening of new centers is subject to a number of conditions and factors, including, among others, construction timing, sponsor needs and weather conditions.

Seasonality. The Company's business is subject to seasonal and quarterly fluctuations. Demand for child care and early education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company's services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the rest of the year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the sponsorship model mix of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

Initial Public Offerings. On November 6, 1997, BRHZ completed an initial public offering of 3,415,500 shares of BRHZ common stock, of which 1,350,000 shares of BRHZ common stock were issued and sold by BRHZ and 2,065,500 of which were sold by selling stockholders, at an offering price of $13.00 per share. BRHZ received proceeds of approximately $15.6 million (after deducting underwriting discounts and other expenses). Approximately $4.0 million was used to repay outstanding indebtedness.

On August 12, 1997, CFAM completed an initial public offering of 2,702,500 shares of CFAM common stock, of which 1,401,386 shares were issued and sold by CFAM, at a public offering price of $10.00 per share. CFAM received net proceeds of approximately $12.1 million (after deducting underwriting discounts and expenses). Approximately $3.7 million was used to repay all of the Company's then outstanding bank borrowings.

RESULTS OF OPERATIONS

BRHZ operated on a fiscal year ended June 30. CFAM had a fiscal year ending on the Friday closest to December 31. The Company operates on a calendar year. The following financial information has been compiled from the Company's consolidated financial statements, which combine financial position and operating results as of and for the years ended December 31, 1998 and January 1, 1999 ("Fiscal Year 1998") for BRHZ and CFAM, respectively, December 31, 1997 and January 2, 1998 ("Fiscal Year 1997") for BRHZ and CFAM, respectively, and June 30, 1996 and December 27, 1996 ("Fiscal Year 1996") for BRHZ and CFAM, respectively.

Due to the different fiscal year ends, BRHZ's results of operations for the six month period ended December 31, 1996 are not included in the restated financial statements for Fiscal Years 1997 or 1996. For this period, BRHZ had revenues of $40 million, net income of $407,000 and total changes in common stockholders equity of ($137,000).

The following table sets forth statement of operations data as a percentage of revenue for the Fiscal Years 1998, 1997, and 1996:


                                                  Fiscal Year      Fiscal Year      Fiscal Year
                                                     1998             1997             1996
Revenue                                             100.0%           100.0%            100.0%
Cost of services                                     86.3             86.5              87.6
                                                    -----            -----             -----
     Gross profit                                    13.7             13.5              12.4
Selling, general & administrative                     9.1              9.5               8.7
Amortization                                          0.4              0.6               1.8
Other charges                                         3.6              0.5                --
                                                    -----            -----             -----
     Income from operations                           0.6              2.9               1.9
Net interest income (expense)                         0.6               --              (0.4)
                                                    -----            -----             -----
Income before income taxes                            1.2              2.9               1.5
Income tax (provision) benefit                       (1.0)            (1.3)              1.7
                                                    -----            -----             -----
Net income                                            0.2%             1.6%              3.2%
                                                    =====            =====             =====

Fiscal Year 1998 Compared To Fiscal Year 1997

Revenue. Revenue increased $36.8 million, or 21.3%, to $209.4 million for Fiscal Year 1998 from $172.6 million for Fiscal Year 1997. At December 31, 1998, the Company operated 274 family centers, as compared with 245 at December 31,1997, a net increase of 29 family centers. Growth in revenues is primarily attributable to the net addition of new family centers, maturation of existing family centers, modest growth in the existing base of family centers and tuition increases of approximately 4% to 5%.

Gross Profit. Gross profit increased $5.4 million, or 23.1%, to $28.6 million for Fiscal Year 1998 from $23.2 million for Fiscal Year 1997. The increase in gross profit as a percentage of revenue, to 13.7% for Fiscal Year 1998 from 13.5% for Fiscal Year 1997, is attributable to the higher proportion of centers operating as mature, stabilized facilities and strong enrollment in newer family centers, partially offset by higher depreciation associated with renovations at a number of older centers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million, or 16.4%, to $19.0 million for Fiscal Year 1998 from $16.3 million for Fiscal Year 1997. The decrease as a percentage of revenue from 9.5% in Fiscal Year 1997 to 9.1% in Fiscal Year 1998 relates to a larger revenue base and increased overhead efficiencies. The dollar increase is primarily attributable to investments in regional management, sales personnel, information systems and communications personnel necessary to support long term growth.

Other Charges. In connection with the Merger, the Company recognized a charge of $7.5 million ($5.4 million after tax) which included transaction costs of $2.8 million, non-cash asset impairment charges of $1.3 million, severance costs of $0.5 million and one time incremental integration costs directly related to the Merger totaling $2.9 million. At December 31, 1998, $2.2 million of these costs are included in accrued expenses. The Company expects the majority of the accrued liability associated with the charge, which has been included in accrued expenses on the accompanying consolidated balance sheet, to be paid by September 30, 1999. For Fiscal Year 1997, other charges reflect a non-cash compensation charge ($297,000) related to the lifting of restrictions on common stock held by an officer of the Company, and also include costs associated with a public offering of securities of BRHZ which were treated as a period cost ($543,000) when the offering was delayed.

Income from Operations. Income from operations totaled $1.2 million for Fiscal Year 1998, as compared with income from operations of $5.0 million for Fiscal Year 1997. Excluding the other charges (described above) incurred in Fiscal Years 1998 and 1997 of $7.5 million and $840,000, respectively, operating income for Fiscal Year 1998 would have totaled $8.7 million, representing an increase of 48%, or $2.8 million, compared to income from operations of $5.9 million for Fiscal Year 1997.

Net Interest Income (Expense). Net interest income of $1.2 million for Fiscal Year 1998 increased $1.3 million from $44,000 of net interest expense for Fiscal Year 1997. The increase in interest income and decrease in interest expense is attributable to the investment of the proceeds received from the initial public offerings of CFAM and BRHZ (which closed in August 1997 and November 1997, respectively) and the repayment of approximately $8.0 million of debt with the proceeds from the respective stock offerings.

Income Tax (Provision) Benefit. Due to the non-deductibility of certain transaction costs associated with the Merger, the Company had an effective tax rate of 81% for Fiscal Year 1998. In Fiscal Year 1997 the Company had an effective tax rate of 45% due to the non-deductibility associated with the compensation charge associated with the lifting of restrictions on common stock. Excluding the effects of these non-deductible expenses, the effective tax rate would have approximated 41% for Fiscal Year 1998 and 42% in Fiscal Year 1997.

Fiscal Year 1997 Compared To Fiscal Year 1996

Revenue. Revenue increased $45.4 million, or 35.8%, to $172.6 million for Fiscal Year 1997 from $127.1 million for Fiscal Year 1996. At fiscal year end 1997, the Company operated 245 family centers, as compared with 209 at fiscal year end 1996, a net increase of 36 family centers. Revenue growth is principally due to the addition of new family centers, the maturation of existing family centers, modest growth in the existing base of family centers and tuition increases at existing centers of approximately 4% to 5%. In addition, BRHZ acquired 24 GreenTree centers in December 1995 and, due to the change in reported fiscal years described above, there is a full period of operations included in Fiscal Year 1997 for these centers compared to six months of operating results in Fiscal Year 1996, generating a revenue increase of approximately $9.7 million in Fiscal Year 1997.

Gross Profit. Gross profit increased $7.5 million, or 47.5%, to $23.2 million for Fiscal Year 1997 from $15.8 million for Fiscal Year 1996. The increase in gross profit as a percentage of revenue, to 13.5% for Fiscal Year 1997 from 12.4% for Fiscal Year 1996, relates to improved performance in the GreenTree centers acquired in December 1995 as well as the proportionally lower number of centers operating under the management contract model which typically maintain somewhat higher expense levels. The effect of the full year of operating results for the Greentree centers, as well as their improved operating performance, accounted for $1.6 million of the overall dollar increase in 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.2 million, or 46.9%, to $16.3 million for Fiscal Year 1997 from $11.1 million for Fiscal Year 1996. The increase as a percentage of revenue from 8.7% in Fiscal Year 1996 to 9.5% in Fiscal Year 1997 was primarily attributable to investments in regional management and sales personnel necessary to support long term growth, the incremental costs of operating as a publicly traded company and, to a lesser extent, the incremental costs associated with the increased number of centers in operation.

Amortization. Amortization expense decreased from $2.2 million in Fiscal Year 1996 to $1.1 million in Fiscal Year 1997. Expenses associated with the amortization of non-compete agreements totaled $1.7 million in Fiscal Year 1996 compared to $420,000 in Fiscal Year 1997 due to the use of an accelerated method of amortization. The remaining $140,000 of such amortization was recorded in Fiscal Year 1998.

Income from Operations. Income from operations totaled $5.0 million for Fiscal Year 1997, as compared with income from operations of $2.4 million for Fiscal Year 1996. Excluding the other charges (described above) incurred in Fiscal Year 1997 of $840,000, operating income for Fiscal Year 1997 would have totaled $5.9 million, representing an increase of 142.3%, or $3.5 million, compared to $2.4 million for Fiscal Year 1996.

Net Interest Expense. Net interest expense of $44,000 for Fiscal Year 1997 decreased $493,000 from $537,000 of net interest expense for Fiscal Year 1996. The decrease in net interest expense is attributable to the repayment of approximately $8.0 million of debt in the third and fourth quarters of 1997 with the proceeds from the initial public offerings of CFAM and BRHZ in 1997.

Income Tax (Provision) Benefit. The Company had an effective tax rate of 45% for Fiscal Year 1997 due to the non-deductibility of the non-cash compensation charge included in other charges in Fiscal Year 1997. Excluding this charge, the effective tax rate would have been 42% in Fiscal Year 1997. In Fiscal Year 1996 the Company had a tax benefit of $2.2 million on income before taxes of $1.9 million. The benefit is the result of a net reduction in the valuation allowance by $2.5 million in order to utilize net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing family centers and the addition of new centers through development or acquisition. The Company's primary source of liquidity has been proceeds from the initial public offerings and cash flow from operations, supplemented by borrowing capacity under the Company's $15 million revolving lines of credit with two banks. The Company had working capital of $12.0 million and $18.0 million at December 31, 1998 and December 31, 1997, respectively.

Cash provided by operating activities was $9.2 million, $10.4 million, and $6.9 million for Fiscal Years 1998, 1997 and 1996, respectively. The decrease of $1.2 million in cash provided by operating activities in 1998 was principally the result of the costs incurred in connection with the Merger, which had the effect of reducing cash provided by operating activities by $2.0 million in Fiscal Year 1998. The $2.7 million increase in deferred revenue was associated with (i) fees paid in advance during Fiscal Year 1998 for long term priority enrollment rights in certain centers and (ii) parent tuition paid in advance. Such advances increased $1.8 million in Fiscal Year 1997.

Cash used in investing activities increased to $17.2 million for Fiscal Year 1998 from $12.4 million for Fiscal Year 1997 and $4.9 million for Fiscal Year 1996, principally due to $13.3 million of fixed asset additions and leasehold improvements, as compared to $10.7 million for Fiscal Year 1997 and $1.8 million for Fiscal Year 1996. Of the $13.3 million of fixed asset additions in 1998, approximately $8.3 million relate to new family centers; of the remainder, approximately $3.4 million relates to the refurbishment and expansion of existing family centers, with the balance expended for office expansion and investment in information technology in corporate, regional and district offices. Management expects to maintain, or increase slightly, the current level of center related fixed asset spending through 1999. The Company has also made several small acquisitions of child care centers for cash payments totaling $3.6 million, $2.0 million and $3.1 million in Fiscal Years 1998, 1997 and 1996, respectively. Management does not expect that such small scale acquisitions will comprise a significant portion of cash spending in the next twelve to eighteen months.

Cash provided by financing activities decreased to $3.1 million for Fiscal Year 1998, from $19.3 million for Fiscal Year 1997. During Fiscal Year 1998, the Company received $4.4 million in net proceeds from the issuance of Common Stock associated with the exercise of stock options and warrants. These proceeds were partially offset by the repurchase of shares of the Company's Common Stock, which were subsequently reissued to fulfill warrant and stock option exercises. During Fiscal Year 1997, BRHZ and CFAM each completed initial public offerings, which along with proceeds from other issuances of stock raised $28.3 million, net of fees associated with the offerings. The Company repaid $9.7 million of debt and capital lease obligations, primarily with the proceeds from the public offerings of BRHZ and CFAM, while incurring additional obligations of $724,000 for Fiscal Year 1997.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of high quality commercial paper and institutional money market accounts. The carrying value of these instruments approximates market value due to their short maturities.

Management believes that funds provided by operations and the Company's existing cash and cash equivalent balances and borrowings available under lines of credit will be adequate to meet planned operating and capital expenditure needs for at least the next 18 months. However, if the Company were to make any significant acquisitions or make significant investments in the purchase of facilities for new or existing centers for corporate sponsors, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

YEAR 2000 CONVERSION

The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g. 1900 and 2000). The Company has and will continue to coordinate the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a Year 2000 date conversion with no effect on or disruption to its business operations. The Company is also evaluating non-system issues relative to the Year 2000 and beyond.

The Company has communicated with suppliers, customers, financial institutions and others with which it does business to coordinate Year 2000 conversion and will continue to monitor their progress to assess the potential impact in the event of non-compliance. The Company believes the potential failure of third parties' systems will not have a material adverse impact on the Company's operations, cash flows or financial condition.

The Company completed several projects as part of planned upgrades or replacements and not as part of the Company's Year 2000 conversion. The Company believes that the implementation of these projects had the effect of making a majority of the Company's hardware and information systems Year 2000 compliant.

During 1998, as part of normal upgrades and replacements, the Company spent approximately $200,000 to upgrade hardware it identified as not being Year 2000 compliant. The Company anticipates that it will make capital expenditures of $500,000 to $1,000,000 to upgrade its hardware and information systems in 1999. The upgrades planned for 1999 are part of planned upgrades or replacements done in the normal course of business and not as part of the Company's Year 2000 conversion. The projected costs for 1999 are based upon management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee however, that these cost estimates will be achieved, and actual results could differ materially. The Company believes that the Company's past efforts, in conjunction with the planned upgrades and replacements in 1999, will substantially make its hardware and information systems Year 2000 compliant.

As part of its Year 2000 preparations, the Company has identified its most reasonably likely worst case scenario as the replacement of hardware, software and equipment that are not Year 2000 compliant. Notwithstanding the foregoing, management does not currently believe that the costs of assessment, remediation or replacement of the Company's systems will have a material adverse effect on the Company's operations, cash flows or financial condition.

NEW PRONOUNCEMENTS

In 1998, the Company adopted the provisions of Statements of Accounting Standards Nos. 130 and 131, and Statement of Position 98-1.

SFAS 130, "Reporting Comprehensive Income" establishes standards for displaying comprehensive income and its components in the Company's financial statements. Comprehensive income encompasses all changes in stockholders equity with the exception of those transactions arising with its owners. The adoption of this pronouncement had no effect on the Company's results of operations, as comprehensive income was the same as net income for the Company.

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in its annual financial statements and requires reporting selected information about operating segments in interim financial reports. The standard also establishes requirements for related disclosure about the Company's products and services, geographic areas and major customers. The Company operates in one industry segment, and accordingly, the adoption of this pronouncement had no effect on the Company's presentation of operating results or financial position.

Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" establishes standards for accounting for the costs of computer software developed or obtained for internal use and requires that costs be charged to operations or capitalized depending upon factors described in the statement. The adoption of SOP 98-1 had no impact on the Company's results of operation, financial position or cash flows.

The Company will be required to adopt the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires that the costs of start-up activities and organization costs be expensed as incurred. The Company does not expect that the adoption of the pronouncement to have a material impact on the Company's results of operation, financial condition or cash flows.

MARKET RISK

Foreign Currency Risk. The Company's revenues and expenses are both generated and denominated in United States Dollars, and as such, changes in exchange rates will not have an impact on the Company's operating results, financial position or cash flows.

Interest Rate Risk. As of December 31, 1998, the Company's investment portfolio consisted of commercial paper and institutional money market funds, which due to their short maturities are considered cash equivalents. The Company's primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments, which approximate $12 million, have an average interest rate of approximately 6% and are subject to interest rate risk. Due to the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, the Company's interest income for the year ended December 31,

1998 would have decreased by approximately $200,000. This estimate assumes that the decrease occurred on the first day of 1998 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income as a result of future changes in investment yields will depend largely on the gross amount of the Company's investments

INFLATION

The Company does not believe that inflation has had a material effect on its results of operation. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds no market risk sensitive trading instruments, for trading purposes or otherwise. For a discussion of the Company's exposure to market risk, see "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bright Horizons Family Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of BRIGHT HORIZONS FAMILY SOLUTIONS, INC. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the statements of income, stockholders' equity and cash flows for the year ended June 30, 1996 of Bright Horizons, Inc., a company acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in
Note 1. Such statements are included in the consolidated financial statements of Bright Horizons Family Solutions, Inc. for the year ended December 31, 1996 and reflect total revenues of 50% for the year ended December 31, 1996, of the related Bright Horizons Family Solutions, Inc. consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Bright Horizons, Inc., is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bright Horizons Family Solutions, Inc. and subsidiaries as of December 31, 1998 and December 31, 1997 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audits and the report of the other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    /s/ Arthur Andersen LLP


Nashville, Tennessee
February 9, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Bright Horizons, Inc.


In our opinion, the consolidated statements of income, of changes in stockholders' equity and of cash flows (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of Bright Horizons, Inc. and its subsidiaries for the year ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
August 1, 1996, except for the stock split which is as of October 8, 1997, and the adoption of SFAS 128 which is as of May 14, 1998

                     Bright Horizons Family Solutions, Inc.
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                    December 31,
                                                                    ------------
                                                                1998          1997
                                                              (Note 1)       (Note 1)
ASSETS
Current assets:
        Cash and cash equivalents                             $ 20,439       $ 25,384
        Restricted cash                                             --            176
        Accounts receivable, net of allowance for
                doubtful accounts of $709 and
                $579 respectively                               13,302          9,003
        Income taxes receivable                                  2,243             --
        Prepaid expenses and other current assets                1,520          2,605
        Current deferred tax asset                               4,579          2,688
                                                              --------       --------
                Total current assets                            42,083         39,856

Fixed assets, net                                               31,482         21,232
Deferred charges, net                                              693            692
Goodwill and other intangibles, net                             14,095         11,280
Noncurrent deferred tax asset                                    2,599          3,233
Other assets                                                       511            549
                                                              --------       --------
                Total assets                                  $ 91,463       $ 76,842
                                                              ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of long term debt and
                obligations under capital leases              $     67       $     80
        Accounts payable and accrued expenses                   21,759         14,647
        Deferred revenue, current portion                        7,565          4,612
        Amounts held in escrow                                      --            176
        Income taxes payable                                        --            962
        Other current liabilities                                  652          1,374
                                                              --------       --------
                Total current liabilities                       30,043         21,851

Long term debt and obligations due under
        capital leases, net of current portion                     618            703
Accrued rent                                                     1,560          1,519
Other long term liabilities                                      2,731          2,771
Deferred revenue, net of current portion                         3,131          3,335
                                                              --------       --------
                                                                38,083         30,179
                                                              --------       --------

Commitments and Contingencies (Note 13)

Stockholders' equity:
        Common  Stock $.01 par value, 30,000,000 shares
                authorized, 11,554,000 and 10,854,000
                shares issued and outstanding at
                December 31, 1998 and 1997, respectively           115            108
        Additional paid in capital                              67,589         60,544
        Accumulated deficit                                    (14,324)       (13,989)
                                                              --------       --------
                Stockholders' equity                            53,380         46,663
                                                              --------       --------

Total liabilities and stockholders' equity                    $ 91,463       $ 76,842
                                                              ========       ========


        The accompanying notes are an integral part of the consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                        Consolidated Statements of Income
                      (in thousands except per share data)

                                                           Fiscal Year 1998    Fiscal Year 1997   Fiscal Year 1996
                                                                (Note 1)           (Note 1)           (Note 1)

Revenue                                                         $209,372           $172,555           $127,107
Cost of services                                                 180,770            149,312            111,351
                                                                --------           --------           --------

            Gross profit                                          28,602             23,243             15,756

Selling, general and administrative                               18,972             16,299             11,097
Amortization                                                         893              1,056              2,229
Other charges (Note 11)                                            7,500                840                 --
                                                                --------           --------           --------

            Income from operations                                 1,237              5,048              2,430

Interest income (expense), net                                     1,210                (44)              (537)
                                                                --------           --------           --------

            Income before income taxes                             2,447              5,004              1,893

Income tax (expense) benefit                                      (1,973)            (2,243)             2,164
                                                                --------           --------           --------

            Net income before preferred stock dividends
                  and accretion on redeemable common stock           474              2,761              4,057

Preferred stock dividends and accretion on redeemable
            common stock                                              --                917              1,127
                                                                --------           --------           --------

Net income available to common stockholders                     $    474           $  1,844           $  2,930
                                                                ========           ========           ========



Earnings per share - basic                                      $   0.04           $   0.43           $   1.16
                                                                ========           ========           ========

Weighted average number of common shares - basic                  11,172              4,333              2,522
                                                                ========           ========           ========

Earnings per share - diluted                                    $   0.04           $   0.30           $   0.66
                                                                ========           ========           ========

Weighted average number of common and
            common equivalent shares - diluted                    12,411              9,293              4,502
                                                                ========           ========           ========


        The accompanying notes are an integral part of the consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                                 (in thousands)

                                                           Common Stock             Additional     Accumulated      Total
                                                        Shares        Amount         Paid In         Deficit     Stockholders'
                                                                                     Capital                        Equity
Balance Fiscal Year 1995 (Note 1)                        2,433         $ 24          $  6,713       $(18,621)      $(11,884)

Issuance of non-qualified stock options
      (Notes 9 and 17)                                      --           --               100             --            100

Exercise of options                                         34           --               106             --            106

Issuance of restricted common stock (Note 17)               33           --                28             --             28

Accretion of preferred stock                                --           --                --         (1,127)        (1,127)

Net income before preferred stock dividends and
      accretion on redeemable common stock                  --           --                --          4,057          4,057
                                                        ------         ----          --------       --------       --------

Balance Fiscal Year 1996                                 2,500           24             6,947        (15,691)        (8,720)

Adjustment to conform fiscal year of
      Bright Horizons, Inc. (Note 1)                         6           --                 5           (142)          (137)

Exercise of options                                        183            2               399             --            401

Exercise of warrants (Note 9)                              350            4               165             --            169

Shares issued in public stock offering (Note 9)          2,954           30            27,657             --         27,687

Redemption of preferred stock for
      common stock (Note 9)                              4,736           47            24,432             --         24,479

Shares issued in connection with acquisition
      (Note 2)                                             125            1               642             --            643

Accretion of preferred stock                                --           --                --           (843)          (843)

Common stock restriction removed (Notes 11 and 17)          --           --               297             --            297

Accretion of redeemable common stock                        --           --                --            (74)           (74)

Net income before preferred stock dividends
      and accretion on redeemable common stock              --           --                --          2,761          2,761
                                                        ------         ----          --------       --------       --------

Balance at December 31, 1997                            10,854          108            60,544        (13,989)        46,663

Exercise of options                                        723            7             4,281             --          4,288

Exercise of warrants (Note 9)                               26           --               160             --            160

Repurchase of shares (Note 9)                              (49)          --              (325)          (809)        (1,134)

Options issued in connection with acquisition
      (Notes 2, 9 and 17)                                   --           --               375             --            375

Tax benefit from the exercise of non-qualified
      options (Note 9)                                      --           --             2,554             --          2,554

Net income before preferred stock dividends and
      accretion on redeemable common stock                  --           --                --            474            474
                                                        ------         ----          --------       --------       --------

Balance at December 31, 1998                            11,554         $115          $ 67,589       $(14,324)      $ 53,380
                                                        ======         ====          ========       ========       ========


        The accompanying notes are an integral part of the consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                    Fiscal Year 1998     Fiscal Year 1997     Fiscal Year 1996
                                                                        (Note 1)            (Note 1)              (Note 1)

Net income before preferred stock dividends and accretion
      on redeemable common stock                                       $    474             $  2,761             $  4,057

Adjustments to reconcile net income before preferred
      stock dividends and accretion on redeemable common
      stock to net cash provided by operating activities:
            Depreciation and amortization                                 3,923                2,918                3,590
            Non-cash expenses (Note 17)                                      --                  297                   68
            Asset writedowns and (gain) loss on disposal
                  of fixed assets                                         1,248                   49                   46
            Decrease in goodwill from utilization of
                  tax benefit                                                --                  737                1,142
            Deferred income taxes                                        (1,257)                (770)              (3,659)
Changes in assets and liabilities:
            Accounts receivable, trade                                   (4,270)              (1,515)              (2,831)
            Income taxes receivable                                      (2,243)                  --                   --
            Prepaid expenses and other current assets                     3,814                 (665)                 156
            Accounts payable and accrued expenses                         6,622                2,351                2,145
            Income taxes payable                                           (962)                 883                  187
            Deferred revenue                                              2,749                1,802                  728
            Accrued rent                                                     42                  (82)                 (69)
            Other current and long-term liabilities                        (938)               1,599                1,373
                                                                       --------             --------             --------

            Total adjustments                                             8,728                7,604                2,876
                                                                       --------             --------             --------

                      Net cash provided by operating activities           9,202               10,365                6,933
                                                                       --------             --------             --------

Cash flows from investing activities:
            Additions to fixed assets, net of acquired amounts          (13,339)             (10,670)              (1,817)
            Proceeds from disposal of fixed assets                          181                  406                   33
            Increase in deferred charges                                   (432)                (139)                 (87)
            (Increase) decrease in other assets                             (21)                  14                   17
            Payments for acquisitions                                    (3,615)              (1,972)              (3,067)
                                                                       --------             --------             --------
                      Net cash used for investing activities            (17,226)             (12,361)              (4,921)
                                                                       --------             --------             --------

Cash flows from financing activities:
            Proceeds from issuance of common stock                        4,448               28,257                  106
            Purchase of treasury stock                                   (1,134)                  --                   --
            Net borrowings under line of credit                              --                   --                  500
            Principal payments of long term debt and
                 obligations under capital leases                          (235)              (9,661)                (794)
            Borrowing of long term debt and
                 obligations under capital leases                            --                  724                   --
                                                                       --------             --------             --------
                      Net cash provided by (used in) financing
                            activities                                    3,079               19,320                 (188)
                                                                       --------             --------             --------

Net increase (decrease) in cash and cash equivalents                     (4,945)              17,324                1,824

Cash and cash equivalents, beginning of period                           25,384                8,060                5,673
                                                                       --------             --------             --------

Cash and cash equivalents, end of period                               $ 20,439             $ 25,384             $  7,497
                                                                       ========             ========             ========


        The accompanying notes are an integral part of the consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                   Notes To Consolidated Financial Statements
                      For Fiscal Years 1998, 1997 and 1996

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Bright Horizons Family Solutions, Inc. (the "Company") was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998 (the "Merger"). The Company provides workplace services for employers and families including child care, early education and strategic work/life consulting throughout the United States.

The Company operates its family centers under various types of arrangements, which generally can be classified in two forms: (i) the corporate-sponsored model, where the Company operates a family center on the premises of a corporate sponsor and gives priority enrollment to the corporate sponsor's employees and
(ii) the management contract model, where the Company manages a work-site family center under a cost-plus arrangement, typically for a single employer.

BUSINESS COMBINATION AND BASIS OF PRESENTATION -- On April 26, 1998 BRHZ and CFAM entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, as amended, BRHZ and CFAM have merged with subsidiaries of the Company and are now wholly owned subsidiaries of the Company. The Merger was approved by a vote of the stockholders of BRHZ and CFAM on July 24, 1998, and has been treated as a tax free reorganization and accounted for as a pooling of interests. In the Merger, each share of BRHZ common stock ("BRHZ Common Stock") was exchanged for 1.15022 shares of the Company's $.01 par value per share common stock ("Common Stock"), and each share of CFAM common stock ("CFAM Common Stock") was exchanged for one share of Common Stock. Each outstanding option to purchase shares of BRHZ Common Stock and CFAM Common Stock has been converted into an option to purchase shares of the Company's Common Stock at the same conversion ratios referenced above. The accompanying consolidated financial statements have been restated to include the financial position and results of operations for both BRHZ and CFAM for all periods presented, unless otherwise indicated. All historical amounts have been restated to reflect the respective exchange ratio, and certain reclassifications have been made for consistent presentation, which had no effect on net income.

BRHZ operated on a fiscal year ended June 30. CFAM had a fiscal year ending on the Friday closest to December 31. The Company operates on a calendar year. The accompanying consolidated financial statements combine financial position and operating results as of and for the fiscal years ended December 31, 1998 and January 1, 1999 ("Fiscal Year 1998") for BRHZ and CFAM, respectively, December 31, 1997 and January 2, 1998 ("Fiscal Year 1997") for BRHZ and CFAM, respectively, and June 30, 1996 and December 27, 1996 ("Fiscal Year 1996") for BRHZ and CFAM, respectively.

Due to the different fiscal year ends, BRHZ's results of operations for the six month period ended December 31, 1996 are not included in the restated financial statements for Fiscal Years 1997 or 1996. For this period, BRHZ had revenues of $40 million, net income of $407,000 and total changes in common stockholders equity of ($137,000). Accordingly, an adjustment has been included in the Company's Consolidated Statement of Stockholders' Equity for Fiscal Year 1997 to reflect this activity.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

CASH EQUIVALENTS -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of high quality commercial paper and institutional money market accounts. The carrying value of these instruments approximates market value due to their short maturities.

RESTRICTED CASH -- In connection with the acquisition of Resources for Child Care Management ("RCCM") in 1995, the Company was required to maintain cash in escrow pending the final resolution of certain tax matters. The resolution of such matters was completed in 1998.

FIXED ASSETS -- Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for improvements and replacements are capitalized.

The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of income.

DEFERRED CHARGES -- Deferred charges include real estate brokers' fees, and architectural and design fees, specifically attributable to family center facilities which are capitalized and amortized on a straight line basis over the base period of the related center facility lease. For Fiscal Years 1998 and 1997, accumulated amortization was approximately $321,000 and $570,000, respectively.

INTANGIBLE ASSETS - Goodwill and Other Intangible Assets consist of goodwill, and various contract rights and non-compete agreements.

The excess of the aggregate purchase price over the fair value of identifiable assets of businesses acquired (goodwill) is being amortized on a straight-line basis over the estimated period benefited, not exceeding twenty-five years.

Other intangible assets are amortized over the estimated period of benefit, utilizing an accelerated or straight-line method, over periods ranging from 3 to 10 years, as applicable.

Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of its intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the acquired operation's undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

DEFERRED REVENUE -- Deferred revenue results from prepaid tuitions, employer-sponsor advances and cash received on consulting or development projects still in process.

OTHER CURRENT AND LONG TERM LIABILITIES -- Other current and long-term liabilities consist primarily of deposits held pursuant to certain family center management contracts. The deposits will be remitted to the clients upon termination of the respective contracts. Amounts also consist of parent fee deposits.

INCOME TAXES -- The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

REVENUE RECOGNITION - Revenue is recognized as services are performed. In both the corporate-sponsored model and the management contract model, revenues consist primarily of tuition paid by parents, supplemented in some cases by payments from corporate sponsors and, to a lesser extent, by payments from government agencies. Revenues also include management fees paid by corporate sponsors. In the management contract model, in addition to tuition and management fee revenues, revenue is also recognized for reimbursable expenses paid either in lieu of or to supplement tuition.

The Company maintains contracts with its corporate sponsors to manage and operate their family centers under various terms. The Company's contracts are generally three to ten years in length with varying renewal options. Management expects to renew the Company's existing contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions.

STOCK-BASED COMPENSATION -- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized because options are granted with exercise prices equal to or greater than the fair market value at the date of grant. Certain options issued in connection with an acquisition (see Note 2) have been accounted under the provisions of SFAS 123.

EARNINGS PER SHARE -- In Fiscal Year 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, options and warrants.

NEW PRONOUNCEMENTS -- In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"("SFAS 130"). SFAS 130 establishes standards for displaying comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of this pronouncement has not had a material impact on the Company's results of operations, as comprehensive income for 1998 was the same as net income for the Company.

In December 1998, the Company adopted the provisions of Statement of Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. SFAS 131 superseded Statement of Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one industry segment, and, accordingly, the adoption of SFAS 131 has had no effect on the Company's presentation of operating results and financial position.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 establishes standards for accounting for the costs of computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1998. SOP 98-1 requires that costs should either be expensed or capitalized depending upon factors described in SOP 98-1. The adoption of SOP 98-1 had no impact on the Company's results of operations, financial position or cash flows.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be charged to operations as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management does not expect the adoption to have a material impact on the Company's results of operations, financial condition or cash flows in 1999.

RECLASSIFICATIONS -- Certain reclassifications have been made in the Fiscal Year 1996 and Fiscal Year 1997 consolidated financial statements to conform to the Fiscal Year 1998 presentation.

2.       ACQUISITIONS

Effective December 25, 1998, the Company acquired 100% of the outstanding stock of Kidstop at Boynton Beach, Inc., and the business and substantially all the assets of Kidstop Early Learning Centers, Inc., for approximately $2.4 million, which includes contingent payments of $200,000 payable upon achievement of certain operating targets. The transaction has been accounted for as a purchase, and the operating results have been included from the date of acquisition. The purchase price has been tentatively allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill tentatively amounting to approximately $2.1 million resulted from the transaction and is being amortized over a period of 18 years. A final allocation will occur in 1999 and is not expected to be materially different from the tentative allocation.

Effective September 8, 1998, the Company acquired Creative Movement Center, Inc. ("CMC") through a merger of CMC into an indirect, wholly owned subsidiary of the Company, with CMC surviving the merger. The consideration paid in connection with the merger was approximately $900,000 cash, the assumption of net liabilities of approximately $250,000, contingent payments of $275,000 payable upon the achievement of certain operating targets, and options to purchase 30,120 shares of the Common Stock which were valued at $375,000 under the provisions of SFAS 123. The transaction has been accounted for as a purchase, and the operating results of CMC have been included from the date of acquisition. The purchase price has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill of approximately $1.8 million resulted from the transaction and is being amortized over a period of 18 years.

Effective July 1, 1997, BRHZ acquired the business and substantially all the assets and liabilities of Pacific Preschools, Inc. d.b.a. The Learning Garden for approximately $1,600,000 in cash and 108,333 shares of BRHZ Common Stock in a transaction which was accounted for as a purchase. The operating results of the acquired company have been included from the date of acquisition. The purchase price was allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill of approximately $2,700,000 resulted from the transaction and is being amortized over a period of 25 years.

Effective December 1, 1995, BRHZ acquired the business and some of the assets and liabilities of GreenTree Child Care Services, Inc. ("GreenTree"), a child care management company from the Service Master Company L.P., for approximately $6,000,000, including a $3,000,000 note payable, in a transaction which was accounted for as a purchase. The operating results of the acquired company have been included from the date of acquisition. The purchase price was allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Approximately $3,000,000 in goodwill and intangible assets were recorded as a result of the transaction. Goodwill was reduced by approximately $1,140,000 and $740,000 in Fiscal Years 1996 and 1997, respectively, due to the benefit of acquired deferred tax assets, and is being amortized over 25 years. BRHZ also issued a common stock purchase warrant for 66,666 shares of BRHZ's Common Stock at an exercise price of $10.50 per share, which was forfeited by The Service Master Company L.P. in December 1997.

3.       FIXED ASSETS

Fixed assets consist of the following:

                                     Depreciable lives        December 31,         December 31,
                                         (years)                 1998                  1997
                                         -------                 ----                  ----
Furniture and equipment                   3 - 15              $14,844,000          $11,069,000
Buildings                                 20 - 40              15,706,000           10,537,000
Leasehold improvements               3 / life of lease          7,786,000            4,345,000
Land                                        --                  2,694,000            1,887,000
                                                              -----------          -----------
                                                               41,030,000           27,838,000
Less accumulated depreciation                                  (9,548,000)          (6,606,000)
                                                              -----------          -----------
    Fixed assets, net                                         $31,482,000          $21,232,000
                                                              ===========          ===========

Fixed assets in Fiscal Year 1998 and Fiscal Year 1997 include automobiles and office equipment of $358,000 held under capital leases. Amortization expense relating to fixed assets under capital leases was approximately $45,000 and $37,000 for Fiscal Year 1998 and Fiscal Year 1997, respectively. Accumulated amortization relating to fixed assets under capital leases totaled approximately $269,000 and $224,000 for Fiscal Year 1998 and Fiscal Year 1997, respectively.

4.       INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                          December 31,       December 31,
                                                             1998                1997
                                                             ----                ----
Goodwill, net of amortization of $2,543,000 and
     $1,961,000, respectively                             $13,121,000        $ 9,834,000
Non compete agreements and contract rights, net of
     amortization of $2,967,000 and $2,669,000,
     respectively                                             948,000          1,446,000
Other, net of amortization of $11,000                          26,000                 --
                                                          -----------        -----------
                                                          $14,095,000        $11,280,000
                                                          ===========        ===========

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                             December 31,       December 31,
                                                 1998               1997
                                                 ----               ----
Accounts payable                             $ 1,394,000        $   651,000
Accrued payroll and employee benefits         12,255,000          8,887,000
Accrued expenses                               5,909,000          5,109,000
Accrued merger related expenses                2,201,000                 --
                                             -----------        -----------
                                             $21,759,000        $14,647,000
                                             ===========        ===========

6.       LINES OF CREDIT

The Company maintains a $10,000,000 unsecured line of credit with a bank which bears interest at either the bank's prime rate or LIBOR plus a spread based on funded debt levels. A fee of .125% per annum of the unused line of credit, adjusted for certain increases in debt borrowings, is payable quarterly. The credit line expires on October 31, 1999. The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios. The Company has drawn $480,000 from this facility in order to purchase real estate, which has been subsequently secured by a mortgage. This amount represents a reduction in the amount of funds available to be drawn upon, and has been included in long term debt on the accompanying consolidated balance sheet. See Note 7.

The Company also maintains a $5,000,000 revolving credit facility with a bank to be used for working capital and other general corporate purposes, which expires on August 1, 1999. Borrowings under the credit facility, which is subject to renewal on an annual basis, are unsecured, and will bear interest at the Libor plus 2.0%. No amounts have been advanced under the facility as of December 31, 1998.

7.       LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                       December 31,     December 31,
                                                                                          1998              1997
                                                                                          ----              ----
Mortgage payable to a bank with monthly payments of interest only at either (i)
the bank's prime rate, or (ii) LIBOR plus a spread based on the Company's funded
debt levels; principal payment due October 2003; secured by real estate                 $480,000         $480,000

Notes payable to a state agency with monthly payments of approximately $2,300 including interest of 5%, with final payments due January 2001 and April 2007;
secured by related furniture, fixtures and equipment                                      92,000          112,000

Unsecured notes payable to a bank, repaid in 1998                                             --           29,000

Obligations under capital leases at rates of 8% to 10.24%, secured by
automobiles and certain office equipment; due in 2001                                    113,000          162,000
                                                                                        --------         --------

Total debt                                                                               685,000          783,000

Less current maturities                                                                  (67,000)         (80,000)
                                                                                        --------         --------

Long-term debt                                                                          $618,000         $703,000
                                                                                        ========         ========

8.       INCOME TAXES

Income tax expense (benefit) consisted of the following for Fiscal Years 1998, 1997, and 1996 (Note 1):

                                                                 Fiscal Year         Fiscal Year         Fiscal Year
                                                                     1998                1997                1996
                                                                     ----                ----                ----
Current tax expense                                              $   676,000         $ 2,276,000         $   353,000
Deferred tax expense                                              (1,257,000)           (770,000)         (1,734,000)
Reduction in valuation allowance                                          --                  --          (1,925,000)
Benefit from the exercise of non-qualified options                 2,554,000                  --                  --
Benefit of acquired deferred tax assets applied to reduce
goodwill                                                                  --             737,000           1,142,000
                                                                 -----------         -----------         -----------
Income tax expense (benefit), net                                $ 1,973,000         $ 2,243,000         $(2,164,000)
                                                                 ===========         ===========         ===========

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

                                                                     Fiscal Year        Fiscal Year        Fiscal Year
                                                                        1998               1997                1996
                                                                        ----               ----                ----
U. S. Federal statutory rate                                         $  832,000         $1,701,000         $   643,000
Benefit of acquired deferred tax assets applied to reduce
goodwill                                                                     --            737,000           1,142,000
Change in valuation allowance                                                --           (416,000)         (4,455,000)
Return to provision adjustments impacting deferred tax assets
                                                                             --           (420,000)                 --
State taxes on income                                                   121,000            293,000             295,000
Non-deductible merger costs                                             935,000                 --                  --
Permanent differences and other                                          85,000            348,000             211,000
                                                                     ----------         ----------         -----------
Income tax expense (benefit), net                                    $1,973,000         $2,243,000         $(2,164,000)
                                                                     ==========         ==========         ===========

Deferred tax assets are as follows:

                                        Fiscal Year         Fiscal Year
                                           1998                1997
                                           ----                ----
Net operating loss carryforwards        $  734,000          $  784,000
Reserve on assets                          277,000             234,000
Liabilities not yet deductible           3,743,000           2,361,000
Deferred Revenue                         2,409,000           1,353,000
Amortization                               827,000             800,000
Other                                     (812,000)            389,000
                                        ----------          ----------
                                        $7,178,000          $5,921,000
                                        ==========          ==========

As of December 31, 1998 the Company has federal net operating loss carryforwards of approximately $1.7 million which are subject to annual limitations and are available to offset certain current and future taxable earnings and expire at various dates through 2007. Management believes the Company will generate sufficient future taxable income to realize deferred tax assets prior to the expiration of any net operating loss carryforwards and that realization of the net deferred tax asset is more likely than not.

9.       STOCKHOLDERS' EQUITY

COMMON STOCK

Pursuant to the Merger Agreement and Registration Statement on Form S-4 (Registration No. 333-57035), dated June 17, 1998, BRHZ and CFAM were merged with subsidiaries of the Company, and are now wholly owned subsidiaries of the Company. The Merger was approved by a separate vote of the stockholders of BRHZ and CFAM on July 24, 1998, and has been treated as a tax free reorganization and accounted for as a pooling of interests. In the Merger, each share of BRHZ Common Stock was exchanged for 1.15022 shares of the Company's Common Stock, $.01 par value per share, and each share of CFAM Common Stock was exchanged for one share of Common Stock. All historical amounts in the accompanying financial statements have been restated to reflect the respective exchange ratio.

BRHZ PUBLIC OFFERING

Pursuant to the Registration Statement on Form S-1, as amended (Registration No. 333-14981) which was declared effective November 6, 1997, BRHZ completed an initial public offering of 3,415,500 shares of BRHZ Common Stock, of which 1,350,000 shares of BRHZ Common Stock were issued and sold by BRHZ and 2,065,500 of which were sold by selling stockholders, at an offering price of $13.00 per share (the "BRHZ Offering"). BRHZ received proceeds of approximately $15.6 million (after deducting underwriting discounts and other expenses). Approximately $4.0 million was used to repay outstanding indebtedness.

In connection with the BRHZ Offering, BRHZ effected a .33 for 1 reverse stock split. Accordingly, all references in the accompanying financial statements to common share or per common share information have been restated to reflect the reverse stock split.

In connection with the offering, all outstanding shares of BRHZ's Series A, Series B and Series C Mandatorily Redeemable Convertible Preferred Stock (collectively, the "BRHZ Convertible Preferred Stock") were converted into an aggregate of 3,100,512 shares of BRHZ Common Stock, and outstanding warrants, which otherwise would have expired upon the closing of the offering, were converted into 303,924 shares of BRHZ Common Stock. The BRHZ Convertible Preferred Stock was initially recorded at fair value. From the date of issuance to the date of the mandatory redemption for BRHZ Common Stock, $9.1 million in accretion and dividends were recorded as charges to retained earnings and as increases to the carrying value of preferred stock. Upon the redemption of these securities for BRHZ Common Stock, the carrying value of the BRHZ Convertible Preferred Stock was recorded as a credit to common stock and paid-in capital. Redeemable common stock issued in connection with an acquisition was also converted to BRHZ Common Stock in connection with the BRHZ Offering.

CFAM PUBLIC OFFERING

Pursuant to the Registration Statement on Form S-1, as amended (Registration No. 333-29523) which was declared effective August 12, 1997, CFAM completed an initial public offering of 2,702,500 shares of CFAM Common Stock, of which 1,401,386 shares were issued and sold by CFAM, at an offering price of $10.00 per share (the "CFAM Offering"). CFAM received net proceeds of approximately $12.1 million (after deducting underwriting discounts and expenses). Approximately $3.7 million was used to repay all of the Company's then outstanding bank borrowings.

In connection with the CFAM Offering, CFAM effected a .65 for 1 reverse stock split. Accordingly, all references in the accompanying consolidated financial statements to common share or per common share information have been restated to reflect the reverse stock split. As a result of the CFAM Offering, all 1,125,000 shares of CFAM's issued and outstanding Series A preferred stock were converted into 1,169,935 shares of CFAM Common Stock.

The Company intends to use the balance of the net proceeds from both the offerings for working capital and general corporate purposes, including the merger and integration of the operations of BRHZ and CFAM, and financing of potential acquisitions and new centers currently under development.

STOCK OPTIONS

The Company has established an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under terms of the 1998 Stock Incentive Plan, 1,500,000 shares of the Company's Common Stock are available for distribution. As of December 31, 1998, there were approximately 950,000 Shares of Common Stock eligible for grant under the plan.

Options granted under the plan expire at the earlier of ten years from date of grant or three months after termination of the holder's employment with the Company unless otherwise determined by the Compensation Committee of the Board of Directors. In accordance with the Merger Agreement, the Company assumed all obligations for outstanding options to purchase shares of BRHZ and CFAM. The following table summarizes information about stock options outstanding at December 31, 1998:


                                                Weighted Average                                       Weighted
                                  Number            Remaining         Weighted           Number         Average
          Range of             Outstanding         Contractual        Average         Exercisable      Exercise
       Exercise Price          at 12/31/98            Life         Exercise Price     at 12/31/98        Price
       --------------          -----------            ----         --------------     -----------        -----
      $ 0.01 - $ 2.40             141,659              4.4            $  .84             123,338          $  .73
      $ 2.41 - $ 4.80             106,181              5.0            $ 3.43              84,904          $ 3.51
      $ 4.81 - $ 7.20             138,129              5.3            $ 6.43             108,034          $ 6.46
      $ 7.21 - $ 9.60           1,274,440              7.2            $ 7.74           1,253,654          $ 7.74
      $ 9.61 - $12.00              57,604              8.9            $10.71              38,435          $10.42
      $12.01 - $14.40                  --               --                --                  --              --
      $14.41 - $16.80              38,417              9.0            $16.62              16,878          $16.62
      $16.81 - $19.20             533,585              9.7            $18.94              17,252          $17.27
      $19.21 - $21.60              17,000              9.1            $19.87              15,000          $19.75
      $21.61 - $24.00              32,875              9.7            $21.83                  --          $   --                .
                                ---------              ---            ------           ---------          ------
                                2,339,890              7.5            $10.11           1,657,495          $ 7.28

Upon completion of the Merger, all previously outstanding options to purchase CFAM Common Stock granted by CFAM were subject to accelerated vesting and became immediately exercisable. In addition, options to purchase BRHZ Common Stock granted to certain BRHZ executives were subject to accelerated vesting and became immediately exercisable upon completion of the Merger. All remaining outstanding options to purchase BRHZ

Common Stock were converted into options to purchase shares of Common Stock under the terms and conditions under which they were granted, adjusted for the above mentioned exchange ratios.

The Company accounts for options issued to employees and directors under APB Opinion No. 25. Options issued to employees and directors have been granted with exercise prices equal to or greater than the fair value of the Company's Common Stock on the date of grant. As a result, no compensation cost has been recognized. Certain options issued in connection with an acquisition were granted with an exercise price less than the fair value of the Company's Common Stock, which were valued at approximately $375,000 under the provisions of SFAS 123.

SFAS 123 established new financial accounting and reporting standards for stock-based compensation plans. The Company has adopted the disclosure-only provision of SFAS 123. As a result, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in Fiscal Years 1998 through 1995 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for Fiscal Years 1998 and 1997:

                                                        Fiscal Year           Fiscal Year
                                                           1998                  1997
                                                        ------------          -----------
Net income (loss) available to common stockholders:
        As reported                                        $ 474,000           $1,844,000
        Pro forma                                          $(286,000)          $  734,000
Earnings (loss) per share - Basic:
        As reported                                        $    0.04           $     0.43
        Pro forma                                          $   (0.03)          $     0.17
Earnings (loss) per common share assuming dilution:
Net income (loss):
        As reported                                        $ 474,000           $2,761,000
        Pro forma                                          $(286,000)          $1,651,000
Earnings (loss) per share - Diluted:
        As reported                                        $    0.04           $     0.30
        Pro forma                                          $   (0.03)          $     0.14

Under the provisions of SFAS 123, proforma diluted earnings per share for Fiscal Year 1998 are the same as basic earnings per share, as the effects of additional dilution related to the conversion of options would have been anti-dilutive.

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option on its date of grant has been estimated for pro-forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                              Fiscal Year             Fiscal Year
                                                                 1998                    1997
                                                           ---------------          -------------
Expected dividend yield                                                0.0%                   0.0%
Expected stock price volatility                                       35.0%                  35.0%
Risk free interest rate                                       5.05% - 5.77%          5.60% - 6.42%
Expected life of options                                   7.5 - 8.5 years          5 - 7.5 years
Weighted-average fair value per share
   of options granted during the year                               $ 6.84                 $ 3.94

A summary of the status of the Company's option plans, including options issued to members of the Board of Directors, is as follows for Fiscal Years 1998, 1997 and 1996:

                                              Fiscal Year 1998             Fiscal Year 1997            Fiscal Year 1996
                                              ----------------             ----------------            ----------------
                                          Number of       Weighted     Number of      Weighted    Number of       Weighted
                                            Shares        Average       Shares         Average      Shares         Average
                                                          Exercise                    Exercise                    Exercise
                                                           Price                        Price                       Price
Outstanding at beginning of
    period                                2,153,842       $ 6.56       1,675,300        $5.16     1,160,790        $4.07
Granted                                     571,337        19.12         729,946         8.46       566,109         7.15
Exercised                                  (669,717)        5.71        (183,377)        2.01       (34,254)        3.12
Canceled                                    (50,572)        5.71         (68,027)        5.02       (68,739)        4.33
                                          ---------       ------       ---------        -----     ---------        -----
Outstanding at end of period              2,004,890       $10.44       2,153,842        $6.56     1,623,906        $5.09
Exercisable                               1,322,495                      988,950                    780,860

The weighted average contractual life remaining on options outstanding under the above plans at December 31, 1998 is 7.6 years.

In connection with the CMC acquisition the Company issued 30,120 options, which are excluded from the above figures. The options are fully vested, have an exercise price of $10.375 and expire in 2008. As of December 31, 1998 10,000 of the options were outstanding; which were exercised in January 1999. The options were valued under the provisions of SFAS 123, the value of which was included in the purchase price of the transaction.

In addition to the above plans, CFAM issued 32,500 options to purchase CFAM Common Stock during 1996 to its vice-chairman in exchange for consulting services. The options had an exercise price of $7.69 per share. The options were valued under the provisions of SFAS 123 and compensation expense was recorded. The options were subject to accelerated vesting in connection with the Merger, and were exercised in Fiscal Year 1998.

During 1995, CFAM also issued 325,000 options to purchase CFAM Common Stock to an employee and former stockholder of RCCM. The options were granted at an exercise price of $7.69 per share. In connection with the Merger, the options vested immediately and will remain in effect until their expiration ten years after date of issuance. All 325,000 options outstanding at December 31, 1998 were exercised in February 1999.

The Company recognizes a tax deduction upon the exercise of non-qualified stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount is based on the difference between the market value of the common stock and the option price. These tax benefits are credited to additional paid in capital.

STOCK PURCHASE WARRANTS

In connection with the issuance in fiscal 1991 of BRHZ's Series C Redeemable Convertible Preferred Stock and the issuance of convertible debt, which was subsequently retired, to certain stockholders, BRHZ issued warrants for the purchase of 305,045 shares of BRHZ Common Stock. The warrants were exercisable at $.60 per share and were exercised concurrent with the BRHZ Offering in November 1997.

Prior to 1994, CFAM issued stock purchase warrants for the purchase of 78,000 shares of CFAM Common Stock to a stockholder. Warrants for the purchase of CFAM Common Stock outstanding at January 2, 1998 and December 27, 1996, totaled 26,000 and 52,000, respectively, and had exercise prices ranging from $5.77 to $7.69 per share. The 26,000 stock purchase warrants outstanding as of January 2, 1998 were exercised during Fiscal Year 1998.

REDEEMABLE COMMON STOCK

On July 1, 1997, 108,333 shares of BRHZ Common Stock were issued in connection with the Pacific Preschools, Inc. acquisition. These shares were redeemable at the option of the holder upon the occurrence of certain events. The redemption feature terminated upon the BRHZ Offering.

The Company recorded a charge of $74,000 to accumulated deficit in Fiscal Year 1997 to reflect the accretion of the redeemable common stock.

TREASURY STOCK

In January 1998, CFAM purchased 48,750 shares of CFAM Common Stock for $1.1 million. The shares were subsequently reissued to satisfy stock warrant and option exercises.

10.      MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

All outstanding shares of BRHZ Convertible Preferred Stock were redeemed in conjunction with the BRHZ initial public offering. The shares converted into 3,100,512 shares of BRHZ Common Stock at a ratio of 1.67 shares of BRHZ Common Stock for each share of BRHZ Convertible Preferred Stock.

All outstanding shares of CFAM preferred stock were redeemed in conjunction with the CFAM Offering. The CFAM preferred shares converted into 1,169,935 shares of CFAM Common Stock.

The Company recorded charges of $843,000 and $1,127,000 to accumulated deficit for Fiscal Years 1997 and 1996, respectively, to reflect the accretion of preferred stock dividends.

11.      OTHER CHARGES IN THE STATEMENT OF INCOME

MERGER COSTS. In connection with the Merger, the Company recognized a charge of $7.5 million ($5.4 million after tax) which included transaction costs of $2.8 million, non cash asset impairment charges of $1.3 million, severance costs of $0.5 million and one time incremental integration costs directly related to the Merger totaling $2.9 million. At December 31, 1998, $2.2 million of these costs are included in accrued expenses. The Company expects the majority of the accrued liability associated with the charge, which has been included in accrued expenses on the accompanying consolidated balance sheet, to be paid by September 30, 1999.

STOCK COMPENSATION CHARGE. Concurrent with the CFAM Offering, CFAM removed the restrictions, set forth in the restricted stock agreement, on 32,500 shares of common stock held by an officer of CFAM. As a result, CFAM recorded a non-recurring, non-cash stock compensation charge of $297,000 (for which CFAM received no tax deduction) in the quarter ended September 30, 1997.

OFFERING COSTS. In the quarter ended June 30, 1997, BRHZ incurred costs of $543,000 associated with a public offering of securities. Because the offering was delayed, the amounts incurred were treated as a period cost.

12.      EARNINGS PER SHARE

The Company has adopted the provisions of SFAS 128. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, options and warrants. All periods presented have been restated to reflect the adoption of SFAS 128.

The following tables present information necessary to calculate earnings per share for Fiscal Years 1998, 1997 and 1996:

                                                                 Fiscal Year 1998
                                                  Income             Shares        Per-Share
                                                (Numerator)       (Denominator)     Amount
Basic earnings per share
  Income available to common stockholders        $  474,000        11,172,000        $.04
                                                                                     ====
Effect of dilutive securities
  Options and warrants                                   --         1,239,000
                                                 ----------        ----------
Diluted earnings per share                       $  474,000        12,411,000        $.04
                                                 ==========        ==========        ====

                                                                 Fiscal Year 1997
                                                  Income             Shares        Per-Share
                                                (Numerator)       (Denominator)     Amount
Basic earnings per share
  Income available to common stockholders        $1,844,000         4,333,000        $.43
                                                                                     ====
Effect of dilutive securities
  Options and warrants                                   --         1,118,000
  Convertible preferred stock                       917,000         3,842,000
                                                 ----------        ----------
Diluted earnings per share                       $2,761,000         9,293,000        $.30
                                                 ==========        ==========        ====


                                                                 Fiscal Year 1996
                                                  Income             Shares        Per-Share
                                                (Numerator)       (Denominator)     Amount
Basic earnings per share
  Income available to common stockholders        $2,930,000         2,522,000        $1.16
                                                                                     ====
Effect of dilutive securities
  Options and warrants                                   --           810,000
  Convertible preferred stock                        29,000         1,170,000
                                                 ----------        ----------
Diluted earnings per share                       $2,959,000         4,502,000        $.66
                                                 ==========        ==========        ====


The above earnings per share on a diluted basis has been prepared in accordance with SFAS 128 based on the historical results and weighted average shares of each company, adjusted for the effect on weighted average shares for the merger exchange ratio. The diluted earnings per share in Fiscal Year 1996 is affected by the fact that the preferred stock of BRHZ was anti-dilutive in Fiscal Year 1996 on a standalone basis.


13.      COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases various equipment, automobiles, office space and family center facilities under non-cancelable operating leases. Many of the leases contain renewal options for various periods. Certain leases contain provisions which include additional payments based upon revenue performance, enrollment or the level of the Consumer Price Index at a future date. Rent expense was approximately $7,075,000, $5,643,000, and $4,398,000 in Fiscal Years 1998, 1997,
and 1996, respectively. Future minimum payments under non-cancelable operating leases are as follows:

         Year Ending
         1999                                                          $ 6,429,000
         2000                                                            5,909,000
         2001                                                            5,198,000
         2002                                                            4,315,000
         2003                                                            3,857,000
         Thereafter                                                     17,306,000
                                                                       -----------
                                                                       $43,014,000
                                                                       ===========

Future minimum lease payments include approximately $295,000 of lease commitments, which are guaranteed by third parties pursuant to operating agreements for family centers.

EMPLOYMENT AND NON-COMPETE AGREEMENTS

Subsequent to its acquisition of RCCM, the Company entered into an employment agreement with a former stockholder of RCCM. The agreement contained certain severance benefits including salary continuation until August 27, 1998, if the employee was terminated without cause prior to that date. The same individual also entered into an agreement not to compete with the Company. This agreement provided for the payment of an aggregate of $500,000, payable in equal yearly installments of $100,000, in exchange for the individual's commitment not to compete with the Company for a period of five years from the date of his termination. In connection with the Merger, the Company's and the employee's obligations under the employment agreement and the agreement not to compete were terminated in consideration of a cash payment of approximately $360,000 from the Company to the employee.

OTHER

The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such legal matters will not have a material effect on the Company's financial condition or results of operations.

The Company's family centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its family centers into compliance.

14.      EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Retirement Savings Plan (the "Plan") for all employees with more than 1,000 hours of credited service annually and who have been with the Company one or more years. The Plan is funded by elective employee contributions of up to 15% of their compensation. Both BRHZ and CFAM maintain individual plans ("BRHZ Plan" and "CFAM Plan", respectively). Under the BRHZ Plan the Company matches 25% of employee contributions for each participant up to 8% of the employee's compensation. Under the CFAM Plan the Company matches 25% of employee contributions for each participant up to 6% of the employee's compensation. Expense under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled $596,000, $571,000, and $261,000 in Fiscal Years 1998, 1997 and 1996, respectively.

15.      RELATED PARTY TRANSACTIONS

The Company has an agreement with S.C. Johnson & Son, Inc., the employer of a member of its Board of Directors, to operate and manage a family center. In return for its services under these agreements, the Company received management fees of $58,000 $50,000 and $50,000, respectively, for Fiscal Years 1998, 1997, and 1996. Additionally, the Company provided consulting services for such employer in Fiscal Years 1997 and 1996 of $60,000 and $65,000, respectively.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The following estimated fair values of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

CASH, ACCOUNTS RECEIVABLE, AND ACCOUNTS PAYABLE

The carrying amounts of these items are a reasonable estimate of their fair value due to their short-term nature.

LONG-TERM DEBT

The carrying amounts approximate fair value which is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

17.      STATEMENT OF CASH FLOW INFORMATION

The following table presents supplemental disclosure of cash flow information for fiscal years 1998, 1997, and 1996:

                                                               Fiscal Year       Fiscal Year       Fiscal Year
                                                                  1998              1997               1996
                                                                  ----              ----               ----
Supplemental cash flow information:
         Cash payments of interest                             $   69,000        $  655,000        $  538,000
         Cash payments of income taxes                          3,954,000         1,363,000           157,000
Non cash financing activities:
         Issuance of options in exchange for consulting
             services                                                  --                --           100,000
         Issuance of options in connection with
             acquisition                                          375,000                --                --
         Restriction removed on common stock                           --           297,000                --
         Tax benefit realized from the exercise of
             non-qualified stock options                        2,554,000                --                --
         Issuance of restricted common shares                          --                --            28,000
         Accretion of preferred stock and redeemable
             common stock                                              --           917,000         1,127,000

BRHZ acquired certain family centers by entering into mortgages of approximately $978,000 in the period ended June 30, 1996.

During the periods ending December 31, 1997 and June 30, 1996 BRHZ entered into capital lease obligations of $62,000 and $27,000, respectively, in connection with lease agreements for automobiles and office equipment. The Company did not enter into any capital lease arrangements in Fiscal Year 1998.

In conjunction with the purchase of childcare management companies, as discussed in Note 2, liabilities were assumed as follows:

                                     Fiscal Year         Fiscal Year         Fiscal Year
                                         1998                1997                1996
                                         ----                ----                ----
Fair value of assets acquired        $ 5,048,000         $ 3,992,000         $ 8,578,000
Issuance of common stock and
  stock options                         (375,000)           (569,000)                 --
Cash paid                             (3,615,000)         (1,972,000)         (3,067,000)
                                     -----------         -----------         -----------
Liabilities assumed                  $ 1,058,000         $ 1,451,000         $ 5,511,000

18.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the Fiscal Years 1998 and 1997 are summarized as follows:

                                   First          Second            Third           Fourth
                                  Quarter         Quarter          Quarter         Quarter
                                           (in thousands except per share data)
Fiscal Year 1998:
Revenue                           $48,868         $52,307         $53,161          $55,036
Operating income                    2,060           2,226          (5,525)           2,476
Income before taxes                 2,340           2,564          (5,208)           2,751
Net income                          1,375           1,517          (4,049)           1,631
Net income available to
  common stockholders               1,375           1,517          (4,049)           1,631
Basic earnings per share          $  0.13         $  0.14         $ (0.36)         $  0.14
Diluted earnings per share        $  0.11         $  0.12         $ (0.36)         $  0.13

                                   First          Second            Third           Fourth
                                  Quarter         Quarter          Quarter         Quarter
                                           (in thousands except per share data)
Fiscal Year 1997:
Revenue                           $39,336         $42,136         $43,923          $47,160
Operating income                    1,574             982             839            1,653
Income before taxes                 1,420             880             810            1,894
Net income                            802             485             345            1,129
Net income available to
  Common stockholders                 521             203              (9)           1,129
Basic earnings per share          $  0.20         $  0.08         $  0.00          $  0.13
Diluted earnings per share        $  0.10         $  0.05         $  0.00          $  0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Item I - Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 1999, sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Business Executive Officers of the Company" in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 1999, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Stock Ownership" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 1999, sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Relationships and Related Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 20, 1999, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Annual Report on Form
         10-K:

         (1) The financial statements filed as part of this report are included in Part II, Item 8 of this Annual Report on Form 10-K.

         (2) All Financial Statement Schedules other than those listed below have been omitted because they are not required under the instructions to the applicable accounting regulations of the Securities and Exchange Commission or the information to be set forth therein is included in the financial statements or in the notes thereto. The following additional financial data should be read in conjunction with the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K:

                                                                                                     Page Number
                                                                                                     -----------
                  Report of Arthur Andersen LLP, Independent Public Accountants (included                 27
                  in Report in Part II, Item 8)

                  Report of PricewaterhouseCoopers LLP                                                    50

                  Schedule II - Valuation and Qualifying Accounts                                         51

         (3) The exhibits filed or incorporated by reference as part of this report are set forth in the Index of Exhibits of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         (1) The Company filed an amendment to the Current Report on Form 8-K (originally filed on July 28, 1998) on October 7, 1998 to include pro forma financial statements for fiscal years 1997, 1996 and 1995.

(c)      Exhibits

         Refer to Item 14(a)(3) above.

(d)      Not applicable

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of Bright Horizons, Inc.


Our audit of the consolidated financial statements of Bright Horizons, Inc. referred to in our report dated August 1, 1996, except for the stock split which is as of October 8, 1997, and the adoption of SFAS 128 which is as of May 14, 1998, appearing on page 28 of this Form 10-K also included an audit of the Financial Statement Schedule II of Bright Horizons, Inc. (not presented separately herein). In our opinion, this Financial Statement Schedule of Bright Horizons, Inc. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
August 1, 1996, except for the stock split which is as of October 8, 1997, and the adoption of SFAS 128 which is as of May 14, 1998

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     Allowance for doubtful accounts

                                                    Balance at         Additions       Deductions-      Balance at end
                                                   beginning of    charged to costs    Charge offs        of period
                                                      period         and expenses
Fiscal Year 1998                                    $579,000           $375,000          $245,000         $ 709,000
Fiscal Year 1997                                    $448,000           $291,000          $160,000         $ 579,000
Fiscal Year 1996                                    $196,000           $332,000          $ 97,000         $ 431,000

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



March 25, 1999                      By:  /s/  Michael E. Hogrefe
                                       -----------------------------------------
                                         Michael E. Hogrefe
                                         Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        SIGNATURE                                       TITLE                                      DATE
        ---------                                       -----                                      ----
/s/ Linda A. Mason                                 Chairman of the Board                       March 25, 1999
------------------------------------
Linda A. Mason


/s/ Marguerite W. Sallee                           Director, Chief Executive Officer           March 25, 1999
------------------------------------               (Principal Executive Officer)
Marguerite W. Sallee


/s/ Roger H. Brown                                 Director, President                         March 25, 1999
------------------------------------
Roger H. Brown


/s/ Mary Ann Tocio                                 Chief Operating Officer                     March 25, 1999
------------------------------------
Mary Ann Tocio


/s/ Michael E. Hogrefe                             Chief Financial Officer (Principal          March 25, 1999
------------------------------------               Financial and Accounting Officer)
Michael E. Hogrefe


/s/ Stephen I. Dreier                              Chief Administrative Officer and            March 25, 1999
------------------------------------               Secretary
Stephen I. Dreier


/s/ Joshua Bekenstein                              Director                                    March 25, 1999
------------------------------------
Joshua Bekenstein


/s/ JoAnne Brandes                                 Director                                    March 25, 1999
------------------------------------
JoAnne Brandes

        SIGNATURE                                       TITLE                                      DATE
        ---------                                       -----                                      ----
/s/ William H. Donaldson                           Director                                    March 25, 1999
------------------------------------
William H. Donaldson


/s/ E. Townes Duncan                               Director                                    March 25, 1999
------------------------------------
E. Townes Duncan


/s/ Fred K. Foulkes                                Director                                    March 25, 1999
------------------------------------
Fred K. Foulkes


/s/ Sara Lawrence-Lightfoot                        Director                                    March 25, 1999
------------------------------------
Sara Lawrence-Lightfoot


/s/ Robert D. Lurie                                Director                                    March 25, 1999
------------------------------------
Robert D. Lurie


/s/ Ian M. Rolland                                 Director                                    March 25, 1999
------------------------------------
Ian M. Rolland

                                INDEX OF EXHIBITS

2.1*     Amended and Restated Agreement and Plan of Merger dated as of June 17,
         1998 ("Merger Agreement") by and among Bright Horizons Family
         Solutions, Inc., CorporateFamily Solutions, Inc., Bright Horizons,
         Inc., CFAM Acquisition, Inc., and BRHZ Acquisition, Inc.
3.1*     Certificate of Incorporation
3.2*     Bylaws
4.1*     Article IV of Bright Horizons Family Solutions, Inc.'s Certificate of
         Incorporation
4.2*     Article IV of Bright Horizons Family Solutions, Inc.'s Bylaws
4.3      Specimen Common Stock Certificate (Incorporated by Reference to Exhibit
         4.3 of the Form 8-K filed on July 28, 1998).
10.1*    1998 Stock Incentive Plan
10.2     First Amendment to the 1998 Stock Incentive Plan (Incorporated by
         Reference to Exhibit 10 of the Quarterly Report on Form 10-Q filed on
         November 16, 1998).
10.3*    1998 Employee Stock Purchase Plan
10.4*    Employment Agreement of Linda A. Mason
10.5*    Employment Agreement of Marguerite W. Sallee
10.6*    Employment Agreement of Roger H. Brown
10.7*    Employment Agreement of Michael E. Hogrefe
10.8*    Employment Agreement of Mary Ann Tocio
10.9     Severance Agreement for Dana Friedman, James Greenman and Sandy
         Schrader (Incorporated by Reference to Exhibit 10.8 of the Registration
         Statement on Form S-1 of CorporateFamily Solutions, Inc. (Registration
         No. 333-29523))
10.10    Severance Agreement for Stephen I. Dreier (Incorporated by Reference to
         Exhibit 10.8 of the Registration Statement on Form S-1 of Bright
         Horizons, Inc. (Registration No. 333-14981))
10.11    Severance Agreement for Elizabeth J. Boland (Incorporated by Reference
         to Exhibit 10.9 of the Registration Statement on Form S-1 of Bright
         Horizons, Inc. (Registration No. 333-14981))
10.12    Severance Agreement for David H. Lissy (Incorporated by Reference to
         Exhibit 10.11 of the Registration Statement on Form S-1 of Bright
         Horizons, Inc. (Registration No. 333-14981))
10.13*   Severance Agreement for Melanie Ray
10.14*   Severance Agreement for Michael Day
10.15*   Severance Agreement for Nancy Rosenzweig
10.16*   Form of Indemnification Agreement
23.1     Consent of Arthur Andersen LLP
23.2     Consent of PricewaterhouseCoopers LLP
27       Financial Data Schedule for Fiscal Year Ended 1999 (For SEC use only)

-----------------------
* Incorporated by Reference to the Registration Statement on Form S-4 filed on June 17, 1998 (Registration No. 333-57035).