Form 10-Q
period 1999-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 1999-05-17
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.



                         Commission File Number 0-24699

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                    62-1742957
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,080,850 shares of common stock, $.01 par value, at May 7, 1999.

                                    FORM 10-Q

                                      INDEX

                                                                                                         Page
                                                                                                        Number

PART I.  FINANCIAL INFORMATION

ITEM  1. Consolidated Financial Statements

         A. Consolidated Balance Sheets at March 31, 1999 (Unaudited) and December 31, 1998               3

         B. Consolidated Statements of Operations for the Three Months ended March 31, 1999
            and 1998 (Unaudited)                                                                          4

         C. Consolidated Statements of Cash Flows for the Three Months ended March 31, 1999
            and 1998 (Unaudited)                                                                          5

         D. Notes to Consolidated Financial Statements (Unaudited)                                        6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            8

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk                                       12

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                               13

ITEM 2.  Changes in Securities and Use of Proceeds                                                       13

ITEM 3.  Defaults Upon Senior Securities                                                                 13

ITEM 4.  Submission of Matters to a Vote of Security Holders                                             13

ITEM 5.  Other information                                                                               13

ITEM 6.  Exhibits and Reports on Form 8-K                                                                14

SIGNATURES                                                                                               15

EXHIBIT INDEX                                                                                            16

                     Bright Horizons Family Solutions, Inc.
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                   March 31,    December 31,
                                                                     1999          1998
                                                                 (Unaudited)
ASSETS

Current Assets:

      Cash and cash equivalents                                   $  22,236      $ 20,439
      Accounts receivable, net                                       16,140        13,302
      Income taxes receivable                                         3,476         2,243
      Prepaid expenses and other current assets                       1,854         1,520
      Current deferred tax asset                                      4,642         4,579
                                                                  ---------      --------
            Total current assets                                     48,348        42,083

Fixed assets, net                                                    33,303        31,482
Deferred charges, net                                                   749           693
Goodwill and other intangible assets, net                            14,771        14,095
Non-current deferred tax asset                                        2,599         2,599
Other assets                                                            809           511
                                                                  ---------      --------
            Total assets                                          $ 100,579      $ 91,463
                                                                  =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Current portion of long term debt and
            obligations under capital leases                      $      67      $     67
      Accounts payable and accrued expenses                          20,342        21,759
      Deferred revenue, current portion                               9,960         7,565
      Other current liabilities                                       1,733           652
                                                                  ---------      --------
            Total current liabilities                                32,102        30,043

Long term debt and obligations under
      capital leases                                                    119           618
Accrued rent                                                          1,520         1,560
Other long term liabilities                                           2,729         2,731
Deferred revenue, net of current portion                              3,025         3,131
                                                                  ---------      --------
            Total liabilities                                        39,495        38,083
                                                                  ---------      --------
Stockholders' equity (deficit):
Common Stock $.01 par value, 30,000,000 shares
      authorized, 12,074,000 and 11,554,000 shares issued and
      outstanding at March 31,1999 and December 31, 1998                121           115
Additional paid in capital                                           73,384        67,589
Accumulated deficit                                                 (12,421)      (14,324)
                                                                  ---------      --------
            Total stockholders' equity                               61,084        53,380
                                                                  ---------      --------
Total liabilities and stockholders' equity                        $ 100,579      $ 91,463
                                                                  =========      ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Operations
                      (in thousands except per share data)
                                   (Unaudited)

                                              Three months ended March 31,
                                                1999               1998

Revenues                                       $58,461            $48,868
Cost of services                                50,087             42,020
                                               -------            -------
       Gross profit                              8,374              6,848

Selling, general and administrative              5,127              4,550

Amortization                                       229                238
                                               -------            -------
       Income from operations                    3,018              2,060

Net interest income                                211                280
                                               -------            -------
Income before tax                                3,229              2,340

Income tax provision                             1,324                965
                                               -------            -------
Net income                                     $ 1,905            $ 1,375
                                               =======            =======
Earnings per share - basic                     $  0.16            $  0.13
                                               =======            =======
Weighted average shares - basic                 11,785             10,940
                                               =======            =======
Earnings per share - diluted                   $  0.15            $  0.11
                                               =======            =======
Weighted average shares - diluted               12,737             12,332
                                               =======            =======



                 The accompanying notes are an integral part of
                     the consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                     Three months ended March 31,
                                                                                       1999                 1998

Net income                                                                           $  1,905             $  1,375

Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation and amortization                                                1,011                  875
           Loss on disposal of fixed assets                                                 7                   --
           Deferred income taxes                                                           --                 (214)

Changes in assets and liabilities:
           Accounts receivable, trade                                                  (2,755)                (978)
           Income taxes receivable                                                        980                   --
           Prepaid expenses and other current assets                                      301                  515
           Accounts payable and accrued expenses                                       (1,404)               2,676
           Income taxes payable                                                            --                  750
           Deferred revenue                                                             2,092                1,458
           Accrued rent                                                                   (41)                  88
           Other long-term assets                                                         104                 (177)
           Other current and long-term liabilities                                        254                  566
                                                                                     --------             --------

           Total adjustments                                                              549                5,559
                                                                                     --------             --------
                     Net cash provided by operating activities                          2,454                6,934
                                                                                     --------             --------
Cash flows from investing activities:
           Additions to fixed assets, net of acquired amounts                          (2,719)              (3,387)
           Proceeds from disposal of fixed assets                                          15                   41
           (Increase) decrease in deferred charges                                        (56)                   2
           Increase in other investments                                                 (400)                  --
           Payments for acquisitions                                                     (587)                  --
                                                                                     --------             --------
                     Net cash used for investing activities                            (3,747)              (3,344)
                                                                                     --------             --------

Cash flows from financing activities:
           Proceeds from issuance of common stock                                       3,588                1,069
           Purchase of treasury stock                                                      --               (1,134)
           Principal payments of long term debt and
                obligations under capital leases                                         (498)                 (21)
                                                                                     --------             --------
                     Net cash provided by (used for) financing activities               3,090                  (86)
                                                                                     --------             --------
Net increase in cash and cash equivalents                                               1,797                3,504

Cash and cash equivalents, beginning of period                                         20,439               25,384
                                                                                     --------             --------
Cash and cash equivalents, end of period                                             $ 22,236             $ 28,888
                                                                                     ========             ========
Non-cash financing activities:
           Tax benefit related to stock option exercises                             $  2,211             $    451
                                                                                     ========             ========
Supplemental cash flow information:
      Cash payments for interest                                                     $     34             $     20
                                                                                     ========             ========
      Cash payments for income taxes                                                 $    352             $    429
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

The Company operates its family centers under various types of arrangements, which generally can be classified in two forms: (i) the corporate-sponsored model, where the Company operates a family center on the premises of a corporate sponsor and gives priority enrollment to the corporate sponsor's employees and
(ii) the management contract model, where the Company manages a work-site family center under a cost-plus arrangement, typically for a single employer. The Company receives tuition revenue from parents, and management fees and reimbursement for operating expenses from corporate sponsors for its childcare services.

BUSINESS COMBINATION AND BASIS OF PRESENTATION -- The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company's audited financial statements included in the Company's Annual Report on Form 10-K dated March 31, 1999, and should be read in conjunction with the notes thereto.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

NEW PRONOUNCEMENTS - In January 1999 the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be expensed as incurred. The adoption did not have a material impact on the Company's results of operation, financial condition or cash flow.

2. Other Charges

In connection with the Merger, the Company recognized a charge of $7.5 million ($5.4 million after tax) in the three month period ended September 30, 1998, which included transaction costs of $2.8 million, non cash asset impairment charges of $1.3 million, severance costs of $0.5 million and one time incremental integration costs directly related to the Merger totaling $2.9 million. At March 31, 1999, $1.7 million of these costs are included in accrued expenses in the accompanying consolidated balance sheet. The Company expects the majority of the accrued liability associated with the charge to be paid by September 30, 1999.

3. Earnings Per Share

Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", ("SFAS 128"), which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares include stock options, warrants and preferred stock, and are determined using the modified treasury stock method. For the three-month periods ended March 31, 1999 and 1998, the Company had no warrants or preferred stock outstanding.

The following tables present information necessary to calculate earnings per share:

                                                      Three months Ended March 31, 1999
                                              -----------------------------------------------
                                                Earnings         Shares           Per Share
                                              (Numerator)     Denominator)         Amount
                                              ----------      ------------      -------------
Basic earnings per share:
Income available to common stockholders       $1,905,000       11,785,000       $        0.16
                                                                                =============
Effect of dilutive securities:

      Stock options                                   --          952,000
                                              ----------       ----------       -------------
Diluted earnings per share                    $1,905,000       12,737,000       $        0.15
                                              ==========       ==========       =============

                                                      Three months Ended March 31, 1998
                                              -----------------------------------------------
                                                Earnings         Shares           Per Share
                                              (Numerator)     Denominator)         Amount
                                              ----------      ------------      -------------
Basic earnings per share:
Income available to common stockholders       $1,375,000       10,940,000       $        0.13
                                                                                =============
Effect of dilutive securities:
      Stock options                                   --        1,392,000
                                              ----------       ----------       -------------
Diluted earnings per share                    $1,375,000       12,332,000       $        0.11
                                              ==========       ==========       =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Risk Factors" included in the Company's Annual Report on Form 10-K dated March 31, 1999 and incorporated herein by reference for a description of a number of risks and uncertainties which could affect actual results.

General

The Company provides workplace services for employers and families, including childcare, early education and strategic worklife consulting, operating 284 child development centers at March 31, 1999. During the three month period ending March 31, 1999 the Company opened 13 new family centers, and closed 3 which were not meeting operating objectives. The Company has the capacity to serve more than 35,000 children in 35 states and the District of Columbia and has partnerships with many of the nation's leading employers, including 68 Fortune 500 companies. Working Mother's 1998 list of the "100 Best Companies for Working Mothers" includes 44 clients of the Company. Historical revenue growth has primarily resulted from the addition of new family centers as well as increased enrollment at existing family centers. The Company reports its operating results on a calendar year basis.

The Company's business is subject to seasonal and quarterly fluctuations. Demand for child development services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company's services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the sponsorship model mix of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenue for the periods ending March 31, 1999 and 1998:

                                                            Three Months Ended
                                                                 March 31,
                                                          1999               1998
                                                         ------             ------
         Revenue                                          100.0%             100.0%
         Cost of services                                  85.7               86.0
                                                         ------             ------
              Gross profit                                 14.3               14.0
         Selling, general & administrative                  8.8                9.3
         Amortization                                       0.4                0.5
                                                         ------             ------
              Income from operations                        5.1                4.2
         Net interest income                                0.4                0.6
                                                         ------             ------
         Income before income taxes                         5.5                4.8
         Income tax provision                               2.2                2.0
                                                         ------             ------
         Net income                                         3.3%               2.8%
                                                         ======             ======


Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Revenue. Revenue increased $9.6 million, or 19.6%, to $58.5 million for the three months ended March 31, 1999 from $48.9 million for the three months ended March 31, 1998. The growth in revenues is primarily attributable to the net addition of 29 family centers since March 31, 1998, modest growth in the existing base of family centers and tuition increases at existing centers of approximately 3% to 4%.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs including depreciation, supplies and other expenses incurred at the center level. Gross profit increased $1.6 million, or 22.3%, to $8.4 million for the three months ended March 31, 1999 from $6.8 million for the three months ended March 31, 1998. As a percentage of revenue, gross profit increased to 14.3% for the three months ended March 31, 1999 compared to 14.0% for the same period in 1998.

The Company showed a modest increase in gross profit margins for the three-month period in 1999 compared to the three-month period of 1998 as a result of a greater proportion of centers achieving mature operating levels. The Company also experienced stronger operating performance in newer family centers that have been open less than two years, as compared to family centers open less than two years in the same period in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and development expenses for new and existing centers. Selling, general and administrative expenses increased $577,000, or 12.7%, to $5.1 million for the three months ended March 31, 1999 from $4.6 million for the three months ended March 31, 1998. As a percentage of revenue, selling, general and administrative expenses decreased to 8.8% for the three months ended March 31, 1999 from 9.3% for the same 1998 period.

The decrease in selling, general and administrative expenses as a percentage of revenue during the first three months of this year is primarily attributable to a larger revenue base and increased efficiencies. The dollar increase is primarily attributable to investments in regional management, sales personnel, information systems and communications personnel necessary to support long term growth.

Income from Operations. Income from operations totaled $3.0 million for the three months ended March 31, 1999, an increase of $960,000, or 46.5%, from $2.1 million in the same 1998 period.

Net Interest Income. Net interest income of $211,000 for the three months ended March 31, 1999 decreased $69,000 from $280,000 of net interest income for the three months ended March 31, 1998. The decrease in interest income is attributable to lower levels of invested cash from the same period in 1998.

Income Taxes Provision. The Company's effective income tax rate was approximately 41% for the three months ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary sources of liquidity have been proceeds from the initial public offerings and cash flow from operations, supplemented by borrowing capacity under the Company's $15 million revolving lines of credit with two banks. The Company had working capital of $16.2 million and $12.0 million as of March 31, 1999 and December 31, 1998, respectively.

Cash provided from operations decreased to $2.5 million for the three months ended March 31, 1999, from $6.9 million for the three months ended March 31, 1998. Accounts receivable, net of acquired amounts, increased by $2.8 million, which is attributable to increased revenues, the timing of collections, and amounts billable to clients for start-up expenses associated with new centers. Accounts payable and accrued expenses, net of acquired amounts, decreased by $1.4 million in the three months ended March 31, 1999, primarily attributable to a reduction of accrued payroll costs from year end. On a comparable basis, the Company had approximately the same relative level of accounts payable and accrued expenses as the same three-month period in 1998. The Company also experienced a modest increase in deferred revenue associated with fees paid in advance during the three months ended March 31, 1999 as compared with the three months ended March 31, 1998.

Cash used for investing activities increased to $3.7 million for the three months ended March 31, 1999 from $3.3 million for the three months ended March 31, 1998. The increase was the result of expenditures for small acquisitions and investments, offset by lower levels of fixed asset additions. Of the $2.7 million of fixed asset additions for the three months ended March 31, 1999, approximately $1.3 million relates to new family centers, with the remaining balance being primarily utilized for the refurbishment and expansion of existing family centers. Management expects the current level of center related fixed asset spending to increase slightly for the remainder of 1999.

Cash provided by (used for) financing activities increased to $3.1 million for the three months ended March 31, 1999, from ($86,000) for the three months ended March 31, 1998. During the three months ended March 31, 1999, the Company received $3.6 million in net proceeds from the issuance of Common Stock associated with the exercise of stock options, as compared to $1.1 million in the same period in 1998. In the three months ended March 31, 1999, the Company also repaid debt of $500,000, including the retirement of an outstanding mortgage. In the three month period ended March 31, 1998, the Company repurchased shares of its Common Stock which were subsequently reissued to fulfill warrant and stock option exercises.

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

During the three months ended March 31, 1999, as part of normal upgrades and replacements, the Company spent approximately $600,000 to upgrade information technology. The Company anticipates that it will make additional capital expenditures of approximately $200,000 to $600,000 to upgrade its hardware and information systems in 1999. The upgrades planned for 1999 are part of planned upgrades or replacements done in the normal course of business and not as part of the Company's Year 2000 conversion. The projected costs for 1999 are based upon management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee however, that these cost estimates will be achieved, and actual results could differ materially. The Company believes that the Company's past efforts, in conjunction with the planned upgrades and replacements in 1999, will substantially make its hardware and information systems Year 2000 compliant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings:

Not Applicable

ITEM 2. Changes in Securities and Use of Proceeds

(d) Application of Proceeds from Initial Public Offerings

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

Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits:

            Exhibit 27 (for SEC use only)

        (b) Reports on Form 8-K:

            None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 14, 1999

                                 BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

                                       By /s/ Michael E. Hogrefe
                                          ---------------------------------
                                          Michael E. Hogrefe
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

27      Financial Data Schedule (for Commission use only)