Form 10-Q
period 1999-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 1999-08-13
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.


                        Commission File Number 0-24699
                                              --------

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                       62-1742957
          --------                                       ----------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                   One Kendall Square, Building 200, Suite 223
                         Cambridge, Massachusetts 02139
                     (Address of principal executive office)


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,190,316 shares of common stock, $.01 par value, at August 6, 1999.

                                    FORM 10-Q
                                      INDEX

                                                                              Page
                                                                             Number
PART I.     FINANCIAL INFORMATION

ITEM  1.    Consolidated Financial Statements

            A.  Consolidated Balance Sheets at June 30, 1999 (Unaudited
                and December 31, 1998                                          3

            B.  Consolidated Statements of Operations for the Three
                and Six Months ended June 30, 1999 and 1998 (Unaudited)        4

            C.  Consolidated Statements of Cash Flows for the Six Months
                ended June 30, 1999 and 1998 (Unaudited)                       5

            D.  Notes to Consolidated Financial Statements (Unaudited)         6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk         14

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                 15

ITEM 2.     Changes in Securities and Use of Proceeds                         15

ITEM 3.     Defaults Upon Senior Securities                                   15

ITEM 4.     Submission of Matters to a Vote of Security Holders               15

ITEM 5.     Other information                                                 16

ITEM 6.     Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                    17

EXHIBIT INDEX                                                                 18

                     Bright Horizons Family Solutions, Inc.
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                 June 30,      December 31,
                                                                   1999            1998
                                                                (Unaudited)

ASSETS

Current assets:

    Cash and cash equivalents                                    $  23,246       $ 20,439
    Accounts receivable, net                                        17,605         13,302
    Income taxes receivable                                          2,390          2,243
    Prepaid expenses and other current assets                        3,479          1,520
    Current deferred tax asset                                       4,642          4,579
                                                                 ---------       --------
          Total current assets                                      51,362         42,083

Fixed assets, net                                                   36,213         31,482
Deferred charges, net                                                  968            693
Goodwill and other intangible assets, net                           14,148         14,095
Non-current deferred tax asset                                       2,599          2,599
Other assets                                                           397            511
                                                                 ---------       --------
          Total assets                                           $ 105,687       $ 91,463
                                                                 =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Current portion of long term debt and
          obligations under capital leases                       $      67       $     67
    Accounts payable and accrued expenses                           23,860         21,759
    Deferred revenue, current portion                                9,050          7,565
    Other current liabilities                                        1,475            652
                                                                 ---------       --------
          Total current liabilities                                 34,452         30,043

Long term debt and obligations under
    capital leases                                                     101            618
Accrued rent                                                         1,483          1,560
Other long term liabilities                                          2,754          2,731
Deferred revenue, net of current portion                             2,920          3,131
                                                                 ---------       --------
          Total liabilities                                         41,710         38,083
                                                                 ---------       --------
Stockholders' equity:

Common stock $.01 par value, 30,000,000 shares
    authorized, 12,171,000 and 11,554,000 shares issued and
    outstanding at June 30,1999 and December 31, 1998                  122            115
Additional paid in capital                                          74,195         67,589
Accumulated deficit                                                (10,340)       (14,324)
                                                                 ---------       --------
          Total stockholders' equity                                63,977         53,380
                                                                 ---------       --------
Total liabilities and stockholders' equity                       $ 105,687       $ 91,463
                                                                 =========       ========




               The accompanying notes are an integral part of the
                       consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                Consolidated Statements of Operations (Unaudited)
                      (in thousands except per share data)


                                         Three months ended       Six months ended
                                               June 30,                June 30,
                                          1999       1998         1999         1998

Revenues                                $60,960     $52,307     $119,421     $101,175
Cost of services                         52,096      44,983      102,183       87,003
                                        -------     -------     --------     --------
     Gross profit                         8,864       7,324       17,238       14,172

Selling, general and administrative       5,267       4,802       10,394        9,352

Amortization                                217         296          446          534
                                        -------     -------     --------     --------
     Income from operations               3,380       2,226        6,398        4,286

Net interest income                         145         338          356          618
                                        -------     -------     --------     --------
Income before tax                         3,525       2,564        6,754        4,904

Income tax provision                      1,446       1,047        2,770        2,012
                                        -------     -------     --------     --------

Net income                              $ 2,079     $ 1,517     $  3,984     $  2,892
                                        =======     =======     ========     ========

Earnings per share - basic              $  0.17     $  0.14     $   0.33     $   0.26
                                        =======     =======     ========     ========

Weighted average shares - basic          12,095      11,148       11,942       11,044
                                        =======     =======     ========     ========

Earnings per share - diluted            $  0.16     $  0.12     $   0.31     $   0.23
                                        =======     =======     ========     ========

Weighted average shares - diluted        12,753      12,512       12,745       12,422
                                        =======     =======     ========     ========



               The accompanying notes are an integral part of the
                       consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                               Six months ended June 30,
                                                                  1999          1998

Net income                                                      $  3,984      $  2,892

Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization                              2,272         1,936
        (Gain)/Loss on disposal of fixed assets                       10           (25)
        Deferred income taxes                                         --          (360)
Changes in assets and liabilities:
        Accounts receivable, trade                                (4,221)       (1,158)
        Income taxes receivable                                    2,259            --
        Prepaid expenses and other current assets                 (1,323)          583
        Accounts payable and accrued expenses                      1,964         1,638
        Income taxes payable                                          --         1,281
        Deferred revenue                                           1,077         1,660
        Accrued rent                                                 (77)           78
        Other long-term assets                                       517            --
        Other current and long-term liabilities                       22            (1)
                                                                --------      --------

        Total adjustments                                          2,500         5,632
                                                                --------      --------

                  Net cash provided by operating activities        6,484         8,524
                                                                --------      --------
Cash flows from investing activities:
        Additions to fixed assets, net of acquired amounts        (6,120)       (6,068)
        Proceeds from disposal of fixed assets                        15            66
        Increase in deferred charges                                (275)         (532)
        Increase in other assets                                    (400)         (178)
        Payments for acquisitions                                   (587)         (508)
                                                                --------      --------
                  Net cash used for investing activities          (7,367)       (7,220)
                                                                --------      --------
Cash flows from financing activities:
        Proceeds from issuance of common stock                     4,207         2,015
        Purchase of treasury stock                                    --        (1,133)
        Principal payments of long term debt and
          obligations under capital leases                          (517)          (41)
                                                                --------      --------
                  Net cash provided by financing activities        3,690           841
                                                                --------      --------
Net increase in cash and cash equivalents                          2,807         2,145

Cash and cash equivalents, beginning of period                    20,439        25,384
                                                                --------      --------

Cash and cash equivalents, end of period                        $ 23,246      $ 27,529
                                                                ========      ========
Non-cash financing activities:
        Tax benefit related to stock option exercises           $  2,406      $  1,234
                                                                ========      ========
Supplemental cash flow information:
      Cash payments for interest                                $     43      $     26
                                                                ========      ========
      Cash payments for income taxes                            $    591      $    966
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

     The Company operates its family centers under various types of arrangements, which generally can be classified in two forms: (i) the corporate-sponsored model, where the Company operates a family center on the premises of a corporate sponsor and gives priority enrollment to the corporate sponsor's employees and (ii) the management contract model, where the Company manages a work-site family center under a cost-plus arrangement, typically for a single employer. The Company receives tuition revenue from parents, and management fees and operating subsidies from corporate sponsors for its childcare services.

     BUSINESS COMBINATION AND BASIS OF PRESENTATION -- The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and should be read in conjunction with the notes thereto.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and 1998, and its cash flows for the six month periods ended June 31, 1999 and 1998, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

     2. Other Charges

     In connection with the Merger, the Company recognized a charge of $7.5 million ($5.4 million after tax) in the three month period ended September 30, 1998, which included transaction costs of $2.8 million, non cash asset impairment charges of $1.3 million, severance costs of $0.5 million and one time incremental integration costs directly related to the Merger totaling $2.9 million. At June 30, 1999, $1.4 million of these costs are included in accrued expenses in the accompanying consolidated balance sheet. The Company expects the majority of the accrued liability associated with the charge to be paid by September 30, 1999.

     3.  Earnings Per Share

     Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", ("SFAS 128"), which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares include stock options, warrants and preferred stock, and are determined using the modified treasury stock method. For the three and six month periods ended June 30, 1999 and 1998, the Company had no warrants or preferred stock outstanding.

     The following tables present information necessary to calculate earnings per share:


                                                                        Three months Ended June 30, 1999
                                                       ---------------------------------------------------------------
                                                          Earnings                    Shares              Per Share
                                                         (Numerator)               (Denominator)            Amount
                                                         -----------               -------------            ------

     Basic earnings per share:
     Income available to common stockholders             $ 2,079,000                12,095,000             $   0.17
                                                                                                           ========
     Effect of dilutive securities:
         Stock options                                        --                       658,000
                                                         -----------              ------------
     Diluted earnings per share                          $ 2,079,000                12,753,000             $   0.16
                                                         ===========              ============             ========

                                                                        Three months Ended June 30, 1998
                                                       ---------------------------------------------------------------
                                                          Earnings                    Shares              Per Share
                                                         (Numerator)               (Denominator)            Amount
                                                         -----------               -------------            ------

     Basic earnings per share:
     Income available to common stockholders             $ 1,517,000                11,148,000             $   0.14
                                                                                                           ========

     Effect of dilutive securities:
         Stock options                                        --                     1,364,000
                                                         -----------              ------------
     Diluted earnings per share                          $ 1,517,000                12,512,000             $   0.12
                                                         ===========              ============             ========


                                                                       Six months Ended June 30, 1999
                                                       ----------------------------------------------------------
                                                          Earnings                Shares              Per Share
                                                         (Numerator)           (Denominator)            Amount
                                                         -----------           -------------            ------
     Basic earnings per share:
     Income available to common stockholders             $ 3,984,000            11,942,000             $   0.33
                                                                                                       ========

     Effect of dilutive securities:
         Stock options                                        --                   803,000
                                                         -----------           -----------
     Diluted earnings per share                          $ 3,984,000            12,745,000             $   0.31
                                                         ===========           ===========             ========


                                                                       Six months Ended June 30, 1998
                                                      ----------------------------------------------------------
                                                          Earnings                Shares              Per Share
                                                         (Numerator)           (Denominator)            Amount
                                                         -----------           -------------            ------
     Basic earnings per share:
     Income available to common stockholders             $ 2,892,000            11,044,000             $   0.26
                                                                                                       ========
     Effect of dilutive securities:
         Stock options                                        --                 1,378,000
                                                         -----------           -----------
     Diluted earnings per share                          $ 2,892,000            12,422,000             $   0.23
                                                         ===========           ===========             ========

4.     Subsequent Events

On July 20, 1999, the Company's Board of Directors approved a share repurchase plan that allows the Company to repurchase up to 500,000 shares of its common stock in the open market or through privately negotiated transactions. Shares repurchased will be available for reissue under the Company's stock incentive plan.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

     This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference for a description of a number of risks and uncertainties which could affect actual results.

     General

     The Company provides workplace services for employers and families, including childcare, early education and strategic worklife consulting, operating 285 family centers at June 30, 1999. The Company has the capacity to serve more than 35,000 families in 35 states and the District of Columbia. The Company has partnerships with many of the nation's leading employers, including 68 Fortune 500 companies. Working Mother's 1998 list of the "100 Best Companies for Working Mothers" includes 44 clients of the Company. The Company's historical revenue growth has been primarily due to the addition of new family centers as well as increased enrollment at existing family centers. The Company reports its operating results on a calendar year basis.

     The Company's business is subject to seasonal and quarterly fluctuations. The Company's experience has been that the demand for child development services decreases during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company's services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the rest of the year. The Company's results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the sponsorship model mix of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

     RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of revenue for the three and six month periods ending June 30, 1999 and 1998:

                                          Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                           1999       1998       1999       1998

   Net revenues                            100.0%     100.0%     100.0%     100.0%
   Cost of services                         85.5       86.0       85.6       86.0
                                           -----      -----      -----      -----
      Gross profit                          14.5       14.0       14.4       14.0
   Selling, general & administrative         8.6        9.2        8.7        9.2
   Amortization                              0.3        0.5        0.4        0.5
                                           -----      -----      -----      -----
      Income from operations                 5.6        4.3        5.3        4.3
   Interest income                           0.2        0.6        0.3        0.6
                                           -----      -----      -----      -----
   Income before income taxes                5.8        4.9        5.6        4.9
   Income tax provisions                     2.4        2.0        2.3        2.0
                                           -----      -----      -----      -----
   Net income                                3.4%       2.9%       3.3%       2.9%
                                           =====      =====      =====      =====


     Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998

     Net Revenues. Net revenues increased $8.7 million, or 16.5%, to $61.0 million for the three months ended June 30, 1999 from $52.3 million for the three months ended June 30, 1998. Net revenues increased $18.2 million, or 18.0%, to $119.4 million for the six months ended June 30, 1999 from $101.2 million for the six months ended June 30, 1998. The growth in revenues is attributable to the net addition of 23 child development centers since June 30, 1998, enrollment increases in the Company's newer family centers, and tuition increases at existing centers of approximately 3% to 4%.

     Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs including depreciation, supplies and other expenses incurred at the center level. Gross profit increased $1.6 million, or 21.0%, to $8.9 million for the three months ended June 30, 1999 from $7.3 million for the three months ended June 30, 1998. As a percentage of net revenues, gross profit increased to 14.5% for the three months ended June 30, 1999 compared to 14.0% for the same period in 1998. Gross profit increased $3.0 million, or 21.6%, to $17.2 million for the six months ended June 30, 1999 from $14.2 million for the six months ended June 30, 1998. As a percentage of net revenues, gross profit was 14.4% for the six months ended June 30, 1999, compared to 14.0% for the same period in 1998.

     The Company showed an increase in gross profit margin for the three and six month periods ending June 30, 1999 compared to the same periods in 1998 as a result of a greater proportion of centers achieving mature operating levels, strong enrollment in newer family centers and proportionately lower operating costs in certain family centers arising from operating efficiency measures. Lastly, since June 30, 1998 thirteen family centers have been closed or transitioned to other service providers. The closing and transition of underperforming centers also contributed to the improvement in gross margin.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and marketing and development expenses for new and existing centers. Selling, general and administrative expenses increased $465,000, or 9.7%, to $5.3 million for the three months ended June 30, 1999 from $4.8 million for the three months ended June 30, 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 8.6% for the three months ended June 30, 1999 from 9.2% for the same 1998 period. Selling, general and administrative expenses increased $1.0 million, or 11.1%, to $10.4 million for the six months ended June 30, 1999 from $9.4 million for the six months ended June 30, 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 8.7% for the six months ended June 30, 1999 from 9.2% for the six months ended June 30, 1998.

     The decrease in selling and general administrative expenses as a percentage of revenue during the first six months of this year is primarily attributable to a larger revenue base and increased efficiencies. The dollar increase is primarily attributable to investments in regional management, sales personnel, and communications personnel necessary to support long term growth.

     Income from Operations. Income from operations increased 51.8%, or $1.2 million, to $3.4 million for the three months ended June 30, 1999 from $2.2 million for the three months ended June 30, 1998. Income from operations increased 49.3%, or $2.1 million, to $6.4 million for the six months ended June 30, 1999 from $4.3 million for the six months ended June 30, 1998.

     Net Interest Income. Net interest income of $145,000 for the three months ended June 30, 1999 decreased $193,000 from $338,000 of net interest income for the three months ended June 30, 1998. Net interest income of $356,000 for the six months ended June 30, 1999 decreased $262,000 from $618,000 of net interest income for the six months ended June 30, 1998. The decrease in net interest income is attributable to lower levels of invested cash.

     Income Taxes Provision. The Company's effective income tax rate was approximately 41% for the three months and six month periods ended June 30, 1999 and 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are the ongoing operations of its existing family centers and the addition of new family centers through development or acquisition. The Company's primary source of liquidity has been from cash provided by operating activities. The Company had working capital of $16.9 and $12.0 as of June 30, 1999 and December 31, 1998, respectively.

     Cash provided from operations totalled $6.5 million for the six months ended June 30, 1999, compared to $8.5 million for the six months ended June 30, 1998. This $2.0 million decrease was principally due to higher accounts receivable arising from increased revenues, amounts recoverable from clients for start-up expenses associated with new centers, and the timing of collections.

     Cash used in investing activities increased to $7.4 million for the six months ended June 30, 1999, from $7.2 million for the six months ended June 30, 1998. Of the $6.1 million of fixed asset additions for the six months ended June 30, 1999, approximately $3.8 million relates to new family centers, with the remaining balance being used primarily for the refurbishment and expansion of existing family centers. Management expects the current level of center related fixed asset spending to increase slightly for the remainder of 1999.

     Cash provided by financing activities increased to $3.7 million for the six months ended June 30, 1999, from $841,000 for the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company received $4.2 million in net proceeds from the issuance of common stock, as compared to $2.0 million in the same period in 1998. In the six months ended June 30, 1999, the Company repaid debt of $500,000, including the retirement of an outstanding mortgage. In the six month period ended June 30, 1998, the Company used $1.1 million to repurchase shares of its Common Stock which were subsequently reissued to fulfill warrant and stock option exercises.

     On July 20, 1999, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. Share repurchases under the stock repurchase program will be made from time to time with the Company's cash in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, the timing of purchases and the prices paid will depend on future market conditions.

     Management believes that funds provided by operations, the Company's existing cash and cash equivalent balances and borrowings available under the revolving lines of credit will be adequate to meet planned operating and capital expenditure needs for at least the next 18 months. However, if the Company were to make any significant acquisitions or make significant investments in facilities for new or existing centers for corporate sponsors, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

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

     During the six months ended June 30, 1999, as part of normal upgrades and replacements, the Company spent approximately $950,000 to upgrade information technology. The Company anticipates that it will make additional capital expenditures of approximately $200,000 to $400,000 to upgrade its hardware and information systems in 1999. The upgrades planned for 1999 are part of planned upgrades or replacements done in the normal course of business and not as part of the Company's Year 2000 conversion. The projected costs for 1999 are based upon management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee, however, that these cost estimates will be achieved, and actual results could differ materially. The Company believes that the Company's past efforts, in conjunction with the planned upgrades and replacements in 1999, will substantially make its hardware and information systems Year 2000 compliant.

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

     None

     ITEM 3.  Defaults Upon Senior Securities:

     None

     ITEM 4. Submission of Matters to a Vote of Security Holders:

     The Company held its annual meeting of stockholders on May 20, 1999. At the annual meeting, the stockholders of the Company voted to elect four Class I directors for a term of three years and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:


                    Nominee                      For              Against/Withheld

               JoAnne Brandes                 11,001,083             35,000
               Joshua Bekenstein              11,036,083             - 0 -
               Roger H. Brown                 11,036,083             - 0 -
               Robert D. Lurie                11,036,083             - 0 -


     In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:


                        Name                                  Term Expires
               E. Townes Duncan                                  2000
               Sara Lawrence-Lightfoot                           2000
               Marguerite W. Sallee                              2000
               William H. Donaldson                              2001
               Fred K. Foulkes                                   2001
               Linda A. Mason                                    2001
               Ian M. Rolland                                    2001


     At the annual meeting, the stockholders of the Company also voted to approve the 1998 Stock Incentive Plan, as amended. 9,450,359 shares were voted for approval, 1,568,385 shares were voted against approval, and 17,339 shares abstained.

     ITEM 5. Other information:

     Not Applicable

     ITEM 6. Exhibits and Reports on Form 8-K:

             (a) Exhibits:

                 Exhibit 27 (for SEC use only)

             (b) Reports on Form 8-K.

                    1) The Company filed a Current Report on Form 8-K on July 22, 1999, relating to the approval of a stock repurchase plan by the board of directors on July 20, 1999.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


   Date: August 12, 1999


                                 BRIGHT HORIZONS FAMILY SOLUTIONS, INC.




                                      By: /s/ Elizabeth Boland
                                         --------------------------------------
                                         Elizabeth Boland
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                  EXHIBIT INDEX



27                Financial Data Schedule (for Commission use only)