Form 10-Q
period 1999-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 1999-11-12
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.


                         Commission File Number 0-24699
                                                -------


                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                     62-1742957
-------------------------------              ---------------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,249,777 shares of common stock, $.01 par value, at November 5, 1999.

                                    FORM 10-Q

                                      INDEX

                                                                                             Page
                                                                                            Number
PART I.   FINANCIAL INFORMATION

ITEM  1.  Consolidated Financial Statements

          A.  Consolidated Balance Sheets at September 30, 1999
              (Unaudited) and December 31, 1998                                                3

          B.  Consolidated Statements of Operations for the Three and
              Nine Months ended September 30, 1999 and 1998 (Unaudited)                        4

          C.  Consolidated Statements of Cash Flows for the Nine Months
              ended September 30, 1999 and 1998 (Unaudited)                                    5

          D.  Notes to Consolidated Financial Statements (Unaudited)                           6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 9

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk                            15

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                    16

ITEM 2.   Changes in Securities and Use of Proceeds                                            16

ITEM 3.   Defaults Upon Senior Securities                                                      16

ITEM 4.   Submission of Matters to a Vote of Security Holders                                  16

ITEM 5.   Other information                                                                    16

ITEM 6.   Exhibits and Reports on Form 8-K                                                     16

SIGNATURES                                                                                     17

EXHIBIT INDEX                                                                                  18

                     Bright Horizons Family Solutions, Inc.
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                 September 30,  December 31,
                                                                     1999          1998
                                                                 (Unaudited)
ASSETS

Current assets:

      Cash and cash equivalents                                   $  13,203      $ 20,439
      Accounts receivable, net                                       17,852        13,302
      Income taxes receivable                                         2,238         2,243
      Prepaid expenses and other current assets                       2,119         1,520
      Current portion of deferred tax asset                           4,645         4,579
                                                                  ---------      --------
            Total current assets                                     40,057        42,083

Fixed assets, net                                                    42,331        31,482
Deferred charges, net                                                   685           693
Goodwill and other intangible assets, net                            14,750        14,095
Long term portion of deferred tax asset                               2,599         2,599
Other assets                                                            398           511
                                                                  ---------      --------
            Total assets                                          $ 100,820      $ 91,463
                                                                  =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Current portion of long term debt and
            obligations under capital leases                      $      67      $     67
      Accounts payable and accrued expenses                          19,893        21,759
      Deferred revenue, current portion                               9,128         7,565
      Other current liabilities                                       1,038           652
                                                                  ---------      --------
            Total current liabilities                                30,126        30,043

Long term debt and obligations under
      capital leases                                                     86           618
Accrued rent                                                          1,472         1,560
Other long term liabilities                                           2,642         2,731
Deferred revenue, net of current portion                              4,834         3,131
                                                                  ---------      --------
            Total liabilities                                        39,160        38,083
                                                                  ---------      --------

Stockholders' equity:

Common stock $.01 par value, 30,000,000 shares
      authorized, 12,229,000 and 11,554,000 shares issued and
      outstanding at September 30, 1999 and December 31, 1998,
      respectively                                                      122           115
Additional paid in capital                                           74,685        67,589
Treasury stock at cost, 325,000 shares at September 30, 1999         (4,682)           --
Accumulated deficit                                                  (8,465)      (14,324)
                                                                  ---------      --------
            Total stockholders' equity                               61,660        53,380
                                                                  ---------      --------
Total liabilities and stockholders' equity                        $ 100,820      $ 91,463
                                                                  =========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                Consolidated Statements of Operations (Unaudited)
                      (in thousands except per share data)

                                                   Three months ended           Nine months ended
                                                      September 30,                September 30,
                                                   1999          1998           1999           1998
Revenues                                         $ 61,139      $ 53,161      $ 180,560      $ 154,336
Cost of services                                   52,774        46,272        154,957        133,275
                                                 --------      --------      ---------      ---------
       Gross profit                                 8,365         6,889         25,603         21,061

Selling, general and administrative expenses        5,172         4,742         15,566         14,094

Amortization expense                                  229           172            675            706

Other charges (Note 3)                                 --         7,500             --          7,500
                                                 --------      --------      ---------      ---------
       Income (loss) from operations                2,964        (5,525)         9,362         (1,239)

Net interest income                                   211           317            567            935
                                                 --------      --------      ---------      ---------
Income (loss) before tax                            3,175        (5,208)         9,929           (304)

Income tax (provision) benefit                     (1,299)        1,159         (4,069)          (853)
                                                 --------      --------      ---------      ---------
Net income (loss)                                $  1,876      $ (4,049)     $   5,860      $  (1,157)
                                                 ========      ========      =========      =========
Earnings (loss) per share - basic                $   0.15      $  (0.36)     $    0.49      $   (0.10)
                                                 ========      ========      =========      =========
Weighted average shares - basic                    12,104        11,207         11,996         11,099
                                                 ========      ========      =========      =========
Earnings (loss) per share - diluted              $   0.15      $  (0.36)     $    0.46      $   (0.10)
                                                 ========      ========      =========      =========
Weighted average shares - diluted                  12,608        11,207         12,699         11,099
                                                 ========      ========      =========      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                             Nine months ended September 30,
                                                                                    1999          1998

Net income (loss)                                                                $  5,860      $ (1,157)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization                                            3,481         2,840
           Loss on disposal of fixed assets                                             7            --
           Deferred income taxes                                                       --        (1,928)
Changes in assets and liabilities:
           Accounts receivable, trade                                              (4,399)         (418)
           Income taxes receivable                                                  2,486            --
           Prepaid expenses and other current assets                                 (596)          279
           Accounts payable and accrued expenses                                   (2,034)        8,438
           Income taxes payable                                                        --          (962)
           Deferred revenue                                                           769         2,619
           Accrued rent                                                               (89)           65
           Other long-term assets                                                     516            --
           Other current and long-term liabilities                                    102          (677)
                                                                                 --------      --------
           Total adjustments                                                          243        10,256
                                                                                 --------      --------
                     Net cash provided by operating activities                      6,103         9,099
                                                                                 --------      --------
Cash flows from investing activities:
           Additions to fixed assets, net of acquired amounts                     (11,544)       (9,695)
           Proceeds from disposal of fixed assets                                      20            51
           Decrease in deferred charges                                                 9           172
           Increase in other assets                                                  (400)         (127)
           Payments for acquisitions                                                 (832)       (1,422)
                                                                                 --------      --------
                     Net cash used for investing activities                       (12,747)      (11,021)
                                                                                 --------      --------
Cash flows from financing activities:
           Proceeds from issuance of common stock                                   4,622         2,972
           Purchase of treasury stock                                              (4,682)       (1,133)
           Principal payments of long term debt and
                obligations under capital leases                                     (532)         (199)
                                                                                 --------      --------
                     Net cash (used in) provided by financing activities             (592)        1,640
                                                                                 --------      --------
Net decrease in cash and cash equivalents                                          (7,236)         (282)
Cash and cash equivalents, beginning of period                                     20,439        25,384
                                                                                 --------      --------
Cash and cash equivalents, end of period                                         $ 13,203      $ 25,102
                                                                                 ========      ========
Non-cash financing activities:
           Options issued in connection with acquisition                               --           375
           Tax benefit related to stock option exercises                            2,481         1,326
                                                                                 --------      --------
                                                                                 $  2,481      $  1,701
                                                                                 ========      ========
Non-cash investing activities:
                Transfer of fixed assets in connection with
                     child care center management contract                       $  2,300      $     --
                                                                                 ========      ========
Supplemental cash flow information:

      Cash payments for interest                                                 $     45      $     42
                                                                                 ========      ========
      Cash payments for income taxes                                             $  1,666      $  1,028
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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of September 30, 1999, the results of its operations for the three and nine month periods ended September 30, 1999 and 1998, and its cash flows for the nine month periods ended September 30, 1999 and 1998, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

2. Treasury Stock

On July 20, 1999, the Company's Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 500,000 shares of its common stock. On October 20, 1999, the Company's Board of Directors authorized the repurchase of an additional 750,000 shares under the plan that allows shares of the Company's common stock to be purchased in the open market or through privately negotiated transactions. The Company carries the treasury shares at cost. At September 30, 1999 the Company had repurchased 325,000 shares at an average price of $14.41, which remain in the treasury. Shares repurchased will be available for reissue under the Company's stock incentive plan as well as other appropriate uses.

3. Other Charges

In connection with the Merger, the Company recognized a charge of $7.5 million ($5.4 million after tax) in the quarter ended September 30, 1998, which included transaction costs of $2.8 million, non cash asset impairment charges of $1.3 million, severance costs of $0.5 million and one time incremental integration costs directly related to the Merger totaling $2.9 million. At September 30, 1999, $840,000 of these costs are included in accrued expenses in the accompanying consolidated balance sheet. The Company expects the majority of the remaining accrued liability associated with the charge to be paid by December 31, 1999.

4. Earnings (Loss) Per Share

Earnings (Loss) per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", ("SFAS 128"), which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares include stock options, warrants and preferred stock, and are determined using the modified treasury stock method. For the three and nine month periods ended September 30, 1999 and 1998, the Company had no warrants or preferred stock outstanding.

The following tables present information necessary to calculate earnings (loss) per share:

                                         Three months Ended September 30, 1999
                                     --------------------------------------------
                                     Earnings (loss)      Shares       Per Share
                                       (Numerator)     (Denominator)     Amount
                                       -----------      ----------     ----------
Basic earnings (loss) per share:
Income (loss) available to common
stockholders                           $ 1,876,000      12,104,000     $     0.15
                                                                       ==========
Effect of dilutive securities:
      Stock options                             --         504,000
                                       -----------      ----------
Diluted earnings (loss) per share      $ 1,876,000      12,608,000     $     0.15
                                       ===========      ==========     ==========

                                         Three months Ended September 30, 1998
                                     --------------------------------------------
                                     Earnings (loss)      Shares       Per Share
                                       (Numerator)     (Denominator)     Amount
                                       -----------      ----------     ----------
Basic earnings (loss) per share:
Income (loss) available to common
stockholders                           $(4,049,000)     11,207,000     $    (0.36)
                                                                       ==========
Effect of dilutive securities:
      Stock options                             --              --
                                       -----------      ----------
Diluted earnings  (loss) per share     $(4,049,000)     11,207,000     $    (0.36)
                                       ===========      ==========     ==========

The above diluted earnings per share has been calculated in accordance with SFAS
128. The conversion of stock options was not assumed as the effect would have been anti-dilutive.

                                         Nine months Ended September 30, 1999
                                     --------------------------------------------
                                     Earnings (loss)      Shares       Per Share
                                       (Numerator)     (Denominator)     Amount
                                       -----------      ----------     ----------
Basic earnings (loss) per share:
Income (loss) available to common
stockholders                           $ 5,860,000      11,996,000     $     0.49
                                                                       ==========
Effect of dilutive securities:
      Stock options                             --         703,000
                                       -----------      ----------
Diluted earnings (loss) per share      $ 5,860,000      12,699,000     $     0.46
                                       ===========      ==========     ==========


                                         Nine months Ended September 30, 1998
                                     --------------------------------------------
                                     Earnings (loss)      Shares       Per Share
                                       (Numerator)     (Denominator)     Amount
                                       -----------      ----------     ----------
Basic earnings (loss) per share:
Income (loss) available to common
stockholders                           $(1,157,000)     11,099,000     $    (0.10)
                                                                       ==========
Effect of dilutive securities:
      Stock options                             --              --
                                       -----------      ----------
Diluted earnings (loss) per share      $(1,157,000)     11,099,000     $    (0.10)
                                       ===========      ==========     ==========

The above diluted earnings per share has been calculated in accordance with SFAS
128. The conversion of stock options was not assumed as the effect would have been anti-dilutive.

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

General

The Company provides workplace services for employers and families, including childcare, early education and strategic worklife consulting, operating 291 family centers at September 30, 1999. The Company has the capacity to serve more than 35,000 families in 34 states and the District of Columbia. The Company has partnerships with many of the nation's leading employers, including 68 Fortune 500 companies. Working Mother's 1999 list of the "100 Best Companies for Working Mothers" includes 42 clients of the Company. The Company's historical revenue growth has primarily resulted from the addition of new family centers as well as increased enrollment at existing family centers. The Company reports its operating results on a calendar year basis.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenue for the three and nine month periods ended September 30, 1999 and 1998:

                                        Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                        1999         1998         1999         1998
Net revenues                           100.0%       100.0%       100.0%       100.0%
Cost of services                        86.3         87.0         85.8         86.4
                                      ------       ------       ------       ------
     Gross profit                       13.7         13.0         14.2         13.6
Selling, general & administrative
     expenses                            8.5          8.9          8.6          9.1

Amortization expense                     0.4          0.4          0.4          0.5
Other charges                            0.0         14.1          0.0          4.8
                                      ------       ------       ------       ------
Income (loss) from operations            4.8        (10.4)         5.2         (0.8)
Net interest income                      0.4          0.6          0.3          0.6
                                      ------       ------       ------       ------
Income (loss) before income taxes        5.2         (9.8)         5.5         (0.2)
Income tax (provision) benefit          (2.1)         2.2         (2.3)        (0.5)
                                      ------       ------       ------       ------
Net income (loss)                        3.1%        (7.6)%        3.2%        (0.7)%
                                      ======       ======       ======       ======

Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998

Net Revenues. Net revenues increased $7.9 million, or 15.0%, to $61.1 million for the three months ended September 30, 1999 from $53.2 million for the three months ended September 30, 1998. Net revenues increased $26.3 million, or 17.0%, to $180.6 million for the nine months ended September 30, 1999 from $154.3 million for the nine months ended September 30, 1998. The growth in revenues is attributable to the net addition of 22 child development centers since September 30, 1998, enrollment increases in the Company's newer family centers, and tuition increases at existing centers of approximately 3% to 4%.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs including depreciation, and supplies and other expenses incurred at the center level. Gross profit increased $1.5 million, or 21.4%, to $8.4 million for the three months ended September 30, 1999 from $6.9 million for the three months ended September 30, 1998. As a percentage of net revenues, gross profit increased to 13.7% for the three months ended September 30, 1999 compared to 13.0% for the same period in 1998. Gross profit increased $4.5 million, or 21.6%, to $25.6 million for the nine months ended September 30, 1999 from $21.1 million for the nine months ended September 30, 1998. As a percentage of net revenues, gross profit was 14.2% for the nine months ended September 30, 1999, compared to 13.6% for the same period in 1998.

The Company showed an increase in gross profit margin in 1999 compared to 1998 primarily as a result of (1) newer centers reaching mature operating levels more quickly, and (2) proportionately lower operating costs in mature family centers arising from operating efficiency measures achieved during 1999. In addition, fifteen family centers have been closed or transitioned to other service providers since September 30, 1998. The closing and transition of underperforming centers also contributed to the improvement in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, marketing, and development expenses for new and existing centers. Selling, general and administrative expenses increased $430,000, or 9.1%, to $5.2 million for the three months ended September 30, 1999 from $4.7 million for the three months ended September 30, 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 8.5% for the three months ended September 30, 1999 from 8.9% for the same 1998 period. Selling, general and administrative expenses increased $1.5 million, or 10.4%, to $15.6 million for the nine months ended September 30, 1999 from $14.1 million for the nine months ended September 30, 1998. As a percentage of net revenues, selling, general and administrative expenses decreased to 8.6% for the nine months ended September 30, 1999 from 9.1% for the nine months ended September 30, 1998.

The decrease in selling, general and administrative expenses as a percentage of revenue during the first nine months of this year is primarily attributable to a larger revenue base and increased efficiencies. The dollar increase is primarily attributable to investments in the areas of divisional and regional management, communications, sales and development, and information technology necessary to support long term growth.

Other Charges. In the quarter ended September 30, 1998, the Company recorded other charges of $7.5 million, as described in Note 3 of the accompanying consolidated financial statements, which represented non-recurring costs and charges related to the consummation of the Merger and the integration of the operations of Bright Horizons, Inc. and Corporate Family Solutions, Inc. following the Merger.

Income (Loss) from Operations. Income from operations totaled $3.0 million for the three months ended September 30, 1999, as compared with the loss from operations of $5.5 million for the three months ended September 30, 1998. Excluding the other charges (described above) incurred in the third quarter of 1998, operating income for the three months ended September 30, 1999 would have increased $1.0 million, or 50.1%, from $2.0 million in the same 1998 period. Income from operations totaled $9.4 million for the nine months ended September 30, 1999 as compared with the loss from operations of $1.2 million for the nine months ended September 30, 1998. Excluding other charges of $7.5 million for the nine months ended September 30, 1998, income from operations would have increased $3.1 million, or 49.5%, to $9.4 million, for the nine months ended September 30, 1999 from $6.3 million for the nine months ended September 30, 1998.

Net Interest Income. Net interest income of $211,000 for the three months ended September 30, 1999 decreased $106,000 from $317,000 of net interest income for the three months ended September 30, 1998. Net interest income of $567,000 for the nine months ended September 30, 1999 decreased $368,000 from $935,000 of net interest income for the nine months ended September 30, 1998. The decrease in net interest income is attributable to lower levels of invested cash.

Income Taxes (Provision) Benefit. For the three and nine month periods ended September 30, 1999 the Company had an effective tax rate of approximately 41%. The Company had an effective tax benefit rate of 22% for the quarter ended September 30, 1998 due to the non-deductibility of certain transaction costs associated with the Merger. For the nine months ended September 30, 1998, the tax provision was $853,000 on a net loss of $304,000, due to the non-deductible items included in other charges indicated above. Excluding the effects of these non-deductible expenses, the effective tax rate would have been 41% for the three and nine month periods ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing family centers and the addition of new family centers through development or acquisition. The Company's primary source of liquidity in 1999 and 1998 has been from cash provided by operating activities and existing cash balances. The Company had working capital of $9.9 million and $12.0 million as of September 30, 1999 and December 31, 1998, respectively.

Cash provided from operations totaled $6.1 million for the nine months ended September 30, 1999, compared to $9.1 million for the nine months ended September 30, 1998. This $3.0 million decrease was principally the result of higher accounts receivable arising from increased revenues, amounts recoverable from clients for start-up expenses associated with new centers, and the timing of collections. A decrease in accounts payable and accrued expenses, due in part to payments for liabilities associated with the Merger, also contributed to the decrease in cash provided from operations.

Cash used in investing activities increased to $12.7 million for the nine months ended September 30, 1999, from $11.0 million for the nine months ended September 30, 1998. Of the $11.5 million of fixed asset additions for the nine months ended September 30, 1999, approximately $8.0 million relates to new family centers, with the remaining balance being used primarily for the refurbishment and expansion of existing family centers. Management expects the current level of center related fixed asset spending to continue for the remainder of 1999, and to remain at this level, or increase slightly in 2000.

Cash (used in) provided by financing activities decreased to ($592,000) for the nine months ended September 30, 1999, from $1.6 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the

Company repurchased $4.7 million of its common stock compared to a repurchase of $1.1 million in the same period in 1998. In the nine months ended September 30, 1999, the Company repaid debt of $532,000, including the retirement of an outstanding mortgage. During the nine months ended September 30, 1999, the Company received $4.6 million in net proceeds from the issuance of common stock as compared to $3.0 million in the same period in 1998.

On July 20, 1999, the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company's common stock, which was subsequently increased to a total of 1,250,000 shares by the Board of Directors on October 20, 1999. At September 30, 1999 the Company had repurchased 325,000 shares at an average price of $14.41. Share repurchases under the stock repurchase program will be made from time to time with the Company's cash in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid will depend on future market conditions.

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

YEAR 2000 CONVERSION

The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g. 1900 and 2000). The Company has and will continue to coordinate the implementation of changes to computer systems and applications necessary to achieve a Year 2000 date conversion with no material adverse effect on or disruption to its business operations. The Company is also evaluating non-system issues relative to the Year 2000 and beyond.

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

The Company completed several projects as part of planned upgrades or replacements and not as part of the Company's Year 2000 conversion. The Company believes that the implementation of these projects had the effect of making substantially all of the Company's hardware and information systems Year 2000 compliant.

During the nine months ended September 30, 1999, as part of normal upgrades and replacements, the Company spent approximately $1.2 million to upgrade information technology. The Company anticipates that it will make additional capital expenditures of approximately $200,000 to upgrade its hardware and information systems in 1999. The upgrades planned for 1999 are part of planned upgrades or replacements done in the normal course of business and not as part of the Company's Year 2000 conversion. The projected costs for 1999 are based upon management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee, however, that these cost estimates will be achieved, and actual results could differ materially. The Company believes that the Company's past efforts, in conjunction with the planned upgrades and replacements in 1999, will substantially make its hardware and information systems Year 2000 compliant.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings:

Not Applicable

ITEM 2. Changes in Securities and Use of Proceeds:

None

ITEM 3. Defaults Upon Senior Securities:

None

ITEM 4. Submission of Matters to a Vote of Security Holders:

None

ITEM 5. Other information:

Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits:

            Exhibit 3 - Amended and Restated Bylaws

            Exhibit 27 (for SEC use only)

        (b) Reports on Form 8-K.

            1) The Company filed a Current Report on Form 8-K on July 22, 1999, relating to the approval of a stock repurchase plan by the board of directors on July 20, 1999.

            2) The Company filed a current Report on Form 8-K on October
               25,1999, relating to the approval of an increase in the stock repurchase plan by the Board of Directors on October 20, 1999.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

   Date: November 12, 1999


                                    BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



                                    By: /s/ Elizabeth Boland
                                        ----------------------------------------
                                            Elizabeth Boland
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

3                 Amended and Restated Bylaws

27                Financial Data Schedule (for SEC use only)