Form 10-K
period 1999-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2000-03-29
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission file number 0-24699

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                         62-1742957
 --------------------------------        ---------------------------------------
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
 of incorporation or organization)

                   One Kendall Square, Building 200, Suite 223
                               Cambridge, MA 02139
                    (Address of principal executive offices)

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

                                                 Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2000, there were outstanding 11,821,829 shares of the registrant's common stock, $0.01 par value per share, which is the only outstanding capital stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates (excludes directors and executive officers of the registrant) of the registrant (based on the closing price for the common stock as reported on The Nasdaq National Market on March 15, 2000) was approximately $208,365,975.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part of Form 10-K    Documents from which portions are incorporated by reference
-----------------    ----------------------------------------------------------
Part III             Portions of the Registrant's Proxy Statement relating to
                     the Registrant's Annual Meeting of Stockholders to be held on May 25, 2000 are incorporated by reference into Items 10,
                     11 and 12.


                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I

Item 1.   Business.............................................................1
Item 2.   Properties..........................................................13
Item 3.   Legal Proceedings...................................................14
Item 4.   Submission of Matters to a Vote of Security Holders.................14

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.................................................15
Item 6.   Selected Financial Data.............................................16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........23
Item 8.   Financial Statements and Supplementary Data.........................24
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure............................................43

PART III

Item 10.  Directors and Executive Officers of the Registrant..................43
Item 11.  Executive Compensation..............................................43
Item 12.  Security Ownership of Certain Beneficial Owners and Management......43
Item 13.  Certain Relationships and Related Transactions......................43

PART IV

Item 14.  Exhibits and Reports on Form 8-K....................................44

Signatures....................................................................46

Index to Exhibits.............................................................48


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Bright Horizons Family Solutions, Inc. (the "Company" or "Bright Horizons Family Solutions") is a leading national provider of workplace services for employers and families, including child care, early education and strategic work/life consulting. The Company operates 300 family centers for over 220 clients and has the capacity to serve more than 37,000 children in 34 states and the District of Columbia. The family center concept evolved from the more traditional workplace child care center and is designed to serve a broader segment of the work-site population. Each family center provides a number of services designed to meet the business objectives of the corporate client and the family needs of the client's employees. The Company's services are designed to (i) address employers' ever-changing workplace needs, (ii) enhance employee productivity,
(iii) improve recruitment and retention of employees and (iv) help project the image as the employer of choice within the employer's industry.

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

Bright Horizons Family Solutions serves many of the nation's leading corporations, including 68 Fortune 500 companies. In addition, 42 of Working Mother magazine's "Top 100 Companies for Working Mothers" are clients of Bright Horizons Family Solutions. The Company's clients include many of America's best known companies, such as Bank of America, Bayer Pharmaceuticals, The Boeing Company, Campbell Soup Company, Columbia/HCA Health Care Corporation, Eli Lilly and Company, First Union National Bank, Glaxo Wellcome, Honeywell, Johnson & Johnson, Merck & Co., Inc., MBNA Corporation, Motorola, SAS Institute, S.C. Johnson & Son, Inc., Time Warner, Inc. and Universal Studios, Inc. The Company also provides services for well known institutions such as Beth Israel Deaconess Medical Center, John F. Kennedy Airport, the PGA Tour, and the United Nations. Bright Horizons Family Solutions operates multiple centers for 31 of its clients.

Bright Horizons Family Solutions, a Delaware corporation, was formed in connection with the merger (the "Merger") of Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM"), each of which were national leaders in the field of work-site child care services for the corporate market. BRHZ and CFAM entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") on April 26, 1998, which was approved by a vote of the respective companies on July 24, 1998 (the "Merger Date"). The merger has been treated as a tax-free reorganization, and accounted for as a pooling of interests. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the Company or Bright Horizons Family Solutions for periods prior to July 24, 1998 refer to one or both of the Company's predecessors, BRHZ and CFAM, as appropriate.

BUSINESS STRATEGY

Bright Horizons Family Solutions has gained nationwide recognition as a quality service provider and is well-positioned to serve corporate sponsors due to its national scale, track record of serving major corporate sponsors, established reputation, and position as a quality leader. The major elements of its business strategy are the following:

Corporate Sponsorship. Corporate sponsorship enables Bright Horizons Family Solutions to address simultaneously the three most important criteria used by parents to evaluate and select a child care and early education provider: quality of care, locational convenience and cost. By reducing the Company's start-up and operating costs, corporate sponsorship enables the Company to concentrate its investment in those areas that directly translate into high quality care, including faculty compensation, teacher-child ratios, curricula, continuing faculty education, facilities and equipment. Bright Horizons Family Solutions' corporate-sponsored work-site facilities are conveniently located at or near the parents' place of employment, and generally conform their hours of operation to the work schedule of the sponsor. Work-site family centers allow parents to spend more time with their children, both while commuting and during the workday, and to participate in and monitor their child's ongoing care and education. Finally, because corporate support generally defrays a portion of Bright Horizons Family Solutions' start-up and/or operating costs, the Company is able to offer its customers high quality child care and early childhood education services at competitive tuition levels. Some corporations offer subsidized tuition to their employees as part of their overall benefits package.

Quality Leadership. The critical elements of Bright Horizons Family Solutions' quality leadership focus include:

     - NAEYC Accreditation. Bright Horizons Family Solutions operates its centers to qualify for accreditation by the National Association for the Education of Young Children ("NAEYC"), a national organization dedicated to improving the quality of care and developmental education provided for young children. The Company believes that its commitment to meeting NAEYC accreditation is an advantage in the competition for corporate sponsorship opportunities, due to the Company's experience with an increasing number of potential and existing corporate sponsors that are requiring adherence to NAEYC criteria. NAEYC accreditation criteria cover a wide range of quantitative and qualitative factors, including, among others, faculty qualifications and development, staffing ratios, health and safety, and physical environment. NAEYC criteria generally are more stringent than state regulatory requirements. The majority of child care centers are not NAEYC-accredited, and Bright Horizons Family Solutions has more NAEYC-accredited work-site child development centers than any other provider. Of the Company's 300 family centers 259 were eligible for accreditation, of which 187 have achieved accreditation by NAEYC.

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

     - Highly Qualified Center Directors and Faculty. Bright Horizons Family Solutions believes its faculty's education and experience are exceptional when compared to other child care organizations. Our typical center director has more than ten years of child care experience and a college degree in an education-related field, with many center directors holding advanced degrees. The Company has developed a training program for its employees that establishes minimum standards for its faculty. Teacher training is conducted in each family center and includes orientation and ongoing training, including training related to child development and education, health, safety and emergency procedures. Training, designed to meet NAEYC training standards, is conducted on a regular basis at each family center and on a Company-wide basis. Management training is provided on an ongoing basis to all center directors and includes human resource management, risk management, financial management, customer service, and program implementation. Additionally, because Bright Horizons Family Solutions considers ongoing training essential to maintaining high quality service, centers have training budgets for their faculty that provide for in-center training, attendance at selected outside conferences and seminars and partial tuition reimbursement for continuing education.

     - Innovative Curricula. Bright Horizons Family Solutions' innovative, developmentally appropriate curricula distinguish it in an industry typically lacking educational programs. The Company is committed to improving upon the typical early education experience by creating a dynamic and interactive environment that stimulates learning and development. As part of its curricula the Company has developed The "World at Their Fingertips," a comprehensive program that includes Language Works, Math Counts, Science Rocks, Our World, and ArtSmart programs that provide hands on experiences for children to see the world as an invitation to learn, grow, and live fully; all of which are designed to enable the children to see a world full of possibilities that are within their reach. The learning centers, outdoor environments, projects, activities, and field trips are all carefully planned to allow children to independently explore, discover, and learn in preparation for academic success. Themes and directions emerge from the interests and experiences of the children, families, and teachers. Teachers prepare and rotate the various programs that provide large and small group experiences, extended projects, and field trips that are all designed to enrich the children's learning. Teachers strive to create experiences appropriate for each child, that provide both stimulation and challenge, which in turn help children find new answers and opportunities.

          The World at Their Fingertips provides infants and toddlers with what they need - a safe, responsive "World" rich with language and opportunities to actively explore and enjoy. The World at Their Fingertips preschool and kindergarten programs provides well planned learning centers that allow for individualized learning, small groups, and supportive teaching that prepares children for academic excellence. The development of language, mathematical reasoning, and scientific thought are emphasized throughout all the learning centers. Bright Horizons Family Solutions seeks to involve parents in the center's activities and supports the extension of learning into the home. The Company believes its early childhood educational services meet or exceed the standards established by the National Academy of Early Childhood Programs ("NAECP"), a division of NAEYC.

     - Attractive, Child-Friendly Facilities. Bright Horizons Family Solutions believes that attractive, spacious, child-friendly facilities are an important element in fostering high quality learning environments for children. The Company's family centers are custom-built and are designed to be state of the art facilities that serve the children, families and teachers, and create a community of caring. Center design incorporates natural light, openness and direct access from the family center to a landscaped playground with the objective of creating an environment that allows for the children to learn indoors and out. Bright Horizons devotes considerable effort to equipping its centers with child-sized amenities, indoor and outdoor play areas with age-appropriate materials and design, while taking full advantage of technology for both administrative and classroom use. Facilities are designed to be cost-effective and fit specific sites, budgets and clients' needs.

Leading Market Presence. Bright Horizons Family Solutions' strategy has been to gain a leading market presence by leveraging its reputation and the visibility of its client relationships to enhance its marketing and market penetration. In addition, the Company believes that clustering its centers in selected metropolitan and geographic areas provides operating and competitive advantages. Clustering permits the Company to strengthen quality, develop local recruiting networks, and efficiently allocate its faculty among nearby centers in cases of illness, vacation or leave. Clustering also provides Bright Horizons Family Solutions with economies of scale in management, purchasing, training and recruiting. The Company believes that regional clustering serves as a competitive advantage in developing its reputation within geographic regions and securing new corporate sponsorships in those areas. Bright Horizons Family Solutions currently has a significant market presence in work-site child care in Atlanta, Boston, Charlotte, Chicago, Dallas/Fort Worth, Fort Lauderdale/Miami, Hartford, Los Angeles, Nashville, New York, Raleigh/Durham, San Francisco, Seattle, St. Louis, Tampa/St. Petersburg, Washington, D.C. and Wilmington, Delaware.

Employer of Choice. Bright Horizons Family Solutions focuses on maintaining its reputation as a premier employer in the early childhood education market. The Company believes that its above-average compensation, comprehensive and affordable benefits package and opportunities for internal career advancement enable the Company to attract highly qualified, well-educated, experienced and committed center directors and faculty. The Company believes that its benefits package, which includes medical, dental and disability insurance, paid vacation and sick leave, a 401(k) savings plan, stock options, tuition reimbursement and child care discounts, is unusually comprehensive and affordable to the employee by industry standards. These benefits, as well as the Company's comprehensive training programs, are an important recruitment and retention tool for Bright Horizons Family Solutions in the relatively low-paying child care industry.

GROWTH STRATEGY

The key elements of Bright Horizons Family Solutions' growth strategy are as follows:

Open Centers for New Corporate Sponsors. Bright Horizons Family Solutions' regional and home office sales force, as well as senior management actively pursue potential new corporate sponsors, particularly in industries that provide work-site child care, early education and family support services as a standard benefit. Bright Horizons Family Solutions believes that its national scale, quality leadership and track record of serving corporate sponsors give it a competitive advantage in securing new corporate sponsorship relationships. As a result of the Company's national visibility as a high quality provider of work-site child care, early education and family support services, prospective sponsors regularly contact Bright Horizons Family Solutions requesting proposals for operating a family center.

Expand Relationships with Existing Corporate Sponsors. Bright Horizons Family Solutions aims to increase revenue from its existing corporate sponsor relationships by developing new centers for sponsors who have multiple corporate sites and offering additional services at its existing centers. Bright Horizons Family Solutions' experience has been that corporate sponsors are more inclined to employ the Company on a multi-site basis following the successful operation of an initial family center. The Company operates 111 family centers at multiple sites for 31 sponsors. In addition, nine clients are currently served by the Company's National Access Program, which enables the employees of a sponsor to access the network of the Company's family centers across the country.

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

Develop and Market Additional Services. Bright Horizons Family Solutions plans to continue to develop and market additional early childhood education and family support services, full and part-time child care, emergency back-up work-site child care (serving parents when their primary child care options are unavailable), the National Access Program, seasonal services (extending hours at existing centers to serve sponsors with highly seasonal work schedules), school vacation clubs, summer programs, elementary school programs, before and after school care for school age children, vacation care, special event child care, and to add residential child development centers in areas where tuition levels can support the Company's quality standards. Additionally, the Company often works with its sponsors to offer unique solutions and provide additional services. Examples include Y2Kids, which provided extended care on the eve of the year 2000, and parents night out, which provides evening care for a sponsor's employees.

At December 31, 1999, the Company had over 60 family centers under development and scheduled to open over the next 12 to 24 months, including 27 for existing clients.

BUSINESS MODELS

Although the specifics of Bright Horizons Family Solutions' corporate sponsorship arrangements vary widely, they generally can be classified into two forms: (i) the sponsor model, where the Company operates a family center on or near the premises of a sponsor, gives priority enrollment to the employees of the corporate sponsor, receives some form of start-up and/or operating financial support from the corporate sponsor and maintains profit-and-loss responsibility, and (ii) the management model, where Bright Horizons Family Solutions manages a work-site family center under a cost-plus agreement with a corporate sponsor.

The Sponsor Model. Family centers operating under the sponsor model currently represent approximately 60% of Bright Horizons Family Solutions' family centers. The Company typically designs and operates a work-site family center in exchange for some form of financial or operating support from the sponsor. This sponsorship can take a variety of forms, including reduced occupancy costs, tuition assistance, operating subsidies, payment of pre-opening expenses and assistance with start-up costs, such as architectural and design fees, real estate broker fees, as well as capital equipment and initial supplies. Historically, the Company has received the greatest support in the form of reduced occupancy costs. Bright Horizons Family Solutions maintains profit-and-loss responsibility for sponsorship-model family centers. The sponsorship model can be classified into two subcategories: (i) employer-sponsored, where Bright Horizons Family Solutions provides child care on a priority enrollment basis for employees of a single employer sponsor, and
(ii) developer-sponsored, where the Company provides priority child care to the employees of multiple employers located within a real estate developer's property.

     - The Employer-Sponsored Model. The employer-sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), or occasionally a consortium of employers, entering into a contract with the Company to provide child care and early education at a facility located in or near the sponsor's offices. The sponsor generally provides for the construction of the center and on an ongoing basis pays for maintenance and repairs. In some cases, the sponsor also provides tuition assistance to the employees and minimum enrollment guarantees to the Company. Children of the sponsor's employees typically are granted priority enrollment at the center. In some instances, enrollment may be limited to the employees of the sponsor. Operating contracts under the employer-sponsored model have terms that generally range from three to ten years, require ongoing reporting to the sponsor and, in some cases, limit annual tuition increases.

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

The Management Model. Family centers operating under management model contracts currently represent approximately 40% of Bright Horizons Family Solutions' family centers. Under the management contract model, the Company receives a management fee from a corporate sponsor and an operating subsidy for expenses in excess of tuition revenues within an agreed upon budget. The sponsor is typically responsible for all start-up costs and facility maintenance. The management model enables the corporate sponsor to have a greater degree of control with respect to budgeting, spending and operations. Management contracts require the Company to satisfy certain periodic reporting requirements and generally range in length from one to five years, with some terminable by the sponsor without cause or financial penalty. The Company is responsible for maintenance of quality standards, recruitment of center directors and faculty, implementation of curricula and programs and interaction with parents.

OPERATIONS

General. Consistent with its strategy of establishing leading market presence, Bright Horizons Family Solutions is organized into seven operational divisions, largely along geographic lines. Each division is managed by a Divisional Vice President and is divided into seven to ten regions, each headed by a Regional Manager responsible for supervising the quality, operating performance and client relationships for three to ten centers. A typical center is managed by a staff consisting of an administrative team, including the center director, a teaching staff and support personnel, with the total number of staff varying due to the complexity and hours of operation of the program. A center director has operating responsibility and is responsible for supervising local marketing, hiring new teachers and performing administrative tasks such as payroll and tuition collection. Bright Horizons Family Solutions performs most accounting, finance, information system, risk management, human resources, administration, business development and marketing functions at the corporate office level.

Center hours of operation are designed to match the schedules of the sponsor. Most centers are open ten to twelve hours a day, Monday through Friday, although some employer sponsors operate two or even three shifts at locations our centers serve. Typical hours of operation are from 7:00 a.m. to 6:00 p.m. Bright Horizons Family Solutions offers a variety of enrollment options, ranging from full-time (40-50 hours per week) to part-time options. The majority of children who attend the Company's family centers are enrolled on a full-time basis and are children of the employees of the employer-sponsor or the developer-sponsor's tenants. The remaining enrolled children come from the surrounding community, where such enrollment is permitted under the terms of the contract.

Tuition depends upon the age of the child, the geographic location and the extent to which a corporate sponsor subsidizes tuition. In fiscal 1999, average full-time monthly tuition was approximately $920 for infants, $850 for toddlers and $690 for preschoolers. Tuition at most of Bright Horizons Family Solutions' centers is payable in advance and is due either monthly or weekly. In some cases, parents can pay tuition through payroll deduction.

Facilities. The Company's family centers are primarily operated in work-site locations and vary in design and capacity in accordance with sponsor needs and state and federal regulatory requirements. A prototypical Company family center is approximately 12,000 to 15,000 square feet, and has a capacity for approximately 150 children. As of December 31, 1999, the Company's centers had a total licensed capacity of approximately 37,200 children, with the smallest having a capacity of 6 children and the largest having a capacity of over 450 children.

Bright Horizons Family Solutions believes that attractive, spacious and child-friendly facilities are an important element in fostering a high quality learning environment for children. The Company's family centers are designed to be open and bright and to maximize visibility throughout the center. The Company devotes considerable resources to equipping its centers with child-sized amenities, indoor and outdoor play areas of age-appropriate materials and design, family hospitality areas and computer centers. Commercial kitchens are present in those centers that require hot meals to be prepared on site.

Health and Safety. The safety and well-being of the children in its care is a high priority for Bright Horizons Family Solutions. The Company employs a variety of security measures at its centers, which may include electronic access systems, sign-out procedures for children, security guards, or other site-specific procedures. In addition, Bright Horizons Family Solutions' high ratio of teachers to children, together with the presence of center directors and other management personnel, leads to enhanced supervision. Centers are designed to minimize the risk of injury to small children by incorporating such features as child-size amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment and cushioned fall-zones surrounding play structures.

Bright Horizons Family Solutions conducts ongoing training of personnel in the areas of health, safety and emergency protocol, requires CPR and first aid certification of center management personnel, and offers such certification to all center faculty. The Company conforms to federal OSHA requirements with respect to annual blood-born pathogen training of all center personnel.

MARKETING

Bright Horizons Family Solutions markets its services to two constituencies: corporate sponsors and parents. Management believes that the Company's operations in 34 states and the District of Columbia with 300 family centers and the expertise and reputation of its management team in working with many of the nation's leading companies have created name recognition within the work and family services industry. The Company's board of directors, senior officers and advisory board members are involved at the national level with education, work/life and children's services issues, and their prominence and involvement in such issues plays a key role in attracting new clients and developing additional services and products for existing clients.

The Company's regional and corporate sales force and senior management maintain relationships with larger customers and actively pursue potential new corporate sponsors, particularly in industries that provide work-site child care as a standard benefit in order to recruit and retain talented employees. The Company's sales force is organized on both a national and regional basis, and is responsible for identifying potential corporate sponsors, targeting real estate developers, identifying potential acquisitions and managing the overall sales process. As a result of Bright Horizons Family Solutions' national visibility as a high quality child care provider, potential sponsors regularly contact the Company requesting proposals. Bright Horizons Family Solutions competes for most employer sponsorship opportunities via a request for proposal process.

At the family center level, directors are responsible for marketing to parents. Bright Horizons Family Solutions seeks to develop a local reputation by promoting its high quality faculty, facilities, programs, and interactive, hands-on curricula. The Company's pre-opening and ongoing local marketing efforts include open houses, local direct mail and media advertising, parent referrals and community outreach. Many centers have parent advisory organizations, which assist in marketing and also act as a sounding board for developments in the education program. Center directors typically receive assistance from corporate sponsors, who often advertise the center in internal publications, provide mailing lists, answer questions and facilitate interaction between Bright Horizons Family Solutions and parents. The Company also has a marketing department that acts as a central resource for center-level marketing programs, including the preparation of promotional materials.

COMPETITION

The market for child care and early education services is highly fragmented and competitive. Bright Horizons Family Solutions experiences competition for enrollment and for sponsorship of its family centers.

Bright Horizons Family Solutions believes that the key factors in the competition for enrollment are quality of care, locational convenience and cost. The Company competes for enrollment with nannies, relatives, family child care and center-based child care providers, including for profit, not-for-profit and government-based providers. Corporate sponsor support enables Bright Horizons Family Solutions to limit its start-up and operating costs and concentrate its investment in those areas that directly translate into high quality early education, specifically faculty compensation, teacher-child ratios, curricula, continuing faculty education, facilities and equipment. The Company believes that many center-based child care providers are able to offer care at a lower price than Bright Horizons Family Solutions by utilizing lower teacher-child ratios, and offering their staff lower pay and limited or unaffordable benefits. While the Company's tuition levels are generally above those of its competitors, management believes it is able to compete effectively, particularly for well-educated parents, by offering the convenience of a work-site location and a higher quality of care.

Bright Horizons Family Solutions believes its ability to compete successfully for corporate sponsorship depends on a number of factors, including reputation, national scale, quality and scope of service, cost-effective delivery of service, high quality of personnel and the ability to understand the business needs of prospective clients and to customize sponsorship arrangements. Many residential center-based child care chains either have divisions that compete for corporate sponsorship opportunities or are larger and have substantially greater financial or other resources that could permit them to compete successfully against the Company in the work-site segment. Other child care organizations focus exclusively on the work-site segment of the child care market. Bright Horizons Family Solutions believes there are fewer than 10 companies that currently operate work-site child care centers on a national basis.

The Company's biggest competitors include the employer-sponsored child care divisions of large child care chains that primarily operate residential child care centers such as Children's Discovery Centers/Knowledge Beginnings, KinderCare Learning Centers, Aramark/Children's World, and Child Time. Management believes that the Company is distinguished from its competitors by its primary focus on corporate clients and commitment to NAEYC accreditation standards. Bright Horizons Family Solutions believes it is well-positioned to attract corporate sponsors who wish to outsource the management of new or existing work-site early education centers due to the Company's national scale, established reputation, position as a quality leader and track record of serving major corporate sponsors. In addition, an increasing number of potential corporate sponsors are requiring adherence to NAEYC criteria.

EMPLOYEES

As of December 31, 1999, Bright Horizons Family Solutions employed approximately 10,300 employees (including part-time and substitute teachers), of which approximately 270 were employed at the Company's corporate, divisional and regional offices and the remainder were employed at Company's family centers. Center employees include faculty and administrative personnel. The Company does not have an agreement with any labor union and believes that its relations with employees are good.

REGULATION

Child care centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of teachers to children, faculty training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. In some jurisdictions, regulations have been enacted which establish requirements for employee background checks or other clearance procedures for employees of child development centers. Center directors and regional managers are responsible for monitoring each center's compliance with such regulations. Repeated failures by a center to comply with applicable regulations can subject it to sanctions, which can include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the center's license to operate, and could require significant expenditures by the Company to bring its family centers into compliance. In addition, state and local licensing regulations often provide that the license held by the Company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to the applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense centers it may acquire in the future. Management believes the Company is in substantial compliance with all material regulations applicable to its business.

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

INSURANCE

Bright Horizons Family Solutions currently maintains the following types of insurance policies: workers' compensation, commercial general liability, automobile liability, commercial property coverage, student accident coverage, employment practices, directors' and officers' liability and excess "umbrella" liability. The policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. Management believes that the Company's current insurance coverages are adequate to meet its needs.

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

Competition. The Company competes for corporate clients as well as individual enrollment in a highly fragmented and competitive market. For enrollment, the Company competes with family child care (operated out of the caregiver's home) and center-based child care (residential and work-site child care centers, full and part-time nursery schools, and church-affiliated and other not-for-profit providers). In addition, substitutes for organized child care, such as relatives, nannies, and the option of one parent caring for a child, compete with the Company. In addition, family child care providers often operate at standards lower than the national accreditation standards at which the Company operates. Management believes the Company's ability to compete successfully depends on a number of factors, including quality of care, locational convenience and cost. The Company often is at a price disadvantage with respect to family child care providers, who operate with little or no rental expense and generally do not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company. Many of its competitors in the center-based segment also offer child care at a substantially lower price than the Company, and some have substantially greater financial resources than the Company or have greater name recognition. The Company also competes with many not-for-profit providers of child care and preschools, some of which are able to offer lower pricing than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, results of operations and financial condition.

In the competition for corporate clients, the Company primarily competes with other organizations that focus on the work-site segment of the child care market and with certain center-based child care chains that have divisions that compete for corporate opportunities. The Company also competes with a diverse group of large and small competitors for a range of child care and other work and family services including work/life, employee benefits and management consultants. Some of these competitors have significantly greater financial resources and may be willing to enter into contract models, invest initial capital in facilities or enter into other financial arrangements that are not consistent with the Company's business strategy. Many of these competitors offer consulting, work-site child care and other services at lower prices than the Company. Increased competition for corporate relationships on a national or local basis could result in increased pricing pressure and/or loss of market share, thereby having a material adverse effect on the Company's business, results of operations and financial condition, as well as its ability to attract and retain qualified family center personnel and its ability to pursue its growth strategy successfully.

Dependence on Corporate Client Relationships. A significant portion of the Company's business is derived from family centers associated with corporate clients for which the Company provides work-site family services for single or multiple sites pursuant to management contracts. While the specific terms of such contracts vary, some management contracts are subject to early termination by the corporate client without cause. While the Company has a history of consistent contract renewals, there can be no assurance that future renewals will be secured. The early termination or non-renewal of a significant number of corporate management contracts or the termination of a multiple-site corporate client relationship could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Risks Associated with Acquisitions. The Company plans as part of its growth strategy to evaluate the acquisition of other providers of work/life, child care and consulting services. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, not meeting financial objectives, diversion of management's attention, negative financial impacts based on the amortization of acquired intangible assets, the dilutive effects of the issuance of Common Stock in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and assimilating acquisitions in the future.

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

Ability to Obtain and Maintain Insurance; Adverse Publicity. The Company currently maintains the following types of insurance policies: workers' compensation, commercial general liability, automobile liability, commercial property coverage, student accident coverage, directors' and officers' liability coverage, employment practices liability and excess "umbrella" liability including coverage for child abuse and molestation. These policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. To date, the Company has been able to obtain insurance in amounts it believes to be appropriate. There can be no assurance that the Company's insurance premiums will not increase in the future as a consequence of conditions in the insurance business generally or the Company's experience in particular. As a result of adverse publicity concerning reported incidents of alleged abuse at child care centers and the length of time before the expiration of applicable statutes of limitations for the bringing of child abuse and personal injury claims (typically a number of years after the child reaches the age of majority), some operators of child care and family centers have had difficulty obtaining general liability insurance, child abuse liability insurance or similar liability insurance or have been able to obtain such insurance only at substantially higher rates. Any adverse publicity concerning reported incidents of child abuse at any child care centers, whether or not directly relating to or involving the Company, could result in decreased enrollment at the Company's centers, termination of existing corporate relationships, inability to attract new corporate relationships or increased insurance costs, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

Seasonality and Variability of Quarterly Operating Results. The Company's revenue and results of operations fluctuate with the seasonal demands for child care. The Company's revenue typically declines during the third quarter as a result of decreased enrollments in its family centers as parents withdraw their children for vacations, as well as withdraw their older children in preparation for entry into elementary schools. There can be no assurance that the Company will be able to adjust its expenses on a short-term basis to minimize the effect of these fluctuations in revenue. The Company's quarterly results of operations may also fluctuate based upon the number and timing of center openings and/or acquisitions, the performance of new and existing centers, the contractual arrangements under which centers are operated, the change in the mix of such contractual arrangements, the timing and level of consulting and development fees, center closings, competitive factors and general economic conditions. The inability of existing centers to maintain their current profitability, the failure of newly opened centers to contribute to profitability and the failure to maintain and grow the consulting and development services could result in additional fluctuations in the future operating results of the Company on a quarterly or annual basis.

Impact of Governmental Regulation. The Company's family centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. The Company is also required to comply with the ADA, which prohibits discrimination on the basis of disability in public accommodations and employment. Failure of a center to comply with applicable regulations or the ADA can subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the center's license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its family centers into compliance. In addition, state and local licensing regulations often provide that the license held by a family services company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to any applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense centers it may acquire in the future. There can be no assurance that government agencies will not impose additional restrictions on the Company's operations which could adversely affect the Company's business, results of operations, and financial condition. In addition, under the Internal Revenue Code, certain tax incentives are available to parents utilizing child care programs. Any change in such incentives could cause a number of parents to remove their children from the Company's centers, which would adversely affect the Company's business, results of operations and financial condition. Although the Company expects to pay employees at rates above the minimum wage, increases in the federal minimum wage could result in a corresponding increase in the wages paid to the Company's employees, which could adversely affect the Company's business, results of operations and financial condition.

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

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names, ages, titles and principal occupations and employment for the past five years of the executive officers of the Company:

Roger H. Brown, 43 -- President and Chief Executive Officer. Mr. Brown has served as a director and President of the Company since the Merger, and was appointed Chief Executive Officer of the Company in May 1999. Mr. Brown co-founded BRHZ and served as Chairman and Chief Executive Officer of BRHZ from its inception in 1986 until the Merger. Prior to 1986, he worked as a management consultant for Bain & Company, Inc. Mr. Brown currently serves as a director for The Horizons Initiative, a non-profit organization that provides support for homeless children and their families, Stand for Children, a non-profit organization dedicated to improving the quality of life for children and Advantage Schools, Inc., a charter school management company. Mr. Brown is the husband of Linda A. Mason.

Linda A. Mason, 45 -- Co-Chairman of the Board. Ms. Mason has served as a director of the Company since the Merger. Ms. Mason also served as Chairman of the Board from the Merger until May 1999 when she became Co-Chairman of the Board. Ms. Mason co-founded BRHZ and served as a director and President of BRHZ from its inception in 1986 until the Merger. From its inception until September 1994, Ms. Mason also acted as BRHZ's Treasurer. Prior to founding BRHZ, Ms. Mason was co-director of the Save the Children relief and development effort in Sudan and worked as a program officer with CARE in Thailand. Prior to 1986, Ms. Mason worked as a management consultant with Booz, Allen and Hamilton. Ms. Mason also is a director of The Horizons Initiative and Whole Foods Market, Inc., which owns and operates retail food stores, is a Fellow of the Yale Corporation and serves on the Advisory Board for the Yale School of Management. Ms. Mason is the wife of Roger H. Brown.

Marguerite W. Sallee, 54 -- Co-Chairman of the Board. Ms. Sallee served as the Chief Executive Officer and director of the Company from July 1998 until May 1999, when she became Co-Chairman of the Board of the Company. In July 1999, Ms. Sallee co-founded and became Chief Executive Officer and a director of Frontline Group, inc., a corporate training company. Ms. Sallee is a founder of CFAM and served as President, Chief Executive Officer and a director of CFAM from February 1987 until the Merger. Prior thereto, Ms. Sallee served as Commissioner of Human Services in former Tennessee Governor Lamar Alexander's cabinet. She is a director of Saks Incorporated, an owner and operator of department stores, and is a former Chairman of the Nashville Area Chamber of Commerce. In addition, Ms. Sallee is a delegate to the Presidential Summit for Children.

Mary Ann Tocio, 51 -- Chief Operating Officer. Ms. Tocio has served as Chief Operating Officer of the Company since the Merger. Ms. Tocio joined BRHZ in 1992 as Vice President and General Manager of Child Care Operations. She was appointed Chief Operating Officer of BRHZ in November 1993, and remained as such until the Merger. From 1983 to 1992, Ms. Tocio held several positions with Wellesley Medical Management, Inc., including Senior Vice President of Operations, where she managed more than 100 ambulatory care centers nationwide. Prior to that time, Ms. Tocio held various management positions with several Boston-area hospitals.

Stephen I. Dreier, 57 -- Chief Administrative Officer and Secretary. Mr. Dreier has served as Chief Administrative Officer and Secretary of the Company since the Merger. He joined BRHZ as Vice President and Chief Financial Officer in 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as BRHZ's Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer, a position which he held until the Merger. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company. Prior to that time, Mr. Dreier served as Manager of Financial Control for the Westinghouse Worldwide Construction Product Group.

David Lissy, 34 -- Chief Development Officer. Mr. Lissy has served as Chief Development Officer of the Company since the Merger. He joined BRHZ as Vice President of Development in September 1997. Prior to joining the Company, Mr. Lissy served as Senior Vice President/General Manager at Aetna/U.S. Healthcare, the employee benefits division of Aetna, Inc., in the Northern New England region. Prior to that role, Mr. Lissy was Vice President of Sales and Marketing for U.S. Healthcare and had been with U.S. Healthcare in various sales and management roles since 1987. Mr. Lissy is a graduate of Ithaca College.

Elizabeth J. Boland, 40 -- Chief Financial Officer. Ms. Boland joined BRHZ in 1997 and served as Chief Financial Officer until the merger at which point she served as Senior Vice President of the Company. Ms. Boland has served as Chief Financial Officer of the Company since June 1999. From 1994 to 1997, Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President-Finance for the Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse LLP in Boston, completing her tenure as a senior audit manager. Ms. Boland is a graduate of the University of Notre Dame.

ITEM 2.  PROPERTIES

The following table summarizes the locations of Bright Horizons Family Solutions' centers by state as of December 31, 1999:


Alabama                          1              Nevada                       3
Arizona                          3              New Hampshire                1
California                      25              New Jersey                  21
Colorado                         1              New York                    14
Connecticut                     17              North Carolina              21
Delaware                         7              Ohio                         3
District of Columbia             5              Pennsylvania                 9
Florida                         22              Rhode Island                 2
Georgia                          7              South Carolina               2
Illinois                        30              South Dakota                 1
Indiana                          6              Tennessee                    7
Iowa                             5              Texas                       12
Kentucky                         2              Utah                         1
Maine                            3              Virginia                     4
Maryland                         7              Washington                  10
Massachusetts                   34              Wisconsin                    7
Michigan                         2              West Virginia                1
Missouri                         4


As of December 31, 1999, Bright Horizons Family Solutions operated 300 centers in 34 states and the District of Columbia, of which sixteen were owned and the remaining were operated under leases or operating agreements. The Company's owned family centers located in San Jose, California; Glastonbury and Orange, Connecticut; Tampa, Florida; Quincy, Massachusetts; White Plains, New York; Raleigh/Durham, North Carolina; Austin, Texas and Bellevue, Washington are not currently encumbered by mortgages. The leases have terms ranging from five to twenty years, often with renewal options, with most leases having an initial term of five to ten years. Some of the leases provide for contingent payments if the center's operating revenues, profits or enrollment exceed a specified level.

Bright Horizons Family Solutions maintains corporate offices in Cambridge, Massachusetts and Nashville, Tennessee. The Company leases approximately 10,000 square feet for its office in Cambridge, Massachusetts under an operating lease that expires August 31, 2002, and subleases an additional 5,000 square feet that expires in June 2000. The Company leases approximately 10,000 square feet for its office in Nashville, Tennessee under an operating lease that expires July 30, 2000. In addition, the Company has entered into a lease agreement for 43,000 square feet of office space in Watertown, Massachusetts with occupancy expected to take place in the second quarter of 2000.

The Company also has operating leases with terms that expire from December 2000 to August 2003 on approximately 13,000 square feet for administrative offices in El Segundo, California; Itasca, Illinois; Bellevue, Washington; Rockville, Maryland; Flower Mound, Texas and Morristown, New Jersey.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 1999.

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


                                                  Price Range of Common Stock
                     ------------------------------------------------------------------------------------

                        Bright Horizons Family                                       CorporateFamily
                              Solutions                 Bright Horizons                  Solutions
                      --------------------------    -----------------------      ------------------------
                         High          Low             High          Low            High           Low
1999

Fourth Quarter          $20 1/8      $12 1/2          *             *              *             *
Third Quarter           $20 1/4      $13 7/8          *             *              *             *
Second Quarter          $23 3/8      $14 11/16        *             *              *             *
First Quarter           $28 5/8      $16 3/4          *             *              *             *

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


* No established public trading market was available for the BRHZ or CFAM common stock after July 24, 1998.

** No established public trading market for the Company's Common Stock existed prior to July 27, 1998.

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all earnings to support operations and to finance expansion of its business; therefore, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future decision concerning the payment of dividends on the Company's Common Stock will be at the Board of Directors' discretion and will depend upon earnings, financial condition, capital needs and other factors deemed pertinent by the Board of Directors. In addition, the Company may be restricted in the payment of dividends pursuant to a credit facility. See Item 7, Managements' Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources.

The number of stockholders of record at March 15, 2000 was 169, and does not include those stockholders who hold shares in street name accounts.

ITEM 6. SELECTED FINANCIAL DATA

BRHZ operated on a fiscal year ended June 30. CFAM had a fiscal year ending on the Friday closest to December 31. The Company operates on a calendar year. The following financial information has been compiled from the Company's consolidated financial statements, which combine financial position and operating results as of and for the years ended December 31, 1999 ("Fiscal Year 1999"), December 31, 1998 ("Fiscal Year 1998"), December 31, 1997 and January 2, 1998 ("Fiscal Year 1997") for BRHZ and CFAM, respectively, June 30, 1996 and December 27, 1996 ("Fiscal Year 1996") for BRHZ and CFAM, respectively, and June 30, 1995 and December 29, 1995 ("Fiscal Year 1995") for BRHZ and CFAM, respectively.

Due to the different fiscal year ends, BRHZ's results of operations for the six month period ended December 31, 1996 are not included in the restated financial statements for Fiscal Years 1997 or 1996. For this period, BRHZ had revenues of $40 million, net income of $407,000 and total changes in common stockholders' equity of ($137,000).


                                                                      Fiscal Year
                                             1999        1998 (1)        1997        1996 (2)        1995
                                             ----        --------        ----        --------        ----

Statement of income data (in thousands except per share amounts):
    Revenue                                $243,290      $209,372      $172,555      $127,107      $80,613
    Operating income                         12,843         1,237         5,048         2,430        1,397
    Income before taxes                      13,558         2,447         5,004         1,893        1,332
    Net income before preferred stock
        dividends and accretion on
        redeemable preferred stock            7,927           474         2,761         4,057        2,174
    Net income available to common
        stockholders                          7,927           474         1,844         2,930        1,047
    Diluted earnings per share             $   0.63      $   0.04      $   0.30      $   0.66      $  0.28
    Weighted average diluted shares
        outstanding                          12,586        12,411         9,293         4,502        7,665

Financial position at fiscal year end (in thousands except per share amounts):
    Working capital                        $  3,342      $12,040      $18,005      $  4,137       $  1,251
    Total assets                            107,073       91,463       76,842        44,816         29,938
    Long-term debt, including current
        maturities                              687          685          783         9,648          5,937
    Common stockholders' equity
        (deficit)                            62,286       53,380       46,663        (8,720)       (11,884)
    Dividends per common share                 --           --           --            --             --


(1) The Company recognized merger costs of $7.5 million related to the merger of BRHZ and CFAM. As a result of the non-deductibility of certain transaction costs associated with the Merger, the Company recognized tax expense of $2.0 million.

(2) The Company recognized an income tax benefit of $2.0 million principally the result of net reductions in valuation allowances for deferred tax assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Risk Factors" above for a description of a number of risks and uncertainties which could affect actual results.

     GENERAL

     Bright Horizons Family Solutions is a leading national provider of workplace services for employers and families, including child care, early education and strategic work/life consulting. As of December 31, 1999, the Company managed 300 family centers, with over 60 family centers under development. The Company has the capacity to serve more than 37,000 children in 34 states and the District of Columbia and has partnerships with many of the nation's leading employers, including 68 Fortune 500 companies and 42 of Working Mother Magazine's "100 Best Companies for Working Mothers" in 1999. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

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

     Center Economics. The Company's revenue is principally derived from the operation of family centers, and to a lesser extent, other services including consulting services. Family center revenues consist of parent fees for tuition, amounts paid by corporate sponsor clients to fund a portion of a family center's operating costs, and management fees paid by client sponsors. Revenue growth has primarily resulted from the addition of new family centers as well as increased enrollment and tuition, and expanded programs at existing family centers. Parent fees comprise the largest component of a center's revenue and are billed on a monthly or weekly basis, payable in advance. The parent fees are generally comparable to or slightly higher than prevailing area market rates for tuition. Amounts paid by corporate sponsor clients are payable monthly and may be dependent on a number of factors such as enrollment, the center's operating costs, budgeted amounts, and the extent to which the sponsor wishes to subsidize parent fees. Management fees are generally fixed and payable monthly. Although the specifics of the Company's sponsorship arrangements vary widely, there are two basic forms, the sponsor model and the management model.

     The Company employs the sponsor model in approximately 60% of its family center sites. Under the sponsor model, a family center is operated at or near the sponsor's work site. The Company retains profit-and-loss responsibility for the operation of the family center, and, as part of the arrangement, may receive financial support from the sponsor. Client support can take various forms, including reduced occupancy costs, tuition-assistance and start-up and/or operating cost assistance. Newly opened sponsored centers generally operate at a loss until utilization levels reach approximately 60%, which typically occurs within 6 to 18 months of operation. In exchange for client sponsorship, the Company gives priority enrollment to the children of employees or tenants affiliated with the sponsor.

     Under the management model, which comprises approximately 40% of the Company's operating sites, the Company operates a family center under a cost-plus agreement. These contracts generally include a management fee and require that the sponsor provide an operating subsidy for operating expenses in excess of parent fees or tuition within an agreed upon budget. Therefore, the Company does not sustain pre-opening or initial operating losses under the management model. The management model centers experience slightly lower operating margins than the sponsor model centers at full maturity.

     Under the sponsor model, the tuition paid by parents is supplemented in some cases by direct payments from sponsors and, to a far lesser extent, direct payment from government agencies. Under the management contract model, in addition to parent tuition, revenue also includes management fees and operating subsidies. Tuition, management fees and fees for priority enrollment rights paid in advance are recorded as deferred revenue and are recognized in the appropriate period.

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

     New Centers. In Fiscal Year 1999, the Company added 37 new family centers, 15 of which are operating under the sponsor model and 22 of which are operating under the management contract model. In the same period, the Company closed 11 centers which were either not meeting operating objectives or transitioned to other service providers. The Company currently has over 60 centers under development, scheduled to open over the next 12 to 24 months. The opening of new centers is subject to a number of conditions and factors, including, among others, construction timing, sponsor needs and weather conditions.

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

     RESULTS OF OPERATIONS

     The Company operates on a calendar year. BRHZ operated on a fiscal year ended June 30. CFAM had a fiscal year ending on the Friday closest to December 31. The following financial information has been compiled from the Company's consolidated financial statements, which combine financial position and operating results as of and for the years ended December 31, 1999 ("Fiscal Year 1999"), December 31, 1998 ("Fiscal Year 1998"), and December 31, 1997 and January 2, 1998 ("Fiscal Year 1997") for BRHZ and CFAM, respectively.

     The following table sets forth statement of income data as a percentage of revenue for the Fiscal Years 1999, 1998, and 1997:


                                             Fiscal Year    Fiscal Year   Fiscal Year
                                                1999           1998          1997

         Revenue                                100.0%        100.0%         100.0%
         Cost of services                        85.8          86.3           86.5
                                              -------        ------        -------
              Gross profit                      14.2           13.7           13.5
         Selling, general & administrative       8.6            9.1            9.5
         Amortization                            0.3            0.4            0.6
         Other charges                           --             3.6            0.5
                                              ------         ------        -------
               Income from operations            5.3            0.6            2.9
         Net interest income (expense)           0.3            0.6             --
                                              ------         ------        -------
         Income before income taxes              5.6            1.2            2.9
         Income tax provision                    2.3            1.0            1.3
                                              ------         ------        -------
         Net income                              3.3%           0.2%           1.6%
                                              ======         ======        =======

     Fiscal Year 1999 Compared To Fiscal Year 1998

     Revenue. Revenue increased $33.9 million, or 16.2%, to $243.3 million for Fiscal Year 1999 from $209.4 million for Fiscal Year 1998. At December 31, 1999, the Company operated 300 family centers, as compared with 274 at December 31,1998, a net increase of 26 family centers. Growth in revenues is primarily attributable to the net addition of new family centers, maturation of existing family centers, modest growth in the existing base of family centers and tuition increases of approximately 4% to 5%.

     Gross Profit. Gross profit increased $6.1 million, or 21.2%, to $34.7 million for Fiscal Year 1999 from $28.6 million for Fiscal Year 1998. The increase in gross profit as a percentage of revenue, to 14.2% for Fiscal Year 1999 from 13.7% for Fiscal Year 1998, is attributable to the higher proportion of centers operating as mature, stabilized facilities, improvements in operating efficiencies, and the closure of centers in 1999 that were underperforming. Gross profit also improved as a result of strong enrollment in family centers open less than two years, as well as better operating results at the Company's new centers as compared to those centers opened in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million, or 10.2%, to $20.9 million for Fiscal Year 1999 from $19.0 million for Fiscal Year 1998. The decrease as a percentage of revenue to 8.6% in Fiscal Year 1999 from 9.1% in Fiscal Year 1998 relates to a larger revenue base and increased overhead efficiencies. The dollar increase is primarily attributable to investments in regional management, sales personnel, information systems and communications personnel necessary to support long-term growth.

     Other Charges. In connection with the Merger in Fiscal Year 1998, the Company recognized a charge of $7.5 million ($5.4 million after tax) which included transaction costs of $2.8 million, non-cash asset impairment charges of $1.4 million, severance costs of $0.5 million and one-time incremental integration costs directly related to the Merger totaling $2.8 million.

     Income from Operations. Income from operations totaled $12.8 million for Fiscal Year 1999, as compared with income from operations of $1.2 million for Fiscal Year 1998. Excluding the other charges incurred in Fiscal Year 1998, referred to above, operating income for Fiscal Year 1999 would have increased by $4.1 million, or 47.0%, from $8.7 million in Fiscal Year 1998.

     Net Interest Income (Expense). Net interest income in Fiscal Year 1999 totaled $700,000 as compared to $1.2 million for Fiscal Year 1998. The decrease in interest income is attributable to lower levels of invested cash.

     Income Tax Provision. The Company had an effective tax rate of 41.5% in Fiscal Year 1999. As a result of the non-deductibility of certain transaction costs associated with the Merger, the Company had an effective tax rate of 81% for Fiscal Year 1998. Excluding the effects of these non-deductible expenses, the effective tax rate would have approximated 41% for Fiscal Year 1998. Management expects the effective rate for 2000 to be consistent with that experienced in Fiscal Year 1999.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million, or 16.4%, to $19.0 million for Fiscal Year 1998 from $16.3 million for Fiscal Year 1997. The decrease as a percentage of revenue to 9.1% in Fiscal Year 1998 from 9.5% in Fiscal Year 1997 relates to a larger revenue base and increased overhead efficiencies. The dollar increase is primarily attributable to investments in regional management, sales personnel, information systems and communications personnel necessary to support long-term growth.

     Other Charges. In connection with the Merger, the Company recognized a charge of $7.5 million ($5.4 million after tax) described above. Amounts included in accrued expenses related to these merger costs were $345,000 and $2.2 million at December 31, 1999 and 1998, respectively. For Fiscal Year 1997, other charges reflect a non-cash compensation charge ($297,000) related to the lifting of restrictions on common stock held by an officer of the Company, and also include costs associated with a public offering of securities of BRHZ which were treated as a period cost ($543,000) when the offering was delayed.

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

     Income Tax Provision. Due to the non-deductibility of certain transaction costs associated with the Merger, the Company had an effective tax rate of 81% for Fiscal Year 1998. In Fiscal Year 1997 the Company had an effective tax rate of 45% due to the non-deductibility associated with the compensation charge associated with the lifting of restrictions on common stock. Excluding the effects of these non-deductible expenses, the effective tax rate would have approximated 41% for Fiscal Year 1998 and 42% in Fiscal Year 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are the ongoing operations of its existing family centers and the addition of new centers through development or acquisition. The Company's primary source of liquidity has been from existing cash balances, which are primarily the result of proceeds from the initial public offerings and cash flow from operations. These balances are supplemented by borrowing capacity under the Company's various credit arrangements. The Company had working capital of $3.3 million and $12.0 million at December 31, 1999 and December 31, 1998, respectively.

     Cash provided by operating activities was $15.2 million, $9.1 million, and $10.3 million for Fiscal Years 1999, 1998, and 1997, respectively. The increase of $6.1 million in cash provided by operating activities in Fiscal Year 1999 was primarily the result of an increase in net income of $7.5 million. In addition, the Company was able to utilize existing prepaid income taxes and deferred tax assets against current year obligations to provide additional cash from operating activities. These amounts were offset by an increase in accounts receivable, prepaid expenses and other current assets, and a smaller increase in accrued expenses and accounts payable than had been experienced in Fiscal Year 1998. In Fiscal Year 1998, the decrease of $1.2 million in cash provided by operating activities from 1997 was principally the result of the costs incurred in connection with the Merger, which had the effect of reducing cash provided by operating activities by $2.0 million in Fiscal Year 1998. The increase in deferred revenue of $2.0 million and $2.7 million in Fiscal Years 1999 and 1998, respectively, was associated with (i) fees paid in advance for long-term priority enrollment rights in certain centers and (ii) parent tuition paid in advance. Such advances increased $1.8 million in Fiscal Year 1997.

     Cash used in investing activities increased to $20.4 million for Fiscal Year 1999 from $17.2 million for Fiscal Year 1998 and $12.3 million for Fiscal Year 1997, principally due to $18.1 million of fixed asset additions and leasehold improvements, as compared to $13.7 million and $10.7 million of fixed asset additions and leasehold improvements in Fiscal Years 1998 and 1997, respectively. Of the $18.1 million of fixed asset additions in Fiscal Year 1999, approximately $13.2 million relate to new family centers; of the remainder, approximately $3.2 million relates to the refurbishment and expansion of existing family centers, with the balance expended for office expansion and investment in information technology in corporate, regional and district offices. Management expects to maintain, or increase slightly, the current level of center related fixed asset spending through 2000. The Company also made several acquisitions of child care centers for cash payments totaling $2.0 million, $3.6 million and $2.0 million in Fiscal Years 1999, 1998, and 1997, respectively.

     Cash used by financing activities totaled $2.5 million in Fiscal Year 1999. The decrease of $5.6 from 1998 was principally the result of the Company's repurchase of 495,000 shares of its Common Stock at a cost of $7.1 million. During Fiscal Years 1999 and 1998, the Company received $5.1 million and $4.4 million, respectively, in net proceeds from the issuance of Common Stock associated with the exercise of stock options and warrants. In Fiscal Year 1998 these proceeds were partially offset by the repurchase of shares of the Company's Common Stock, which were subsequently reissued to fulfill warrant and stock option exercises. Cash provided by financing activities decreased to $3.1 million for Fiscal Year 1998, from $19.3 million for Fiscal Year 1997. During Fiscal Year 1997, BRHZ and CFAM each completed initial public offerings, which along with proceeds from other issuances of stock raised $28.3 million net of fees associated with the offerings. The Company repaid $9.7 million of debt and capital lease obligations, primarily with the proceeds from the public offerings of BRHZ and CFAM, while incurring additional obligations of $724,000 for Fiscal Year 1997.

     On July 20, 1999, the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company's common stock, which was subsequently increased to a total of 1,250,000 shares on October 20, 1999. At December 31, 1999 the Company had repurchased 495,000 shares for a total of $7.1 million. Share repurchases under the stock repurchase program will be made from time to time with the Company's cash in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.

     The Company has a bank commitment for a $40.0 million unsecured line of credit for working capital, acquisition financing and general corporate purposes. The credit facility will consist of a two and one-half year revolving line of credit and a three year term loan period. At the Company's option, the line of credit will bear interest at either i) Prime, or ii) LIBOR plus a spread based on debt levels and coverage ratios. The agreement will require the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios, and may prohibit the payment of dividends without bank approval.

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

     NEW PRONOUNCEMENTS

     The Company will be required to adopt the provisions of Statement of Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by Statement of Accounting Standards No. 137, will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. SFAS 133 will be effective for the Company's financial reporting beginning in the first quarter of fiscal 2001. The Company does not expect the adoption of SFAS 133 to have a material impact on the Company's results of operations, financial condition or cash flows.

     In December 1999, the American Institute of Certified Public Accountants (AICPA) issued Staff Accounting Bulleting (SAB) 101 to clarify the accounting rules on revenue recognition and to provide more specific guidance on existing broad revenue recognition rules. The Company is required to formally adopt this new framework beginning in the quarter ended March 31, 2000. The Company does not expect the adoption of this bulletin will have a material effect on the Company's results of operations, financial condition or cash flows.

     MARKET RISK

     Foreign Currency Risk. The Company's revenues and expenses are both generated and denominated in United States dollars, and as such, changes in exchange rates will not have an impact on the Company's operating results, financial position or cash flows.

     Interest Rate Risk. As of December 31, 1999, the Company's investment portfolio consisted of institutional money market funds, which due to their short maturities are considered cash equivalents. The Company's primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments, which approximate $6.2 million, have an average interest rate of approximately 5.75% and are subject to interest rate risk. Due to the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points in Fiscal Year 1999, the Company's interest income for the year ended December 31, 1999 would have decreased by approximately $91,000. This estimate assumes that the decrease would have occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income as a result of future changes in investment yields will depend largely on the gross amount of the Company's investments.

     The Company is also subject to interest rate risk under the terms of its various lines of credit which have variable rates of interest. The Company's outstanding indebtedness in Fiscal Year 1999 was subject to interest rates that were fixed, and the Company had no amounts outstanding under its lines of credit in Fiscal Year 1999. The impact on the Company's future interest expense as a result of future changes in interest rates will depend largely on the gross amount of the Company's borrowings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bright Horizons Family Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions, Inc. (a Delaware corporation) as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bright Horizons Family Solutions, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Nashville, Tennessee
February 11, 2000

                     Bright Horizons Family Solutions, Inc.
                           Consolidated Balance Sheets
                        (in thousands except share data)


                                                                  December 31,
                                                                  ------------
                                                             1999            1998
ASSETS
Current assets:
   Cash and cash equivalents                              $  12,752       $ 20,439
   Accounts receivable, net of allowance for
         doubtful accounts of $1,290 and
         $709, respectively                                  17,858         13,302
   Income taxes receivable                                     --            2,243
   Prepaid expenses and other current assets                  2,251          1,520
   Current deferred tax asset                                 4,966          4,579
                                                          ---------       --------
         Total current assets                                37,827         42,083

Fixed assets, net                                            48,437         32,175
Goodwill and other intangibles, net                          15,909         14,095
Noncurrent deferred tax asset                                 4,192          2,599
Other assets                                                    708            511
                                                          ---------       --------
         Total assets                                     $ 107,073       $ 91,463
                                                          =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and
         obligations due under capital leases             $     172       $     67
   Accounts payable and accrued expenses                     23,017         21,759
   Deferred revenue, current portion                          9,462          7,565
   Income taxes payable                                         780           --
   Other current liabilities                                  1,054            652
                                                          ---------       --------
         Total current liabilities                           34,485         30,043

Long-term debt and obligations due under
   capital leases, net of current portion                       515            618
Accrued rent                                                  1,400          1,560
Other long-term liabilities                                   2,692          2,731
Deferred revenue, net of current portion                      5,695          3,131
                                                          ---------       --------
                                                             44,787         38,083
                                                          ---------       --------

Commitments and Contingencies (Note 13)

Stockholders' equity:
   Common Stock $0.01 par value
         Authorized: 30,000,000 shares
         Issued: 12,310,000 and 11,554,000 at
            December 31, 1999 and 1998, respectively
         Outstanding: 11,815,000 and 11,554,000 at
            December 31, 1999 and 1998, respectively            123            115
   Additional paid-in capital                                75,641         67,589
   Treasury stock, 495,000 shares at cost                    (7,081)          --
   Accumulated deficit                                       (6,397)       (14,324)
                                                          ---------       --------
         Total stockholders' equity                          62,286         53,380
                                                          ---------       --------

         Total liabilities and stockholders' equity       $ 107,073       $ 91,463
                                                          =========       ========




               The accompanying notes are an integral part of the
                       consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                        Consolidated Statements of Income
                      (in thousands except per share data)

                                                        1999          1998           1997

Revenue                                               $243,290      $209,372      $ 172,555
Cost of services                                       208,631       180,770        149,312
                                                      --------      --------      ---------
     Gross profit                                       34,659        28,602         23,243

Operating expenses:
     Selling, general and administrative                20,903        18,972         16,299
     Amortization                                          913           893          1,056
     Other charges (Note 11)                              --           7,500            840
                                                      --------      --------      ---------

     Income from operations                             12,843         1,237          5,048

Interest income (expense), net                             715         1,210            (44)
                                                      --------      --------      ---------

     Income before income taxes                         13,558         2,447          5,004

Income tax expense                                       5,631         1,973          2,243
                                                      --------      --------      ---------
     Net income before preferred stock
        dividends and accretion on
        redeemable common stock                          7,927           474          2,761

Preferred stock dividends and accretion
     on redeemable common stock                           --            --              917
                                                      --------      --------      ---------

Net income available to common stockholders           $  7,927      $    474      $   1,844
                                                      ========      ========      =========


Earnings per share - basic                            $   0.66      $   0.04      $    0.43
                                                      ========      ========      =========

Weighted average number of common shares - basic        11,945        11,172          4,333
                                                      ========      ========      =========

Earnings per share - diluted                          $   0.63      $   0.04      $    0.30
                                                      ========      ========      =========

Weighted average number of common and
     common equivalent shares - diluted                 12,586        12,411          9,293
                                                      ========      ========      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                                 (in thousands)


                                                                            Additional                                    Total
                                                        Common Stock         Paid-In     Treasury       Accumulate     Stockholders'
                                                       Shares    Amount      Capital       Stock          Deficit        Equity

Balance Fiscal Year 1996                              2,506     $   24      $  6,952       $  --         $(15,833)      $ (8,857)

Exercise of stock options                               183          2           399          --             --              401

Exercise of warrants                                    350          4           165          --             --              169

Shares issued in public stock offering                2,954         30        27,657          --             --           27,687

Redemption of preferred stock for
    common stock                                      4,736         47        24,432          --             --           24,479

Shares issued in connection with acquisition            125          1           642          --             --              643

Accretion of preferred stock                           --          --           --            --             (843)          (843)

Common stock restriction removed                       --          --            297          --             --              297

Accretion of redeemable common stock                   --          --           --            --              (74)           (74)

Net income before preferred stock dividends and
    accretion on redeemable common stock               --          --           --            --            2,761          2,761
                                                    -------     ------      --------       -------       --------       --------

Balance at December 31, 1997                         10,854        108        60,544          --          (13,989)        46,663

Exercise of stock options                               723          7         4,281          --             --            4,288

Exercise of warrants                                     26        --            160          --             --              160

Repurchase of shares                                    (49)       --           (325)         --             (809)        (1,134)

Options issued in connection with acquisition          --          --            375          --             --              375

Tax benefit from the exercise of stock options         --          --          2,554          --             --            2,554

Net income before preferred stock dividends and
    accretion on redeemable common stock               --          --           --            --              474            474
                                                    -------     ------      --------       -------         --------       --------

Balance at December 31, 1998                         11,554        115        67,589          --          (14,324)        53,380

Exercise of stock options                               756          8         5,103          --             --            5,111

Tax benefit from the exercise of stock options         --          --          2,927          --             --            2,927

Stock based compensation                               --          --             22          --             --               22

Repurchase of common stock                             (495)       --           --          (7,081)          --           (7,081)

Net income before preferred stock dividends
    and accretion on redeemable common stock           --          --           --            --            7,927          7,927
                                                    -------     ------      --------       -------        -------       --------

Balance at December 31, 1999                         11,815     $  123      $ 75,641       $(7,081)       $(6,397)      $ 62,286
                                                    =======     ======      ========       =======        =======       ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                       1999           1998               1997

Net income before preferred stock dividends
   and accretion on redeemable common stock                         $  7,927       $    474            $  2,761

Adjustments to reconcile net income before preferred
   stock dividends and accretion on redeemable common
   stock to net cash provided by operating activities:
        Depreciation and amortization                                  4,912          3,960               2,949
        Non-cash expenses                                                 22           --                   297
        Asset write-downs and loss on disposal of fixed assets           208          1,248                  49
        Decrease in goodwill from utilization of tax benefit            --             --                   737
        Deferred income taxes                                         (1,914)        (1,257)               (770)
Changes in assets and liabilities:
        Accounts receivable                                           (4,474)        (4,270)             (1,515)
        Income taxes receivable                                        5,171         (2,243)               --
        Prepaid expenses and other current assets                       (727)         3,814                (665)
        Accounts payable and accrued expenses                          1,348          6,622               2,351
        Income taxes payable                                             780           (962)                883
        Deferred revenue                                               1,964          2,749               1,802
        Accrued rent                                                    (160)            42                 (82)
        Other long-term assets                                            11            (97)               (136)
        Other current and long-term liabilities                          160           (938)              1,599
                                                                    --------       --------            --------
        Total adjustments                                              7,301          8,668               7,499
                                                                    --------       --------            --------

                 Net cash provided by operating activities            15,228          9,142              10,260
                                                                    --------       --------            --------

Cash flows from investing activities:
        Additions to fixed assets, net of acquired amounts           (18,059)       (13,711)            (10,704)
        Proceeds from disposal of fixed assets                            25            181                 406
        (Increase) decrease in other assets                             (400)           (21)                 14
        Payments for acquisitions                                     (1,964)        (3,615)             (1,972)
                                                                    --------       --------            --------
                 Net cash used for investing activities              (20,398)       (17,166)            (12,256)
                                                                    --------       --------            --------

Cash flows from financing activities:
        Proceeds from issuance of common stock                         5,111          4,448              28,257
        Purchase of treasury stock                                    (7,081)        (1,134)               --
        Principal payments of long-term debt and
             obligations under capital leases                           (547)          (235)             (9,661)
        Borrowing of long-term debt and
             obligations under capital leases                           --             --                   724
                                                                    --------       --------            --------
                 Net cash (used in) provided by financing
                   activities                                         (2,517)         3,079              19,320
                                                                    --------       --------            --------

Net (decrease) increase in cash and cash equivalents                  (7,687)        (4,945)             17,324

Cash and cash equivalents, beginning of period                        20,439         25,384               8,060
                                                                    --------       --------            --------

Cash and cash equivalents, end of period                            $ 12,752       $ 20,439            $ 25,384
                                                                    ========       ========            ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                   Notes To Consolidated Financial Statements
                     For Fiscal Years 1999, 1998, and 1997



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

BUSINESS COMBINATION AND BASIS OF PRESENTATION -- On April 26, 1998 BRHZ and CFAM entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, as amended, BRHZ and CFAM have merged with subsidiaries of the Company and are now wholly owned subsidiaries of the Company. The Merger was approved by a vote of the stockholders of BRHZ and CFAM on July 24, 1998 and has been treated as a tax free reorganization and accounted for as a pooling of interests. In the Merger, each share of BRHZ common stock ("BRHZ Common Stock") was exchanged for 1.15022 shares of the Company's $0.01 par value per share common stock ("Common Stock"), and each share of CFAM common stock ("CFAM Common Stock") was exchanged for one share of Common Stock. Each outstanding option to purchase shares of BRHZ Common Stock and CFAM Common Stock has been converted into an option to purchase shares of the Company's Common Stock at the same conversion ratios referenced above. The accompanying consolidated financial statements have been restated to include the financial position and results of operations for both BRHZ and CFAM for all periods presented, unless otherwise indicated. All historical amounts have been restated to reflect the respective exchange ratio, and certain reclassifications have been made for consistent presentation, which had no effect on net income.

The Company operates on a calendar year. BRHZ had a fiscal year ending on June
30. CFAM had a fiscal year ending on the Friday closest to December 31. The accompanying consolidated financial statements combine financial position and operating results as of and for the year ended December 31, 1999 ("Fiscal Year 1999"), December 31, 1998 ("Fiscal Year 1998"), and December 31, 1997 and January 2, 1998 ("Fiscal Year 1997") for BRHZ and CFAM, respectively.

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

BUSINESS RISKS -- The Company is subject to certain risks common to the providers of child care and early education, including dependence on key personnel, dependence on client relationships, competition from alternate sources or providers of the Company's services, market acceptance of work and family services, and general economic conditions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and accounts receivable. The Company maintains its cash in domestic financial institutions of high credit standing. The Company's accounts receivable are derived primarily from the services it provides. The Company believes that no significant credit risk exists at December 31, 1999 or 1998, and that the carrying amounts of the Company's financial instruments approximate fair market value.

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

INTANGIBLE ASSETS - Goodwill and other intangible assets principally consist of goodwill, various contract rights, customer lists and non-compete agreements.

The excess of the aggregate purchase price over the fair value of identifiable assets of businesses acquired (goodwill) is being amortized on a straight-line basis over the estimated period benefited, ranging from eighteen to twenty-five years. Other intangible assets are amortized over the estimated period of benefit, utilizing a straight-line method, over periods ranging from 3 to 10 years, as applicable.

Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of its intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121"). When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the acquired operation's undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Management does not believe any such impairment currently exists.

DEFERRED REVENUE -- Deferred revenue results from prepaid tuitions, employer-sponsor advances and cash received on consulting or development projects still in process.

OTHER CURRENT AND LONG-TERM LIABILITIES -- Other current and long-term liabilities consist primarily of deposits held pursuant to certain family center management contracts. The deposits will be remitted to the clients upon termination of the respective contracts. Amounts also consist of parent fee deposits.

INCOME TAXES -- The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

REVENUE RECOGNITION - Revenue is recognized as services are performed. In both the corporate-sponsored model and the management contract model, revenues consist primarily of tuition paid by parents, supplemented in some cases by payments from corporate sponsors and, to a lesser extent, by payments from government agencies. Revenues also include management fees paid by corporate sponsors. In the management contract model, in addition to tuition and management fee revenues, revenue is also recognized for operating subsidies paid either in lieu of or to supplement tuition.

The Company maintains contracts with its corporate sponsors to manage and operate their family centers under various terms. The Company's contracts are generally 3 to 10 years in length with varying renewal options. Management expects to renew the Company's existing contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions.

STOCK-BASED COMPENSATION -- Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized because options are granted with exercise prices equal to or greater than the fair market value at the date of grant. Certain options granted to non-employees and certain options issued in connection with an acquisition (see Note 2) have been accounted for under the provisions of SFAS 123.

EARNINGS PER SHARE - The Company accounts for earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under the standards established by SFAS 128, earnings per share is measured at two levels: basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, options and warrants.

COMPREHENSIVE INCOME -- The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"("SFAS 130"), which established standards for displaying comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive income for all periods presented was the same as net income for the Company.

SEGMENT REPORTING - The Company has adopted the provisions of Statement of Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in its financial statements. SFAS 131 also established standards for related disclosures about products and services, geographic areas and major customers. The Company currently operates in one industry segment in the continental United States with no single customer accounting for more than 10% of the Company's revenue.

NEW PRONOUNCEMENTS -- In January 1999 the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be expensed as incurred. The adoption did not have a material impact on the Company's results of operation, financial condition or cash flow.

The Company will be required to adopt the provisions of Statement of Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by Statement of Accounting Standards No. 137, will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The standard will be effective for the Company's financial reporting beginning in the first quarter of fiscal 2001. The

Company does not expect the adoption of SFAS 133 to have a material impact on the Company's results of operations, financial condition or cash flows.

RECLASSIFICATIONS -- Certain amounts in the prior year financial statements have been reclassified to conform with the current years presentation.

2. ACQUISITIONS

In 1999, the Company acquired substantially all the assets of four single-site child care companies and 100% of the outstanding stock of a single-site child care company for aggregate consideration of approximately $2.0 million in cash, the issuance of notes payable to sellers totaling $550,000 and the assumption of liabilities of approximately $100,000. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Estimated goodwill and other intangible assets totaling approximately $2.5 million have been recorded and are being amortized over periods not to exceed 18 years.

In 1998, the Company acquired substantially all the assets of two single-site child care companies and 100% of the outstanding stock of two additional single-site child care companies for aggregate consideration of approximately $3.6 million in cash, the assumption of liabilities of approximately $730,000 and options to purchase 30,120 shares of the Common Stock which were valued at approximately $375,000 under the provisions of SFAS 123. Included in the amounts of liabilities assumed are contingent payments of approximately $215,000, of which $100,000 has been paid as of December 31,1999. The purchase price has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill amounting to approximately $4.1 million resulted from these transactions and is being amortized over a period of 18 years.

Effective July 1, 1997, BRHZ acquired the business and substantially all the assets and liabilities of Pacific Preschools, Inc. d.b.a. The Learning Garden for approximately $1.6 million in cash and 108,333 shares of BRHZ Common Stock in a transaction which was accounted for as a purchase. The purchase price was allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill of approximately $2.7 million resulted from the transaction and is being amortized over a period of 25 years.

The above transactions have been accounted for as purchases and the operating results of the acquired companies have been included from the respective dates of acquisition.

3. FIXED ASSETS

Fixed assets consist of the following:



                                        Estimated useful lives        December 31,         December 31,
                                                (years)                   1999                 1998
                                                -------                   ----                 ----
Buildings                                       20 - 40              $ 26,618,000         $ 15,957,000
Furniture and equipment                         3 - 15                 18,429,000           15,027,000
Leasehold improvements                     3 / life of lease           12,594,000            8,368,000
Land                                              --                    4,465,000            2,694,000
                                                                     ------------         ------------
                                                                       62,106,000           42,046,000
Less accumulated depreciation and
 amortization                                                         (13,669,000)          (9,871,000)
                                                                     ------------         ------------
    Fixed assets, net                                                $ 48,437,000         $ 32,175,000
                                                                     ============         ============


Fixed assets in Fiscal Years 1999 and 1998 include automobiles and office equipment of $338,000 and $358,000, respectively, held under capital leases. Amortization expense relating to fixed assets under capital leases was approximately $38,000 and $45,000 for Fiscal Years 1999 and 1998, respectively. Accumulated amortization relating to fixed assets under capital leases totaled approximately $287,000 and $269,000 for Fiscal Years 1999 and 1998, respectively.

4. INTANGIBLE ASSETS

Intangible assets consist of the following:


                                                                  December 31,    December 31,
                                                                      1999           1998
                                                                      ----           ----

Goodwill, net of accumulated amortization of
         $3,415,000 and $2,543,000, respectively                  $ 15,056,000     $13,121,000
Non-compete agreements and contract rights, net of
         accumulated amortization of $3,081,000 and
         $2,967,000, respectively                                      834,000         948,000
Other intangibles, net of accumulated amortization of
         $18,000 and $11,000, respectively                              19,000          26,000
                                                                  ------------     -----------
                                                                  $ 15,909,000     $14,095,000
                                                                  ============     ===========


5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:



                                                                 December 31,          December 31,
                                                                     1999                  1998
                                                                     ----                  ----

Accounts payable                                               $  1,397,000           $  1,394,000
Accrued payroll and employee benefits                            14,645,000             11,083,000
Accrued other expenses                                            6,630,000              7,081,000
Accrued merger related expenses                                     345,000              2,201,000
                                                               ------------           ------------
                                                               $ 23,017,000           $ 21,759,000
                                                               ============           ============


6. LINE OF CREDIT

The Company maintains a $5.0 million revolving credit facility with a bank to be used for working capital and other general corporate purposes, which expires on August 1, 2000. Borrowings under the credit facility, which is subject to renewal on an annual basis are unsecured, and will bear interest at LIBOR plus 1.5%. No amounts have been advanced under the facility as of December 31, 1999.

7. LONG-TERM DEBT AND OBLIGATIONS DUE UNDER CAPITAL LEASES

Long-term debt consists of the following:


                                                                     December 31,     December 31,
                                                                        1999             1998
                                                                        ----             ----

Unsecured note payable to a corporation, with quarterly
     payments of interest only at 8.25%; principal
     amounts of $60,000 are payable annually, note
     matures in October 2004.                                       $   300,000        $   --
Unsecured note payable to a limited partnership, with
     quarterly payments of interest only at 8.50%;
     principal amounts of $50,000 are payable annually,
     note matures in December 2004.                                     250,000            --
Mortgage payable to a bank, repaid in 1999                                 --            480,000
Notes payable to a state agency with monthly payments of
     approximately $2,300 including interest of 5.0%, with
     final payments due January 2001 and March 2007;
     secured by related furniture, fixtures and equipment                73,000           92,000
Obligations under capital leases at rates of 8.0% to 10.24%, secured by automobiles and certain office equipment;
     due in 2001                                                         64,000          113,000
                                                                    -----------        ---------
Total debt and obligations due under capital leases                     687,000          685,000
Less current maturities                                                (172,000)         (67,000)
                                                                    -----------        ---------
Long-term debt and obligations due under capital leases             $   515,000        $ 618,000
                                                                    ===========        =========

8. INCOME TAXES

Income tax expense consisted of the following for Fiscal Years 1999, 1998 and 1997:


                                                Fiscal Year       Fiscal Year       Fiscal Year
                                                   1999              1998              1997
                                                   ----              ----              ----

Current tax expense                             $ 4,684,000       $   676,000       $ 2,276,000
Benefit from the exercise of stock options        2,927,000         2,554,000              --
Benefit of acquired deferred tax assets
    applied to reduce goodwill                          --               --             737,000
Deferred tax expense                             (1,980,000)       (1,257,000)         (770,000)
                                                -----------       -----------       -----------
Income tax expense, net                         $ 5,631,000       $ 1,973,000       $ 2,243,000
                                                ===========       ===========       ===========


A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:


                                                Fiscal Year        Fiscal Year       Fiscal Year
                                                   1999               1998              1997
                                                   ----               ----              ----

U. S. Federal statutory rate                    $4,610,000        $  832,000        $ 1,701,000
Benefit of acquired deferred tax assets
    applied to reduce goodwill                        --                --              737,000
Change in valuation allowance                         --                --             (416,000)
Return to provision adjustments impacting
    deferred tax assets                               --                --             (420,000)
State taxes on income                              775,000           121,000            293,000
Non-deductible merger costs                           --             935,000               --
Permanent differences and other                    246,000            85,000            348,000
                                                ----------        ----------        -----------
Income tax expense, net                         $5,631,000        $1,973,000        $ 2,243,000
                                                ==========        ==========        ===========

Deferred tax assets are as follows:

                                                Fiscal Year       Fiscal Year      Fiscal Year
                                                   1999               1998             1997
                                                   ----               ----             ----

Net operating loss carryforwards                $1,414,000        $   734,000       $  784,000
Reserve on assets                                  593,000            277,000          234,000
Liabilities not yet deductible                   4,077,000          3,743,000        2,361,000
Deferred revenue                                 1,897,000          2,409,000        1,353,000
Amortization                                     1,013,000            827,000          800,000
Other                                              164,000           (812,000)         389,000
                                                ----------        -----------       ----------
                                                $9,158,000        $ 7,178,000       $5,921,000
                                                ==========        ===========       ==========


As of December 31, 1999 the Company has federal net operating loss carryforwards of approximately $4.0 million, which are subject to annual limitations and are available to offset certain current and future taxable earnings and expire at various dates, the earliest of which is December 31, 2007. In addition, the Company has net operating losses in a number of states totaling approximately $7.8 million, which may only be used to offset operating income of certain of the Company's subsidiaries in those particular states. Management believes the Company will generate sufficient future taxable income to realize deferred tax assets prior to the expiration of any net operating loss carryforwards and that the realization of the net deferred tax asset is more likely than not.

9. STOCKHOLDERS' EQUITY

COMMON STOCK

Pursuant to the Merger Agreement and Registration Statement on Form S-4 (Registration No. 333-57035), dated June 17, 1998, BRHZ and CFAM were merged with subsidiaries of the Company and are now wholly owned subsidiaries of the Company. The Merger was approved by a separate vote of the stockholders of BRHZ and CFAM on July 24, 1998, and has been treated as a tax-free reorganization and accounted for as a pooling of interests. In the

Merger, each share of BRHZ Common Stock was exchanged for 1.15022 shares of the Company's Common Stock, $0.01 par value per share, and each share of CFAM Common Stock was exchanged for one share of Common Stock. All historical amounts in the accompanying financial statements have been restated to reflect the respective exchange ratio.

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

STOCK OPTIONS

The Company has established an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under terms of the 1998 Stock Incentive Plan, 1,500,000 shares of the Company's Common Stock are available for distribution. As of December 31, 1999, there were approximately 752,000 Shares of Common Stock eligible for grant under the plan. In accordance with the Merger Agreement, the Company also assumed all obligations for outstanding options to purchase shares of BRHZ and CFAM.

Options granted under the plan expire at the earlier of ten years from date of grant or three months after termination of the holder's employment with the Company unless otherwise determined by the Compensation Committee of the Board of Directors. The following table summarizes information about stock options outstanding at December 31, 1999:


                                                   Weighted
                                 Options           Average           Weighted          Options         Weighted
                               Outstanding        Remaining          Average         Exercisable       Average
         Range of             at December 31,    Contractual         Exercise       at December 31,    Exercise
      Exercise Price              1999           Life (years)         Price              1999           Price
      --------------              ----           ------------         -----              ----           -----
      $    .01  - $  2.40         61,538             3.7             $   1.03            52,555         $  0.91
      $   2.41  - $  4.80         55,261             4.9             $   3.09            41,593         $  3.08
      $   4.81  - $  7.20         90,026             4.9             $   6.49            69,828         $  6.54
      $   7.21  - $  9.60        713,050             6.7             $   7.77           697,942         $  7.77
      $   9.61  - $ 12.00         32,654             7.8             $  11.14            23,069         $ 11.08
      $  12.01  - $ 14.40        172,175             9.0             $  14.18                --              --
      $  14.41  - $ 16.80         45,000             8.3             $  16.42            22,096         $ 16.59
      $  16.81  - $ 19.20        490,069             8.7             $  18.92           110,574         $ 18.73
      $  19.21  - $ 21.60         25,000             8.5             $  19.67            23,400         $ 19.60
      $  21.61  - $ 24.00         55,640             8.9             $  21.85            10,577         $ 21.75
                                  ------             ---             --------            ------         -------
                               1,740,413             7.4             $  12.00         1,051,634         $  8.98


The Company accounts for options issued to employees and directors under APB Opinion No. 25. Options issued to employees and directors have been granted with exercise prices equal to or greater than the fair value of the Company's Common Stock on the date of grant.

In 1999, 3,600 options were granted to members of the Company's advisory board. These options were valued at approximately $43,000 using the Black-Scholes option-pricing model. The Company recognized compensation expense of approximately $22,000, which is included in Company's operating results for Fiscal Year 1999, with the balance of approximately $21,000 being recorded as deferred compensation in stockholders' equity.

Certain options issued in connection with an acquisition in Fiscal Year 1998 were granted with an exercise price less than the fair value of the Company's Common Stock. These options were valued at approximately $375,000 using the Black-Scholes option-pricing model, and included in the determination of proceeds paid for the acquisition.

SFAS 123 established new financial accounting and reporting standards for employee stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS 123. As a result, no compensation cost for options granted to employees and directors of the Company has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in Fiscal Years 1995 through 1999 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for Fiscal Years 1999, 1998 and 1997:


                                                          Fiscal Year       Fiscal Year        Fiscal Year
                                                             1999              1998                1997
                                                             ----              ----                ----
Net income (loss) available to common stockholders:
       As reported                                       $ 7,927,000       $   474,000        $   1,844,000
       Pro forma                                         $ 5,215,000       $  (814,000)       $     719,000
Earnings (loss) per share - Basic:
       As reported                                       $      0.66       $      0.04        $        0.43
       Pro forma                                         $      0.44       $     (0.07)       $        0.17
Earnings (loss) per common share assuming dilution:
Net income (loss):
       As reported                                       $ 7,927,000       $   474,000        $   2,761,000
       Pro forma                                         $ 5,215,000       $  (814,000)       $     719,000
Earnings (loss) per share - Diluted:
       As reported                                       $      0.63       $      0.04        $        0.30
       Pro forma                                         $      0.43       $     (0.07)       $        0.14

Under the provisions of FAS 123, proforma diluted earnings per share for Fiscal Year 1998 are the same as basic earnings per share, as the effects of additional dilution related to the conversion of options would have been anti-dilutive. In addition, pro forma diluted earnings per share for Fiscal Year 1997 did not assume conversion of preferred stock as the effect would have been anti-dilutive.

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option-pricing model using the following weighted average assumptions:


                                                Fiscal Year          Fiscal Year         Fiscal Year
                                                   1999                 1998                1997
                                                   ----                 ----                ----

Expected dividend yield                             0.0%                0.0%                0.0%
Expected stock price volatility                    54.3%               35.0%               35.0%
Risk free interest rate                            6.76%            5.05% - 5.77%       5.60% - 6.42%
Expected life of options                         7.0 years          7.5 - 8.5 years     5.0 - 7.5 years
Weighted-average fair value per share
   of options granted during the year             $ 9.82               $ 6.84              $ 3.94

A summary of the status of the Company's option plans, including options issued to members of the Board of Directors, is as follows for Fiscal Years 1999, 1998 and 1997:



                                         Fiscal Year 1999            Fiscal Year 1998            Fiscal Year 1997
                                         ----------------            ----------------            ----------------

                                                    Weighted                    Weighted                    Weighted
                                                    Average                     Average                     Average
                                   Number of        Exercise    Number of       Exercise    Number of       Exercise
                                     Shares          Price       Shares          Price        Shares         Price

Outstanding at beginning of
  period                           2,004,890       $   10.44    2,153,842       $    6.56    1,675,300       $   5.16
Granted                              223,405           15.45      571,337           19.12      729,946           8.46
Exercised                           (421,693)           5.95     (669,717)           5.71     (183,377)          2.01
Canceled                             (66,189)          14.95      (50,572)           5.71      (68,027)          5.02
                                  ----------       ---------    ---------       ---------   ----------       --------
Outstanding at end of period       1,740,413       $   12.00    2,004,890       $   10.44    2,153,842       $   6.56
Exercisable                        1,051,634       $    8.98    1,322,495       $    7.15      988,950       $   5.29


In addition to the above plans, the Company issued 30,120 options in connection with an acquisition in Fiscal Year 1998, which are excluded from the above figures. The options are fully vested, have an exercise price of $10.375 and expire in 2008. As of December 31, 1998, 10,000 of the options were outstanding and were exercised in January 1999. The options were valued using the Black-Scholes option-pricing model, the value of which was included in the purchase price of the transaction. CFAM also issued 32,500 options to purchase CFAM Common Stock during 1996 to its vice-chairman in exchange for consulting services. The options had an exercise price of $7.69 per share. The options were valued under the provisions of SFAS 123 and compensation expense was recorded. The options were subject to accelerated vesting in connection with the Merger and were exercised in Fiscal Year 1998. During 1995, CFAM also issued 325,000 options to purchase CFAM Common Stock to an employee and former stockholder of RCCM. The options were granted at an exercise price of $7.69 per share. In connection with the Merger, the options vested immediately and were exercised in February 1999.

The Company recognizes a tax deduction upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised. These tax benefits are credited to additional paid-in capital.

STOCK PURCHASE WARRANTS

In connection with the issuance in fiscal year 1991 of BRHZ's Series C Redeemable Convertible Preferred Stock and the issuance of convertible debt, which was subsequently retired, to certain stockholders, BRHZ issued warrants for the purchase of 305,045 shares of BRHZ Common Stock. The warrants were exercisable at $.60 per share and were exercised concurrent with the BRHZ Offering in November 1997.

Prior to 1994, CFAM issued stock purchase warrants for the purchase of 78,000 shares of CFAM Common Stock to a stockholder. Warrants for the purchase of 26,000 shares of CFAM Common Stock were outstanding at January 2, 1998 at an average exercise price of $6.15, and were exercised in Fiscal Year 1998.

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

TREASURY STOCK

On July 20, 1999, the Company's Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 500,000 shares of its common stock. On October 20, 1999, the Company's Board of Directors authorized the repurchase of an additional 750,000 shares under the plan that allows shares of the Company's common stock to be purchased in the open market or through privately negotiated transactions. The Company carries the treasury shares at cost. At December 31, 1999 the Company had repurchased 495,000 shares at a cost of $7.1 million, which remain in the treasury. Shares repurchased will be available for reissuance under the Company's stock incentive plan as well as other appropriate uses.

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

The Company recorded a charge of $843,000 to accumulated deficit for Fiscal Year 1997 to reflect the accretion of preferred stock dividends.

11.   OTHER CHARGES IN THE STATEMENTS OF INCOME

MERGER COSTS. In connection with the Merger, the Company recognized a charge of $7.5 million ($5.4 million after tax) in Fiscal Year 1998, which included transaction costs of $2.8 million, non-cash asset impairment charges of $1.4 million, severance costs of $0.5 million and one time incremental integration costs directly related to the Merger totaling $2.8 million.

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

12. EARNINGS PER SHARE

The following tables present information necessary to calculate earnings per share for Fiscal Years 1999, 1998 and 1997:


                                                         Fiscal Year 1999
                                                Income          Shares    Per Share
                                              (Numerator)   (Denominator)   Amount
Basic earnings per share
  Income available to common stockholders     $7,927,000      11,945,000    $  .66
                                                                            ======
Effect of dilutive securities
  Options and warrants                              --           641,000
                                              ----------      ----------    ------
Diluted earnings per share                    $7,927,000      12,586,000    $  .63
                                              ==========      ==========    ======


                                                          Fiscal Year 1998
                                                Income           Shares    Per Share
                                              (Numerator)    (Denominator)   Amount
Basic earnings per share
  Income available to common stockholders     $  474,000      11,172,000    $  .04
                                                                            ======
Effect of dilutive securities
  Options and warrants                            --           1,239,000
                                              ----------      ----------
Diluted earnings per share                    $  474,000      12,411,000    $  .04
                                              ==========      ==========    ======

                                                          Fiscal Year 1997
                                                 Income        Shares     Per Share
                                              (Numerator)   (Denominator)  Amount

Basic earnings per share
  Income available to common stockholders     $ 1,844,000     4,333,000     $ .43
                                                                            =====
Effect of dilutive securities
  Options and warrants                                        1,118,000
  Convertible preferred stock                     917,000     3,842,000
                                              -----------     ---------
Diluted earnings per share                    $ 2,761,000     9,293,000     $ .30
                                              ===========     =========     =====



The above earnings per share on a diluted basis has been prepared in accordance with SFAS 128 based on the historical results and weighted average shares of each company, adjusted for the effect on weighted average shares for the merger exchange ratio. In Fiscal Years 1999 and 1998 the weighted average number of stock options excluded from the above calculation of earnings per share was 322,721 and 1,449, respectively, as they were anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases various equipment, automobiles, office space and family center facilities under non-cancelable operating leases. Many of the leases contain renewal options for various periods. Certain leases contain provisions which include additional payments based upon revenue performance, enrollment or the level of the Consumer Price Index at a future date. Rent expense was approximately $8.8 million, $7.6 million and $5.7 million in Fiscal Years 1999, 1998, and 1997, respectively. Future minimum payments under non-cancelable operating leases are as follows:


                     Year Ending
                     2000                              9,463,000
                     2001                              9,496,000
                     2002                              8,137,000
                     2003                              7,430,000
                     2004                              6,810,000
                     Thereafter                       33,134,000
                                                    ------------
                                                    $ 74,470,000


Future minimum lease payments include approximately $1.1 million of lease commitments, which are guaranteed by third parties pursuant to operating agreements for family centers.

EMPLOYMENT AND NON-COMPETE AGREEMENTS

The Company has employment agreements with three of its executive officers. The agreements provide for payment of 1.0 to 2.99 times annual salary upon the termination of employment without cause or resignation for good reason as set forth in the employment agreements. The agreed upon value of these contracts in 1999 was approximately $1.2 million. The agreements for two of the executives expire in 2003, with the other expiring in 2000.

The Company also has severance agreements with six additional executives that provide for up to 24 months of compensation upon the termination of employment following a change in control of the Company. The maximum amount payable under these agreements in 1999 was approximately $1.9 million.

The employment and severance agreements prohibit the abovementioned employees from competing with the Company or divulging confidential information for one to two years after their separation from the Company.

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

14. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Retirement Savings Plan (the "Plan") for all employees with more than 1,000 hours of credited service annually and who have been with the Company one or more years. The Plan is funded by elective employee contributions of up to 15% of their compensation. Under the Plan the Company matches 25% of employee contributions for each participant up to 8% of the employee's compensation. Expense under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled $674,000, $596,000, and $571,000 in Fiscal Years 1999, 1998 and 1997,
respectively.

15.   RELATED PARTY TRANSACTIONS

The Company has an agreement with S.C. Johnson & Son, Inc., the employer of a member of its Board of Directors, to operate and manage a family center. In return for its services under these agreements, the Company received management fees and operating subsidies of $274,000, $301,000 and $249,000, respectively, for Fiscal Years 1999, 1998 and 1997. Additionally, the Company provided consulting services for such employer in Fiscal Year 1997 of $60,000.

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

CASH, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

The carrying amounts of these items are a reasonable estimate of their fair value due to their short-term nature.

LONG-TERM DEBT

The carrying amounts approximate fair value which is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

17. STATEMENT OF CASH FLOW INFORMATION

The following table presents supplemental disclosure of cash flow information for Fiscal Years 1999, 1998 and 1997:


                                                               Fiscal Year    Fiscal Year      Fiscal Year
                                                                  1999           1998             1997
                                                                  ----           ----             ----

      Cash payments of interest                               $   60,000      $   69,000      $  655,000

      Cash payments of income taxes                            1,611,000       3,954,000       1,363,000
Non cash financing activities:
      Issuance of options in connection with acquisition            --           375,000            --

      Restriction removed on common stock                           --              --           297,000
      Compensation expense recognized in connection with
          the issuance of options                                 22,000            --              --

      Tax benefit realized from the exercise of
          stock options                                        2,927,000       2,554,000            --

      Accretion of preferred stock and redeemable
          common stock                                              --              --           917,000


During the period ending December 31, 1997, BRHZ entered into capital lease obligations of $62,000 in connection with lease agreements for automobiles and office equipment. The Company did not enter into any capital lease arrangements in Fiscal Years 1999 or 1998.

In Fiscal Year 1999 the Company entered into an agreement to manage a child care center in exchange for a transfer of non-cash assets having a value of approximately $2.3 million.

In conjunction with the purchase of child care management companies, as discussed in Note 2, liabilities were assumed as follows:



                                   Fiscal Year      Fiscal Year        Fiscal Year
                                      1999             1998               1997
                                      ----             ----               ----

Fair value of assets acquired      $ 2,594,000      $ 4,724,000        $ 3,992,000
Issuance of common stock and
  stock options                           --           (375,000)          (569,000)
Cash paid                           (1,964,000)      (3,615,000)        (1,972,000)
                                   -----------      -----------        -----------
Liabilities assumed                $   630,000      $   734,000        $ 1,451,000


18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the Fiscal Years 1999 and 1998 are summarized as follows:



                                   First        Second       Third       Fourth
                                  Quarter       Quarter     Quarter      Quarter
                                  -------       -------     -------      -------
                                        (in thousands except per share data)

 FISCAL YEAR 1999:
 Revenue                         $58,461      $60,960      $61,139      $62,730
 Operating income                  3,018        3,380        2,964        3,481
 Income before taxes               3,229        3,525        3,175        3,629
 Net income                        1,905        2,079        1,876        2,067
 Net income available to
   common stockholders             1,905        2,079        1,876        2,067
 Basic earnings per share        $  0.16      $  0.17      $  0.15      $  0.18
 Diluted earnings per share      $  0.15      $  0.16      $  0.15      $  0.17


                                  First         Second       Third        Fourth
                                 Quarter        Quarter     Quarter       Quarter
                                 -------        -------     -------       -------
                                        (in thousands except per share data)
FISCAL YEAR 1998:
Revenue                          $48,868      $52,307      $ 53,161       $55,036
Operating income                   2,060        2,226        (5,525)        2,476
Income before taxes                2,340        2,564        (5,208)        2,751
Net income                         1,375        1,517        (4,049)        1,631
Net income available to
  common stockholders              1,375        1,517        (4,049)        1,631
Basic earnings per share         $  0.13      $  0.14      $  (0.36)      $  0.14
Diluted earnings per share       $  0.11      $  0.12      $  (0.36)      $  0.13


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Item I - Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 25, 2000 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Business - Executive Officers of the Company" in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 25, 2000 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Stock Ownership" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 25, 2000 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Relationships and Related Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 25, 2000 sets forth certain information with respect to certain relationships and related transactions between the Company and its directors and officers and is incorporated herein by reference.

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

                                                                         Page Number
                                                                         -----------

              Report of Arthur Andersen LLP, Independent Public              24
               Accountants (included in Report in Part II, Item 8)

               Schedule II - Valuation and Qualifying Accounts               45

         (3) The exhibits filed or incorporated by reference as part of this report are set forth in the Index of Exhibits of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on October 25, 1999, relating to the approval of an increase in the stock repurchase plan by the Board of Directors on October 20, 1999.

(c)      Exhibits

         Refer to Item 14(a)(3) above.

(d)      Not applicable

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                      Allowance for doubtful accounts

                                         Additions
                          Balance at     charged to
                         beginning of    costs and      Deductions-   Balance at end
                            period       expenses       charge offs     of period
                            ------       --------       -----------     ---------
Fiscal Year 1999         $    709,000   $    825,000   $    244,000     $ 1,290,000
Fiscal Year 1998         $    579,000   $    375,000   $    245,000     $   709,000
Fiscal Year 1997         $    448,000   $    291,000   $    160,000     $   579,000


                                           Accrued merger costs

                                          Additions
                          Balance at      charged to
                         beginning of     costs and     Deductions-   Balance at end
                            period         expenses     charge offs     of period
                            ------         --------     -----------     ---------
Fiscal Year 1999         $  2,201,000   $     --       $  1,856,000     $   345,000
Fiscal Year 1998         $     --       $  7,500,000   $  5,299,000     $ 2,201,000


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


March 29, 2000                           By: /s/ Elizabeth J. Boland
                                             -----------------------------------
                                             Elizabeth J. Boland
                                             Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                  DATE
---------                       -----                                  ----
/s/ Roger H. Brown              Director, Chief Executive Officer      March 7, 2000
---------------------------     (Principal Executive Officer)
Roger H. Brown

/s/ Linda A. Mason              Co-Chairman of the Board               March 7, 2000
---------------------------
Linda A. Mason


/s/ Marguerite W. Sallee        Co-Chairman of the Board               March 7, 2000
---------------------------
Marguerite W. Sallee


/s/ Elizabeth J. Boland         Chief Financial Officer (Principal     March 7, 2000
---------------------------     Financial and Accounting Officer)
Elizabeth J. Boland


/s/ Joshua Bekenstein           Director                               March 7, 2000
---------------------------
Joshua Bekenstein


/s/ JoAnne Brandes              Director                               March 7, 2000
---------------------------
JoAnne Brandes


/s/ William H. Donaldson        Director                               March 7, 2000
---------------------------
William H. Donaldson


/s/ E. Townes Duncan            Director                               March 7, 2000
---------------------------
E. Townes Duncan


/s/ Fred K. Foulkes             Director                               March 7, 2000
---------------------------
Fred K. Foulkes



/s/ Sara Lawrence-Lightfoot     Director                              March 7, 2000
----------------------------
Sara Lawrence-Lightfoot


/s/ Robert D. Lurie             Director                              March 7, 2000
----------------------------
Robert D. Lurie


/s/ Ian M. Rolland              Director                              March 7, 2000
----------------------------
Ian M. Rolland

                                INDEX OF EXHIBITS

2.1*    Amended and Restated Agreement and Plan of Merger dated as of June 17,
        1998, ("Merger Agreement") by and among Bright Horizons Family
        Solutions, Inc., CorporateFamily Solutions, Inc., Bright Horizons, Inc.,
        CFAM Acquisition, Inc., and BRHZ Acquisition, Inc.
3.1*    Certificate of Incorporation
3.2     Amended and Restated Bylaws (Incorporated by Reference to Exhibit 3 of
        the Quarterly Report on Form 10-Q filed on November 12, 1999)
4.1*    Article IV of Bright Horizons Family Solutions, Inc.'s Certificate of
        Incorporation
4.2     Article IV of Bright Horizons Family Solutions, Inc.'s Bylaws
        (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q
        filed on November 12, 1999)
4.3     Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.3
        of the Form 8-K filed on July 28, 1998).
10.1*   1998 Stock Incentive Plan
10.2    First Amendment to the 1998 Stock Incentive Plan (Incorporated by Reference
        to Exhibit 10 of the Quarterly Report on Form 10-Q filed on November 16, 1998).
10.3*   1998 Employee Stock Purchase Plan
10.4*   Employment Agreement of Linda A. Mason
10.5    Amended and Restated Employment Agreement of Marguerite W. Sallee
10.6*   Employment Agreement of Roger H. Brown
10.7*   Employment Agreement of Mary Ann Tocio
10.8    Severance Agreement for Stephen I. Dreier (Incorporated by Reference to
        Exhibit 10.8 of the Registration Statement on Form S-1 of Bright Horizons, Inc.
        (Registration No. 333-14981))
10.9    Severance Agreement for Elizabeth J. Boland (Incorporated by Reference to
        Exhibit 10.9 of the Registration Statement on Form S-1 of Bright
        Horizons, Inc. (Registration No. 333-14981))
10.10   Severance Agreement for David H. Lissy (Incorporated by Reference to
        Exhibit 10.11 of the Registration Statement on Form S-1 of Bright
        Horizons, Inc. (Registration No. 333-14981))
10.11*  Severance Agreement for Melanie Ray
10.12*  Severance Agreement for Michael Day
10.13*  Severance Agreement for Nancy Rosenzweig
10.14*  Form of Indemnification Agreement
23.1    Consent of Arthur Andersen LLP
27      Financial Data Schedule for Fiscal Year Ended 1999 (For SEC use only)

-----------------
* Incorporated by Reference to the Registration Statement on Form S-4 filed on June 17, 1998 (Registration No. 333-57035).