Form 10-Q
period 2000-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2000-05-12
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

                   One Kendall Square, Building 200, Suite 223
                         Cambridge, Massachusetts 02139
                    (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,324,260 shares of common stock, $.01 par value, at May 5, 2000.

                                    FORM 10-Q
                                      INDEX



                                                                            Page
                                                                           Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

         A.  Consolidated Condensed Balance Sheets at March 31,
             2000 and December 31, 1999 (Unaudited)                          3

         B.  Consolidated Statements of Operations for the Three
             Months ended March 31, 2000 and 1999 (Unaudited)                4

         C.  Consolidated Statements of Cash Flows for the Three
             Months ended March 31, 2000 and 1999 (Unaudited)                5

         D.  Notes to Consolidated Financial Statements (Unaudited)          6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk           12

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                   13

ITEM 2.  Changes in Securities and Use of Proceeds                           13

ITEM 3.  Defaults Upon Senior Securities                                     13

ITEM 4.  Submission of Matters to a Vote of Security Holders                 13

ITEM 5.  Other information                                                   13

ITEM 6.  Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                   14

EXHIBIT INDEX                                                                15

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Condensed Balance Sheets
                        (in thousands except share data)
                                   (Unaudited)


                                                                March 31,     December 31,
                                                                  2000           1999
ASSETS

Current Assets:

      Cash and cash equivalents                                $  10,531       $  12,752
      Accounts receivable, net                                    18,304          17,858
      Prepaid expenses and other current assets                    2,325           2,251
      Current deferred tax asset                                   4,966           4,966
                                                               ---------       ---------
            Total current assets                                  36,126          37,827

Fixed assets, net                                                 52,329          48,437
Goodwill and other intangible assets, net                         21,280          15,909
Non-current deferred tax asset                                     4,192           4,192
Other assets                                                         866             708
                                                               ---------       ---------
            Total assets                                       $ 114,793       $ 107,073
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Current portion of long-term debt and
            obligations under capital leases                   $     172       $     172
      Accounts payable and accrued expenses                       20,431          23,017
      Deferred revenue, current portion                           11,922           9,462
      Income tax payable                                             733             780
      Other current liabilities                                      943           1,054
                                                               ---------       ---------
            Total current liabilities                             34,201          34,485

Long-term debt and obligations under
      capital leases, net of current portion                         511             515
Accrued rent                                                       1,348           1,400
Other long-term liabilities                                        8,064           2,692
Deferred revenue, net of current portion                           6,011           5,695
                                                               ---------       ---------
            Total liabilities                                     50,135          44,787
                                                               ---------       ---------

Stockholders' equity:

Common Stock $.01 par value
      Authorized: 30,000,000 shares
      Issued: 12,321,000 and 12,310,000 shares March 31,
          2000 and December 31, 1999, respectively
      Outstanding: 11,826,000 and 11,815,000 at March 31,
          2000 and December 31, 1999, respectively                   123             123
Additional paid in capital                                        75,701          75,641
Treasury stock, 495,000 shares at cost                            (7,081)         (7,081)
Accumulated deficit                                               (4,085)         (6,397)
                                                               ---------       ---------
            Total stockholders' equity                            64,658          62,286
                                                               ---------       ---------

Total liabilities and stockholders' equity                     $ 114,793       $ 107,073
                                                               =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Operations
                      (in thousands except per share data)
                                   (Unaudited)


                                                      Three months ended March 31,
                                                          2000             1999

Revenues                                                $66,622          $58,461
Cost of services                                         56,840           50,087
                                                        -------          -------
       Gross profit                                       9,782            8,374

Selling, general and administrative                       5,543            5,127

Amortization                                                362              229
                                                        -------          -------

       Income from operations                             3,877            3,018

Net interest income                                          75              211
                                                        -------          -------
Income before tax                                         3,952            3,229

Income tax provision                                      1,640            1,324
                                                        -------          -------

Net income                                              $ 2,312          $ 1,905
                                                        =======          =======

Earnings per share - basic                              $  0.20          $  0.16
                                                        =======          =======

Weighted average shares - basic                          11,820           11,785
                                                        =======          =======

Earnings per share - diluted                            $  0.19          $  0.15
                                                        =======          =======

Weighted average shares - diluted                        12,322           12,737
                                                        =======          =======



               The accompanying notes are an integral part of the
                       consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                Three months ended March 31,
                                                                    2000           1999
Net income                                                       $  2,312       $  1,905

Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization                               1,588          1,032
        Loss on disposal of fixed assets                               23             18
        Changes in assets and liabilities:
        Accounts receivable                                          (446)        (2,755)
        Income taxes receivable                                        --            980
        Prepaid expenses and other current assets                     (74)           301
        Accounts payable and accrued expenses                      (2,586)        (1,404)
        Income taxes payable                                          (47)            --
        Deferred revenue                                            2,776          2,092
        Accrued rent                                                  (52)           (41)
        Other long-term assets                                       (158)           104
        Other current and long-term liabilities                      (139)           254
                                                                 --------       --------

                  Net cash provided by operating activities         3,197          2,486
                                                                 --------       --------

Cash flows from investing activities:
        Additions to fixed assets, net of acquired amounts         (4,762)        (2,807)
        Proceeds from disposal of fixed assets                         --             15
        Increase in other assets                                       --           (400)
        Payments for acquisitions                                    (713)          (587)
                                                                 --------       --------
                  Net cash used for investing activities           (5,475)        (3,779)
                                                                 --------       --------

Cash flows from financing activities:
        Proceeds from issuance of common stock                         61          3,588
        Principal payments of long term debt and
             obligations under capital leases                          (4)          (498)
                                                                 --------       --------
                  Net cash provided by financing activities            57          3,090
                                                                 --------       --------

Net (decrease) increase in cash and cash equivalents               (2,221)         1,797

Cash and cash equivalents, beginning of period                     12,752         20,439
                                                                 --------       --------

Cash and cash equivalents, end of period                         $ 10,531       $ 22,236
                                                                 ========       ========

Non-cash financing activities:
        Assumption of liability for acquisition                     5,400             --
        Tax benefit related to stock option exercises                  --          2,221
                                                                 --------       --------
        Non-cash financing activities                            $  5,400       $  2,211
                                                                 ========       ========

Supplemental cash flow information:
   Cash payments for interest                                    $     23       $     34
                                                                 ========       ========

   Cash payments for income taxes                                $  1,691       $    352
                                                                 ========       ========



               The accompanying notes are an integral part of the
                       consolidated financial statements

     ITEM 1.D.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     1. The Company and Basis of Presentation

     ORGANIZATION -- Bright Horizons Family Solutions, Inc. (the "Company") was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998 (the "Merger"). The Company provides workplace services for employers and families including childcare, early education and strategic worklife consulting throughout the United States.

     The Company operates its family centers under various types of arrangements, which generally can be classified in two forms: (i) the sponsor model, where the Company operates a family center on or near the premises of a sponsor and gives priority enrollment to the sponsor's employees and (ii) the management contract model, where the Company manages a work-site family center under a cost-plus arrangement, typically for a single employer. The Company receives tuition revenue from parents, and management fees and operating subsidies from corporate sponsors for its childcare services.

     BASIS OF PRESENTATION -- The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and should be read in conjunction with the notes thereto.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of March 31, 2000 and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

     NEW PRONOUNCEMENTS -- The Company will be required to adopt the provisions of Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by Statement of Accounting Standards No. 137, will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The standard will be effective for the Company's financial reporting beginning in the first quarter of fiscal 2001. The Company does not expect the adoption of SFAS 133 to have a material impact on the Company's results of operations, financial condition or cash flows.

     In December 1999, the American Institute of Certified Public Accountants (AICPA) issued Staff Accounting Bulletin (SAB) 101 to clarify the accounting rules on revenue recognition and to provide more specific guidance on existing broad revenue recognition rules. The Company will be required to adopt this new framework beginning in the quarter ending June 30, 2000. The company does not expect the adoption of this bulletin to have a material effect on the Company's results of operations, financial condition or cash flows.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board (APB) Opinion No. 25." This interpretation provides guidance on the application of APB Opinion No. 25 including (1) the definition of an employee, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000 and the effects of applying the Interpretation are recognized on a prospective basis. The Company does not expect the adoption of this Interpretation to have a material impact on the Company's results of operations, financial condition or cash flows.

     RECLASSIFICATIONS -- Certain amounts in the prior year financial statements have been reclassified to conform with the current year's presentation.

     2. Line of Credit

     The Company entered into a $40.0 million unsecured line of credit for working capital, acquisition financing and general corporate purposes with two banks effective March 30, 2000. The credit facility consists of a revolving line of credit, which expires on June 30, 2002, at which time any outstanding indebtedness will be converted into a three-year term loan. At the Company's option, the line of credit will bear interest at either i) Prime, or ii) LIBOR plus a spread based on debt levels and coverage ratios. The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios, and prohibits the payment of dividends without bank approval. No amounts have been advanced under the facility as of March 31, 2000. This facility replaces the line of credit facility that the Company had in place at December 31, 1999.

     3. Earnings Per Share

     Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", ("SFAS 128"), which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. For the three-month periods ended March 31, 2000 and 1999, the Company had no warrants or preferred stock outstanding.

     The following tables present information necessary to calculate earnings per share:



                                                           Three months Ended March 31, 2000
                                                 --------------------------------------------------
                                                   Earnings              Shares         Per Share
                                                  (Numerator)         (Denominator)       Amount
                                                  -----------         -------------       ------
     Basic earnings per share:
     Income available to common stockholders      $ 2,312,000          11,820,000         $ 0.20
                                                                                          ======
     Effect of dilutive securities:
           Stock options                                   --             502,000
                                                  -----------          ----------
     Diluted earnings per share                   $ 2,312,000          12,322,000         $ 0.19
                                                  ===========          ==========         ======

                                                           Three months Ended March 31, 1999
                                                 -------------------------------------------------
                                                    Earnings             Shares         Per Share
                                                  (Numerator)         (Denominator)       Amount
                                                  -----------         -------------       ------
     Basic earnings per share:
     Income available to common stockholders      $ 1,905,000          11,785,000         $ 0.16
                                                                                          ======
     Effect of dilutive securities:
           Stock options                                   --             952,000
                                                  -----------          ----------
     Diluted earnings per share                   $ 1,905,000          12,737,000         $ 0.15
                                                  ===========          ==========         ======


     In the three months ended March 31, 2000 and 1999 the weighted average number of stock options excluded from the above calculation of earnings per share was approximately 548,000 and 3,000, respectively, as they were anti-dilutive.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference for a description of a number of risks and uncertainties which could affect actual results.

     General

     The Company provides workplace services for employers and families, including childcare, early education and strategic worklife consulting, operating 309 child development centers at March 31, 2000. During the three month period ending March 31, 2000 the Company opened 11 new family centers, and closed 2 family centers which were not meeting operating objectives and/or were transitioned to other providers. The Company has the capacity to serve more than 37,000 children in 35 states and the District of Columbia and has partnerships with many of the nation's leading employers, including 75 Fortune 500 companies. Working Mother's 1999 list of the "100 Best Companies for Working Mothers" includes 45 clients of the Company. Historical revenue growth has primarily resulted from the addition of new family centers as well as increased enrollment at existing family centers. The Company reports its operating results on a calendar year basis.

     The Company's business is subject to seasonal and quarterly fluctuations. Demand for child care and early education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company's services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the remainder of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the sponsorship model mix of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

     RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of revenue for the three-month periods ended March 31, 2000 and 1999:



                                                          Three Months Ended
                                                               March 31,
                                                         2000            1999
                                                         ----            ----
              Revenue                                   100.0%           100.0%
              Cost of services                           85.3             85.7
                                                        -----            -----
                   Gross profit                          14.7             14.3
              Selling, general & administrative           8.3              8.8
              Amortization                                0.6              0.4
                                                        -----            -----
                   Income from operations                 5.8              5.1
              Net interest income                         0.1              0.4
                                                        -----            -----
              Income before income taxes                  5.9              5.5
              Income tax provision                        2.4              2.2
                                                        -----            -----
              Net income                                  3.5%             3.3%
                                                        =====            =====


     Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

     Revenue. Revenue increased $8.1 million, or 14.0%, to $66.6 million for the three months ended March 31, 2000 from $58.5 million for the three months ended March 31, 1999. The growth in revenues is primarily attributable to the net addition of 25 family centers since March 31, 1999, modest growth in the existing base of family centers and tuition increases at existing centers of approximately 3% to 5%.

     Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs which includes depreciation, supplies and other expenses incurred at the center level. Gross profit increased $1.4 million, or 16.8%, to $9.8 million for the three months ended March 31, 2000 from $8.4 million for the three months ended March 31, 1999. As a percentage of revenue, gross profit increased to 14.7% for the three months ended March 31, 2000 compared to 14.3% for the same period in 1999.

     The Company showed a modest increase in gross profit margins for the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 as a result of a greater proportion of centers achieving mature operating levels and due to the closure of underperforming centers over the past 24 months which had substantially lower center margins on average. The Company also experienced stronger operating performance in newer family centers that have been open less than two years, as compared to family centers open less than two years in the same period in 1999, while maintaining operating margins at centers open more than two years.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and development expenses for new and existing centers. Selling, general and administrative expenses increased $416,000, or 8.1%, to $5.5 million for the three months ended March 31, 2000 from $5.1 million for the three months ended March 31, 1999. As a percentage of revenue, selling, general and administrative expenses decreased to 8.3% for the three months ended March 31, 2000 from 8.8% for the same 1999 period.

     The decrease in selling, general and administrative expenses as a percentage of revenue during the first three months of this year is primarily attributable to a larger revenue base and increased efficiencies. The dollar increase is primarily attributable to investments in regional and divisional management, sales personnel, and general corporate and administrative personnel necessary to support long term growth.

     Income from Operations. Income from operations totaled $3.9 million for the three months ended March 31, 2000, an increase of $859,000, or 28.5%, from $3.0 million in the same 1999 period.

     Net Interest Income. Net interest income of approximately $75,000 for the three months ended March 31, 2000 decreased $136,000 from $211,000 of net interest income for the three months ended March 31, 1999. The decrease in interest income is attributable to lower levels of invested cash from the same period in 1999.

     Income Taxes Provision. The Company's effective income tax rate was approximately 41.5% for the three months ended March 31, 2000 compared to 41.0% for the three months ended March 31, 1999. Management expects the increase in the tax rate from the prior period to remain in effect throughout 2000.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary sources of liquidity have been existing cash balances and cash flow from operations, supplemented by borrowing capacity under the Company's revolving line of credit. The Company had working capital of $1.9 million and $3.3 million as of March 31, 2000 and December 31, 1999, respectively.

     Cash provided from operations increased to $3.2 million for the three months ended March 31, 2000, from $2.5 million for the three months ended March 31, 1999. The increase in cash provided by operations is the result of a smaller overall net increase in accounts receivable than in the three months ended March 31, 1999. Increases in net income before depreciation and amortization, and deferred revenue also contributed to the increase in cash flow provided by operations. These amounts were offset by a larger decrease in accounts payable and accrued expenses, net of acquired amounts, in the three months ended March 31, 2000, as compared to the period ended March 31, 1999, and is primarily attributable to a reduction of accrued payroll costs from year end. In addition, the Company was subject to increased cash expenditures for income taxes in the period ended March 31, 2000.

     Cash used for investing activities increased to $5.5 million for the three months ended March 31, 2000 from $3.8 million for the three months ended March 31, 1999. The increase was primarily the result of capital expenditures for the addition of fixed assets. Of the $4.8 million of fixed asset additions for the three months ended March 31, 2000, approximately $3.7 million relates to new family centers, with the remaining balance being primarily utilized for the refurbishment and expansion of existing family centers. Management expects the current level of center related fixed asset spending to remain the same for the remainder of 2000.

     Cash provided by financing activities decreased to $57,000 for the three months ended March 31, 2000, from $3.1 million for the three months ended March 31, 1999. During the three months ended March 31, 2000, the Company received $61,000 in net proceeds from the issuance of Common Stock associated with the exercise of stock options, as compared to $3.6 million in the same period in 1999.

     On March 30, 2000 the Company entered into a $40.0 million credit facility with two banks which is available to fund working capital and general corporate purposes, which may include the financing of potential acquisitions and new centers under development. No amounts have been advanced under the facility as of March 31, 2000.

     Management believes that funds provided by operations and the Company's existing cash and cash equivalent balances and borrowings available under the line of credit will be adequate to meet planned operating and capital expenditure needs for at least the next 18 months. However, if the Company were to make any significant acquisitions or make significant investments in the purchase of facilities for new or existing centers for corporate sponsors, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

         ITEM 1.  Legal Proceedings:

                  Not Applicable

         ITEM 2.  Changes in Securities and Use of Proceeds:

                  Not applicable

         ITEM 3.  Defaults Upon Senior Securities:

                  None

         ITEM 4.  Submission of Matters to a Vote of Security Holders:

                  None

         ITEM 5.  Other information:

                  Not Applicable

         ITEM 6.  Exhibits and Reports on Form 8-K:

                  (a) Exhibits:

                      Exhibit 10.1 - Credit Agreement, dated as of March 30, 2000, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Fleet National Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request).

                      Exhibit 10.2 - Revolving Credit Note, dated March 30, 2000, payable to the Bank of America, N.A. in the principal amount of $15,000,000.

                      Exhibit 10.3 - Revolving Credit Note, dated March 30, 2000, payable to the Fleet National Bank in the principal amount of $25,000,000.

                      Exhibit 27 (for SEC use only)

                  (b) Reports on Form 8-K:

                      None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 12, 2000

                                    BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



                                    By: /s/ Elizabeth J. Boland
                                        ----------------------------------------
                                        Elizabeth J. Boland
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                  EXHIBIT INDEX

10.1 Credit Agreement, dated as of March 30, 2000, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Fleet National Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request).

10.2 Revolving Credit Note, dated March 30, 2000, payable to Bank of America, N.A. in the principal amount of $15,000,000.

10.3 Revolving Credit Note, dated March 30, 2000, payable to Fleet National Bank in the principal amount of $25,000,000.

27       Financial Data Schedule (for Commission use only)