Form 10-Q
period 2000-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2000-08-11
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.


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


                            200 Talcott Avenue South
                               Watertown, MA 02472
                     (Address of principal executive office)


                                 (617) 673-8000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 11,888,557 shares of common stock, $.01 par value, at August 4, 2000.

                                    FORM 10-Q
                                      INDEX

                                                                                    Page
                                                                                   Number
PART I.      FINANCIAL INFORMATION

ITEM  1.     Consolidated Financial Statements

             A.  Consolidated Balance Sheets at June 30, 2000 and
                 December 31, 1999 (Unaudited)                                        3

             B.  Consolidated Statements of Operations for the Three and Six
                 Months ended June 30, 2000 and 1999 (Unaudited)                      4

             C.  Consolidated Statements of Cash Flows for the Six Months ended
                 June 30, 2000 and 1999 (Unaudited)                                   5

             D.  Notes to Consolidated Financial Statements (Unaudited)               6

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                   10

ITEM 3.      Quantitative and Qualitative Disclosure about Market Risk               14

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings                                                       15

ITEM 2.      Changes in Securities and Use of Proceeds                               15

ITEM 3.      Defaults Upon Senior Securities                                         15

ITEM 4.      Submission of Matters to a Vote of Security Holders                     15

ITEM 5.      Other information                                                       16

ITEM 6.      Exhibits and Reports on Form 8-K                                        16

SIGNATURES                                                                           17

EXHIBIT INDEX                                                                        18

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Condensed Balance Sheets
                        (in thousands except share data)
                                   (Unaudited)

                                                                         June 30,      December 31,
                                                                           2000            1999
ASSETS

Current assets:

      Cash and cash equivalents                                          $   7,429       $  12,752
      Accounts receivable, net                                              18,712          17,858
      Prepaid expenses and other current assets                              2,582           2,251
      Current deferred tax asset                                             4,966           4,966
                                                                         ---------       ---------
            Total current assets                                            33,689          37,827

Fixed assets, net                                                           56,775          48,437
Goodwill and other intangible assets, net                                   22,716          15,909
Non-current deferred tax asset                                               4,192           4,192
Other assets                                                                 1,344             708
                                                                         ---------       ---------
            Total assets                                                 $ 118,716       $ 107,073
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Current portion of long-term debt and
            obligations under capital leases                             $     172       $     172
      Accounts payable and accrued expenses                                 26,640          23,017
      Deferred revenue, current portion                                     13,091           9,462
      Income tax payable                                                        18             780
      Other current liabilities                                                998           1,054
                                                                         ---------       ---------
            Total current liabilities                                       40,919          34,485

Long-term debt and obligations under
      capital leases, net of current portion                                   496             515
Accrued rent                                                                 1,305           1,400
Other long-term liabilities                                                  2,746           2,692
Deferred revenue, net of current portion                                     6,041           5,695
                                                                         ---------       ---------
            Total liabilities                                               51,507          44,787
                                                                         ---------       ---------

Stockholders' equity:

Common Stock $.01 par value
      Authorized: 30,000,000 shares
      Issued: 12,339,000 and 12,310,000 shares at June 30, 2000 and
          December 31, 1999, respectively
      Outstanding: 11,844,000 and 11,815,000 at June 30, 2000 and
          December 31, 1999, respectively                                      123             123
Additional paid in capital                                                  75,753          75,641
Treasury stock, 495,000 shares at cost                                      (7,081)         (7,081)
Accumulated deficit                                                         (1,586)         (6,397)
                                                                         ---------       ---------
            Total stockholders' equity                                      67,209          62,286
                                                                         ---------       ---------
Total liabilities and stockholders' equity                               $ 118,716       $ 107,073
                                                                         =========       =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Operations
                      (in thousands except per share data)
                                   (Unaudited)

                                          Three months ended           Six months ended
                                                June 30,                   June 30,
                                          2000          1999          2000         1999
Revenues                                 $72,066      $ 60,960      $138,688      $119,421
Cost of services                          61,306        52,096       118,146       102,183
                                         -------      --------      --------      --------
       Gross profit                       10,760         8,864        20,542        17,238

Selling, general and administrative        6,046         5,267        11,589        10,394

Amortization                                 480           217           842           446
                                         -------      --------      --------      --------

       Income from operations              4,234         3,380         8,111         6,398

Net interest income                           49           145           124           356
                                         -------      --------      --------      --------

Income before tax                          4,283         3,525         8,235         6,754

Income tax provision                       1,784         1,446         3,424         2,770
                                         -------      --------      --------      --------

Net income                               $ 2,499      $  2,079      $  4,811      $  3,984
                                         =======      ========      ========      ========

Earnings per share - basic               $  0.21      $   0.17      $   0.41      $   0.33
                                         =======      ========      ========      ========

Weighted average shares - basic           11,836        12,095        11,828        11,942
                                         =======      ========      ========      ========

Earnings per share - diluted             $  0.20      $   0.16      $   0.39      $   0.31
                                         =======      ========      ========      ========

Weighted average shares - diluted         12,345        12,753        12,334        12,745
                                         =======      ========      ========      ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                          Six months ended June 30,
                                                                             2000          1999
Net income                                                                 $  4,811       $  3,984

Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation and amortization                                      3,348          2,310
           Asset writedowns and loss on disposal of fixed assets                 14             21
Changes in assets and liabilities:
           Accounts receivable, trade                                          (728)        (4,221)
           Income taxes receivable                                               --          2,259
           Prepaid expenses and other current assets                             82         (1,323)
           Accounts payable and accrued expenses                              1,981          1,964
           Income taxes payable                                                (758)            --
           Deferred revenue                                                   3,625          1,077
           Accrued rent                                                         (45)           (77)
           Other long-term assets                                              (133)           517
           Other current and long-term liabilities                             (183)            22
                                                                           --------       --------
                     Net cash provided by operating activities               12,014          6,533
                                                                           --------       --------
Cash flows from investing activities:
           Additions to fixed assets, net of acquired amounts                (9,256)        (6,444)
           Proceeds from disposal of fixed assets                                19             15
           Increase in other assets                                            (503)          (400)
           Payments for acquisitions, net of cash acquired                   (7,690)          (587)
                                                                           --------       --------
                     Net cash used for investing activities                 (17,430)        (7,416)
                                                                           --------       --------
Cash flows from financing activities:
           Proceeds from issuance of common stock                               112          4,207
           Principal payments of long term debt and
                obligations under capital leases                                (19)          (517)
                                                                           --------       --------
                     Net cash provided by financing activities                   93          3,690
                                                                           --------       --------

Net (decrease) increase in cash and cash equivalents                         (5,323)         2,807

Cash and cash equivalents, beginning of period                               12,752         20,439
                                                                           --------       --------
Cash and cash equivalents, end of period                                   $  7,429       $ 23,246
                                                                           ========       ========
Non-cash financing activities:
           Tax benefit related to stock option exercises                   $     --       $  2,406
                                                                           ========       ========
Supplemental cash flow information:
      Cash payments for interest                                           $     87       $     43
                                                                           ========       ========
      Cash payments for income taxes                                       $  4,190       $    591
                                                                           ========       ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements

ITEM 1.D. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

ORGANIZATION - Bright Horizons Family Solutions, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998 (the "Merger"). The Company provides workplace services for employers and families including childcare, early education and strategic worklife consulting throughout the United States and the United Kingdom.

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of June 30, 2000, the results of its operations for the three and six month periods ended June 30, 2000 and 1999, and its cash flows for the six month periods ended June 30, 2000 and 1999, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

FOREIGN OPERATIONS - In the three month period ended June 30, 2000 the Company acquired Nurseryworks Limited, based in London, England which operates nine child care centers in the greater London area. In addition, the Company assumed the operation of three child care centers for the U.S. Navy in Guam. The assets and liabilities of the Company's United Kingdom subsidiaries, which are not material to the Company's consolidated financial statements, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders' equity.

NEW PRONOUNCEMENTS - Beginning in the first quarter of fiscal 2001 the Company will be required to adopt the provisions of Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by Statement of Accounting Standards No. 137, will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The Company does not expect the adoption of SFAS 133 to have a material impact on the Company's results of operations, financial condition or cash flows.

In December 1999, the American Institute of Certified Public Accountants (AICPA) issued Staff Accounting Bulletin (SAB) 101 to clarify the accounting rules on revenue recognition and to provide more specific guidance on existing broad revenue recognition rules. The Company will be required to adopt this new framework beginning in the quarter ending December 31, 2000. The Company does not expect the adoption of this bulletin to have a material effect on the Company's results of operations, financial condition or cash flows.

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

2. Line of Credit

The Company entered into a $40.0 million unsecured line of credit for working capital, acquisition financing and general corporate purposes with two banks effective March 30, 2000. The credit facility consists of a revolving line of credit, which expires on June 30, 2002, at which time any outstanding indebtedness will be converted into a three-year term loan. At the Company's option, the line of credit will bear interest at either i) Prime or ii) LIBOR plus a spread based on debt levels and coverage ratios.

The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios, and prohibits the payment of dividends without bank approval. No amounts have been advanced under the facility as of June 30, 2000. This facility replaces the line of credit facility that the Company had in place at December 31, 1999.

3. Earnings Per Share

Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", ("SFAS 128"), which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares include stock options, warrants and preferred stock, and are determined using the modified treasury stock method

The following tables present information necessary to calculate earnings per share:

                                                  Three months ended June 30, 2000
                                             -----------------------------------------
                                              Earnings        Shares         Per Share
                                             (Numerator)   (Denominator)       Amount
                                             -----------   -------------     ---------
Basic earnings per share:
Income available to common stockholders      $2,499,000      11,836,000      $   0.21
                                                                             ========
Effect of dilutive securities:
      Stock options                                  --         509,000
                                             ----------      ----------
Diluted earnings per share                   $2,499,000      12,345,000      $   0.20
                                             ==========      ==========      ========


                                                  Three months ended June 30, 1999
                                             -----------------------------------------
                                              Earnings        Shares         Per Share
                                             (Numerator)   (Denominator)       Amount
                                             -----------   -------------     ---------
Basic earnings per share:
Income available to common stockholders      $2,079,000      12,095,000      $   0.17
                                                                             ========
Effect of dilutive securities:
      Stock options                                  --         658,000
                                             ----------      ----------
Diluted earnings per share                   $2,079,000      12,753,000      $   0.16
                                             ==========      ==========      ========


                                                   Six months ended June 30, 2000
                                             -----------------------------------------
                                              Earnings        Shares         Per Share
                                             (Numerator)   (Denominator)       Amount
                                             -----------   -------------     ---------
Basic earnings per share:
Income available to common stockholders      $4,811,000      11,828,000      $   0.41
                                                                             ========
Effect of dilutive securities:
      Stock options                                  --         506,000
                                             ----------      ----------
Diluted earnings per share                   $4,811,000      12,334,000      $   0.39
                                             ==========      ==========      ========

                                                   Six months ended June 30, 1999
                                             -----------------------------------------
                                              Earnings        Shares         Per Share
                                             (Numerator)   (Denominator)       Amount
                                             -----------   -------------     ---------
Basic earnings per share:
Income available to common stockholders      $3,984,000      11,942,000      $   0.33
                                                                             ========
Effect of dilutive securities:
      Stock options                                  --         803,000
                                             ----------      ----------
Diluted earnings per share                   $3,984,000      12,745,000      $   0.31
                                             ==========      ==========      ========



The weighted average number of shares excluded from the above calculations for the three month and six months ended June 30, 2000 were 546,917 and 547,228 respectively, and 60,105 and 31,648 for the three and six months ended June 30, 1999, respectively as their effect would be anti-dilutive.

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

General

The Company provides workplace services for employers and families, including childcare, early education and strategic worklife consulting, operating 325 family centers at June 30, 2000. The Company has the capacity to serve more than 40,000 families in 34 states, the District of Columbia, the United Kingdom and the Pacific rim. The Company has partnerships with many of the nation's leading employers, including 75 Fortune 500 companies. Working Mother's 1999 list of the "100 Best Companies for Working Mothers" includes 45 clients of the Company. The Company's historical revenue growth has been primarily due to the addition of new family centers as well as increased enrollment at existing family centers. The Company reports its operating results on a calendar year basis.

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

In the three month period ended June 30, 2000 the Company acquired Nurseryworks Limited, based in London, England which operates nine child care centers in the greater London area. In addition, the Company assumed the operation of three child care centers for the U.S. Navy in Guam. The operations of the Company's non-domestic child care centers are not material to the Company's operating results, financial position or cash flows.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenue for the three and six month periods ending June 30, 2000 and 1999:

                                         Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                          2000        1999       2000        1999
Net revenues                             100.0%      100.0%      100.0%      100.0%
Cost of services                          85.1        85.5        85.2        85.6
                                         -----       -----       -----       -----
     Gross profit                         14.9        14.5        14.8        14.4
Selling, general & administrative          8.4         8.6         8.4         8.7
Amortization                               0.6         0.3         0.6         0.4
                                         -----       -----       -----       -----
     Income from operations                5.9         5.6         5.8         5.3
Interest income                            0.1         0.2         0.1         0.3
                                         -----       -----       -----       -----
Income before income taxes                 6.0         5.8         5.9         5.6
Income tax provisions                      2.5         2.4         2.4         2.3
                                         -----       -----       -----       -----
Net income                                 3.5%        3.4%        3.5%        3.3%
                                         =====       =====       =====       =====

Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999

Net Revenues. Net revenues increased $11.1 million, or 18.2%, to $72.1 million for the three months ended June 30, 2000 from $61.0 million for the three months ended June 30, 1999. Net revenues increased $19.3 million, or 16.1%, to $138.7 million for the six months ended June 30, 2000 from $119.4 million for the six months ended June 30, 1999. The growth in revenues is attributable to the net addition of 40 child development centers since June 30, 1999, enrollment increases in the Company's newer family centers, and tuition increases at existing centers of approximately 4% to 6%.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs including depreciation, supplies and other expenses incurred at the center level. Gross profit increased $1.9 million, or 21.4%, to $10.8 million for the three months ended June 30, 2000 from $8.9 million for the three months ended June 30, 1999. As a percentage of net revenues, gross profit increased to 14.9% for the three months ended June 30, 2000 compared to 14.5% for the same period in 1999. Gross profit increased $3.3 million, or 19.2%, to $20.5 million for the six months ended June 30, 2000 from $17.2 million for the six months ended June 30, 1999. As a percentage of net revenues, gross profit was 14.8% for the six months ended June 30, 2000, compared to 14.4% for the same period in 1999.

The Company showed an increase in gross profit margin for the three and six month periods ending June 30, 2000 compared to the same periods in 1999 as a result of a greater proportion of centers achieving mature operating levels, strong enrollment in newer family centers and proportionately lower operating costs in certain family centers arising from operating efficiency measures. Finally, since June 30, 1999 eight family centers have been closed or transitioned to other service providers. The closing and transition of underperforming centers also contributed to the improvement in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and marketing and development expenses for new and existing centers. Selling, general and administrative expenses increased $779,000, or 14.8%, to $6.0 million for the three months ended June 30, 2000 from $5.3 million for the three months ended June 30, 1999. As a percentage of net revenues, selling, general and administrative expenses decreased to 8.4% for the three months ended June 30, 2000 from 8.6% for the same 1999 period. Selling, general and administrative expenses increased $1.2 million, or 11.5%, to $11.6 million for the six months ended June 30, 2000 from $10.4 million for the six months ended June 30, 1999. As a percentage of net revenues, selling, general and administrative expenses decreased to 8.4% for the six months ended June 30, 2000 from 8.7% for the six months ended June 30, 1999.

The decrease in selling and general administrative expenses as a percentage of revenue during the first six months of this year is primarily attributable to a larger revenue base and increased efficiencies. The dollar increase is primarily attributable to investments in regional management, sales personnel, and operations personnel necessary to support long term growth.

Amortization. Amortization increased $263,000, or 121.2%, to $480,000 for the three months ended June 30, 2000 from $217,000 for the three months ended June 30, 1999. Amortization increased $396,000, or 88.8%, to $842,000 for the six months ended June 30, 2000 from $446,000 for the six months ended June 30, 1999. The increase is attributable to the amortization of intangible assets arising from acquisitions.

Income from Operations. Income from operations increased 25.3%, or $854,000, to $4.2 million for the three months ended June 30, 2000 from $3.4 million for the three months ended June 30, 1999. Income from operations increased 26.8%, or $1.7 million, to $8.1 million for the six months ended June 30, 2000 from $6.4 million for the six months ended June 30, 1999.

Net Interest Income. Net interest income of $49,000 for the three months ended June 30, 2000 decreased $96,000 from $145,000 of net interest income for the three months ended June 30, 1999. Net interest income of $124,000 for the six months ended June 30, 2000 decreased $232,000 from $356,000 of net interest income for the six months ended June 30, 1999. The decrease in net interest income is attributable to lower levels of invested cash.

Income Taxes Provision. The Company's effective income tax rate was approximately 41.6% for the three months and six month periods ended June 30, 2000 and 41.0% for the three and six month periods ended June 30, 1999. Management expects the increase in tax rate from 1999 to remain in effect throughout 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing family centers and the addition of new family centers through development or acquisition. The Company's primary source of liquidity has been from cash provided by operating activities. The Company had deficit working capital of $7.2 million as of June 30, 2000 and working capital of $3.3 million as of December 31, 1999. The decrease in working capital is the result of the utilization of surplus cash and cash equivalent balances to fund long term investments in fixed assets, new family centers, and the funding of acquisitions. Management believes that the Company will continue to operate with a working capital deficit for the next 6 to 12 months after which time the Company anticipates it will generate cash flow from operating activities in excess of its projected investment needs.

Cash provided by operating activities totaled $12.0 million for the six months ended June 30, 2000, compared to $6.5 million for the six months ended June 30, 1999. The increase in cash provided by operations is the result of a smaller overall net increase in accounts receivable in 2000 due to improved timing of collections, increases in net income before depreciation and amortization and additional deferred revenue. These amounts were offset by an increase in payments for income taxes in the period ended June 30, 2000.

Cash used in investing activities increased to $17.4 million for the six months ended June 30, 2000, from $7.4 million for the six months ended June 30, 1999. In addition to acquisitions of child care centers, totaling $7.7 million in 2000, the Company had $9.3 million of fixed asset additions for the six months ended June 30, 2000. Of the $9.3 million of fixed asset additions approximately $6.2 million relates to new family centers, $2 million related expenditures at the corporate level, including the relocation of the Company's corporate office, with the remaining balance being used primarily for the refurbishment and expansion of existing family centers. Management expects the current level of fixed asset spending to decrease slightly for the remainder of 2000.

Cash provided by financing activities decreased to $93,000 for the six months ended June 30, 2000, from $3.7 million for the six months ended June 30, 1999. During the six months ended June 30, 2000, the Company received $112,000 in net proceeds from the issuance of common stock, as compared to $4.2 million in the same period in 1999. In the six months ended June 30, 2000, the Company repaid long-term debt of $19,000.

Management believes that funds provided by operations, the Company's existing cash and cash equivalent balances and borrowings available under the line of credit will be adequate to meet planned operating and capital expenditure needs for at least the next 18 months. However, if the Company were to make any significant acquisition(s) or make significant investment(s) in facilities for new or existing centers for corporate sponsors, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Foreign Currency Exchange Rate Risk

The Company's exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with the United Kingdom subsidiaries.

The assets and liabilities of the Company's United Kingdom subsidiaries, whose functional currency is the British pound, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for the subsidiaries are included in cumulative translation adjustment in stockholders' equity.

The Company operates subsidiaries in the United Kingdom. Such subsidiaries are not material to the Company's consolidated results of operations; therefore, the impact of a 10% change in the exchange would not have a significant impact on the Company's results of operations or financial position.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings:

Not Applicable

ITEM 2. Changes in Securities and Use of Proceeds:

None

ITEM 3. Defaults Upon Senior Securities:

None

ITEM 4. Submission of Matters to a Vote of Security Holders:

The Company held its annual meeting of stockholders on May 25, 2000. At the annual meeting, the stockholders of the Company voted to elect three Class II directors for a term of three years and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:

               Nominee                         For           Against/Withheld
          E. Townes Duncan                  10,623,694              4,929
          Sara Lawrence-Lightfoot           10,623,430              5,193
          Marguerite W. Sallee              10,623,580              5,043

In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

                  Name                                     Term Expires
          William H. Donaldson                                 2001
          Fred K. Foulkes                                      2001
          Linda A. Mason                                       2001
          Ian M. Rolland                                       2001
          JoAnne Brandes                                       2002
          Joshua Bekenstein                                    2002
          Roger H. Brown                                       2002
          Robert D. Lurie                                      2002

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

        (b) Reports on Form 8-K.

            None

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

   Date: August 9, 2000

                              BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

                                 By: /s/ Elizabeth Boland
                                     ------------------------------------------
                                         Elizabeth Boland
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                  EXHIBIT INDEX



     27          Financial Data Schedule (for Commission use only)