Form 10-Q
period 2000-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2000-11-13
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 11,972,848 shares of common stock, $.01 par value, at November 3, 2000.

                                    FORM 10-Q
                                      INDEX

                                                                                                         Page
                                                                                                        Number
PART I.   FINANCIAL INFORMATION

ITEM  1.  Consolidated Financial Statements

          A.  Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31,
              1999                                                                                         3

          B.  Consolidated Statements of Operations for the Three and Nine Months ended
              September 30, 2000 and 1999 (Unaudited)                                                      4

          C.  Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2000
              and 1999 (Unaudited)                                                                         5

          D.  Notes to Consolidated Financial Statements (Unaudited)                                       6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           10

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk                                       14

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                               15

ITEM 2.   Changes in Securities and Use of Proceeds                                                       15

ITEM 3.   Defaults Upon Senior Securities                                                                 15

ITEM 4.   Submission of Matters to a Vote of Security Holders                                             15

ITEM 5.   Other information                                                                               15

ITEM 6.   Exhibits and Reports on Form 8-K                                                                15

SIGNATURES                                                                                                16

EXHIBIT INDEX                                                                                             17

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Condensed Balance Sheets
                        (in thousands except share data)


                                                                                September 30,         December 31,
                                                                                     2000                 1999
                                                                                 (Unaudited)
ASSETS

Current assets:

      Cash and cash equivalents                                                   $    5,240          $   12,752
      Accounts receivable, net                                                        22,603              17,858
      Prepaid expenses and other current assets                                        4,054               2,251
      Prepaid income taxes                                                             1,322                  --
      Current deferred tax asset                                                       4,966               4,966
                                                                                  ----------          ----------
            Total current assets                                                      38,185              37,827

Fixed assets, net                                                                     59,337              48,437
Goodwill and other intangible assets, net                                             22,202              15,909
Non-current deferred tax asset                                                         4,192               4,192
Other assets                                                                           1,233                 708
                                                                                  ----------          ----------
            Total assets                                                          $  125,149          $  107,073
                                                                                  ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Line of Credit                                                              $    5,474          $       --
      Current portion of long-term debt and
            obligations under capital leases                                             172                 172
      Accounts payable and accrued expenses                                           24,039              23,017
      Deferred revenue, current portion                                               11,161               9,462
      Income tax payable                                                                  --                 780
      Other current liabilities                                                        1,174               1,054
                                                                                  ----------          ----------

            Total current liabilities                                                 42,020              34,485

Long-term debt and obligations under
      capital leases, net of current portion                                             490                 515
Accrued rent                                                                           1,668               1,400
Other long-term liabilities                                                            2,790               2,692
Deferred revenue, net of current portion                                               7,367               5,695
                                                                                  ----------          ----------
            Total liabilities                                                         54,335              44,787
                                                                                  ----------          ----------

Stockholders' equity:

Common Stock $.01 par value
      Authorized: 30,000,000 shares
      Issued: 12,462,000 and 12,310,000 shares at September 30, 2000 and
          December 31, 1999, respectively
      Outstanding: 11,967,000 and 11,815,000 at September 30, 2000 and
          December 31, 1999, respectively                                                125                 123
Additional paid in capital                                                            77,096              75,641
Treasury stock, 495,000 shares, at cost                                               (7,081)             (7,081)
Retained earnings (deficit)                                                              674              (6,397)
                                                                                  ----------          ----------
            Total stockholders' equity                                                70,814              62,286
                                                                                  ----------          ----------

            Total liabilities and stockholders' equity                            $  125,149          $  107,073
                                                                                  ==========          ==========

                 The accompanying notes are an integral part of
                the consolidated condensed financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Operations
                      (in thousands except per share data)
                                   (Unaudited)


                                                 Three months ended                 Nine months ended
                                                    September 30,                     September 30,
                                               2000             1999             2000              1999

Revenues                                     $ 74,504         $ 61,139         $213,192          $180,560
Cost of services                               63,889           52,774          182,035           154,957
                                             --------         --------         --------          --------
       Gross profit                            10,615            8,365           31,157            25,603

Selling, general and administrative             6,245            5,172           17,834            15,566

Amortization                                      527              229            1,369               675
                                             --------         --------         --------          --------

       Income from operations                   3,843            2,964           11,954             9,362

Net interest income                                38              211              162               567
                                             --------         --------         --------          --------

Income before tax                               3,881            3,175           12,116             9,929

Income tax provision                            1,621            1,299            5,045             4,069
                                             --------         --------         --------          --------

Net income                                   $  2,260         $  1,876         $  7,071          $  5,860
                                             ========         ========         ========          ========


Earnings per share - basic                   $   0.19         $   0.15         $   0.60          $   0.49
                                             ========         ========         ========          ========

Weighted average shares - basic                11,914           12,104           11,857            11,996
                                             ========         ========         ========          ========


Earnings per share - diluted                 $   0.18         $   0.15         $   0.57          $   0.46
                                             ========         ========         ========          ========

Weighted average shares - diluted              12,667           12,608           12,445            12,699
                                             ========         ========         ========          ========


                 The accompanying notes are an integral part of
                the consolidated condensed financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                             Nine months ended September 30,
                                                                                 2000               1999

Net income                                                                     $  7,071           $  5,860

Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation and amortization                                          5,234              3,534
           Asset writedowns and loss on disposal of fixed assets                     11                 24
           Non cash expenses                                                         16                 --
Changes in assets and liabilities:
           Accounts receivable, trade                                            (4,619)            (4,399)
           Prepaid income taxes                                                  (1,322)             2,486
           Prepaid expenses and other current assets                             (1,395)              (596)
           Accounts payable and accrued expenses                                   (406)            (2,034)
           Income taxes payable                                                    (777)                --
           Deferred revenue                                                       2,962                769
           Accrued rent                                                             268                (89)
           Other long-term assets                                                  (222)               516
           Other current and long-term liabilities                                  (39)               102
                                                                               --------           --------
                     Net cash provided by operating activities                    6,782              6,173
                                                                               --------           --------

Cash flows from investing activities:
           Additions to fixed assets, net of acquired amounts                   (13,186)           (11,605)
           Proceeds from disposal of fixed assets                                    23                 20
           Increase in other assets                                                (303)              (400)
           Payments for acquisitions, net of cash acquired                       (7,690)              (832)
                                                                               --------           --------
                     Net cash used for investing activities                     (21,156)           (12,817)
                                                                               --------           --------

Cash flows from financing activities:
           Purchase of treasury stock                                                --             (4,682)
           Proceeds from issuance of common stock                                 1,413              4,622
           Principal payments of long term debt and
                     obligations under capital leases                               (25)              (532)
           Borrowing through line of credit                                      10,674                 --
           Payments on line of credit                                            (5,200)                --
                                                                               --------           --------
                     Net cash provided(used) by financing activities              6,862               (592)
                                                                               --------           --------

Net decrease in cash and cash equivalents                                        (7,512)            (7,236)

Cash and cash equivalents, beginning of period                                   12,752             20,439
                                                                               --------           --------

Cash and cash equivalents, end of period                                       $  5,240           $ 13,203
                                                                               ========           ========

Non-cash investing activities:
      Transfer of fixed assets in connection
            with child care center management contract                         $     --           $  2,300
                                                                               ========           ========
Non-cash financing activities:
           Options issued in connection with acquisition                             28                 --
           Tax benefit related to stock option exercises                       $     --           $  2,481
                                                                               ========           ========


Supplemental cash flow information:
      Cash payments for interest                                               $     94           $     45
                                                                               ========           ========

      Cash payments for income taxes                                           $  7,161           $  1,666
                                                                               ========           ========


                 The accompanying notes are an integral part of
                the consolidated condensed financial statements

ITEM 1.D. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company and Basis of Presentation

ORGANIZATION - Bright Horizons Family Solutions, Inc. (the "Company") was incorporated under the laws of the State of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998 (the "Merger"). The Company provides workplace services for employers and families including childcare, early education and strategic worklife consulting throughout the United States and in the United Kingdom.

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 2000 and 1999, and its cash flows for the nine month periods ended September 30, 2000 and 1999, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

FOREIGN OPERATIONS - In April 2000 the Company assumed the operation of three child care centers for the U.S. Navy in Guam. Additionally, in May 2000 the Company acquired Nurseryworks Limited, based in London, England which operates nine child care centers in the greater London area. The assets and liabilities of the Company's United Kingdom subsidiaries, which are not material to the Company's consolidated financial statements, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar will be included as a cumulative translation adjustment in stockholders' equity. At September 30, 2000 the cumulative effect was immaterial.

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

In December 1999, the American Institute of Certified Public Accountants (AICPA) issued Staff Accounting Bulletin (SAB) 101 to clarify the accounting rules on revenue recognition and to provide more specific guidance on existing broad revenue recognition rules. The Company will be required to adopt this new framework beginning in the quarter ending December 31, 2000. The Company does not expect adoption of this bulletin to have a material effect on the Company's results of operations, financial condition or cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board (APB) Opinion No. 25." This interpretation provides guidance on the application of APB Opinion No. 25, including (1) the definition of an employee, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000 and the effects of applying the interpretation are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company's results of operations, financial condition or cash flows.

RECLASSIFICATIONS -- Certain amounts in the prior year financial statements have been reclassified to conform to the current year's presentation.

2. Line of Credit

The Company entered into a $40.0 million unsecured line of credit for working capital, acquisition financing and general corporate purposes with two banks effective March 30, 2000. This facility replaces the line of credit facility that the Company had in place at December 31, 1999. The credit facility consists of a revolving line of credit, which expires on June 30, 2002, at which time any outstanding indebtedness will be converted into a three-year term loan. At the Company's option, the line of credit will bear interest at either i) Prime or
ii) LIBOR plus a spread based on debt levels and coverage ratios. The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios, and prohibits the payment of dividends without bank approval. At September 30, 2000 the Company had $5.5 million outstanding and approximately $34.5 million available under the line of credit and was in compliance with the covenants of the agreement.

3. Earnings Per Share

Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", ("SFAS 128"), which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares include stock options and are determined using the modified treasury stock method

The following tables present information necessary to calculate earnings per share:

                                             Three months ended September 30, 2000
                                        -----------------------------------------------
                                          Earnings             Shares         Per Share
                                        (Numerator)        (Denominator)       Amount
                                        ----------         ------------       ---------
Basic earnings per share:
Income available to common
      stockholders                      $2,260,000          11,914,000          $0.19
                                                                                =====
Effect of dilutive securities:
      Stock options                             --             753,000
                                        ----------          ----------
Diluted earnings per share              $2,260,000          12,667,000          $0.18
                                        ==========          ==========          =====

                                             Three months ended September 30, 1999
                                        -----------------------------------------------
                                          Earnings             Shares         Per Share
                                        (Numerator)        (Denominator)       Amount
                                        ----------         ------------       ---------
Basic earnings per share:
Income available to common
      stockholders                      $1,876,000          12,104,000          $0.15
                                                                                =====
Effect of dilutive securities:
      Stock options                             --             504,000
                                        ----------          ----------
Diluted earnings per share              $1,876,000          12,608,000          $0.15
                                        ==========          ==========          =====

                                             Nine months ended September 30, 2000
                                        -----------------------------------------------
                                          Earnings             Shares         Per Share
                                        (Numerator)        (Denominator)       Amount
                                        ----------         ------------       ---------

Basic earnings per share:
Income available to common
      stockholders                      $7,071,000          11,857,000          $0.60
                                                                                =====
Effect of dilutive securities:
      Stock options                             --             588,000
                                        ----------          ----------
Diluted earnings per share              $7,071,000          12,445,000          $0.57
                                        ==========          ==========          =====

                                              Nine months ended September 30, 1999
                                        -----------------------------------------------
                                          Earnings             Shares         Per Share
                                        (Numerator)        (Denominator)       Amount
                                        ----------         ------------       ---------
Basic earnings per share:
Income available to common
      stockholders                      $5,860,000          11,996,000          $0.49
                                                                                =====
Effect of dilutive securities:
      Stock options                             --             703,000
                                        ----------          ----------
Diluted earnings per share              $5,860,000          12,699,000          $0.46
                                        ==========          ==========          =====

The weighted average number of shares excluded from the above calculations for the three month and nine months ended September 30, 2000 were 1,000 and 363,823 respectively, and 623,135 and 230,977 for the three and nine months ended September 30, 1999, respectively, as their effect would be anti-dilutive.

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

         General

         The Company provides workplace services for employers and families, including childcare, early education and strategic worklife consulting, operating 334 family centers at September 30, 2000. The Company has the capacity to serve more than 41,800 families in 34 states, the District of Columbia, the United Kingdom and the Pacific Rim. The Company has partnerships with many of the nation's leading employers, including 77 Fortune 500 companies. Working Mother's 2000 list of the "100 Best Companies for Working Mothers" includes 44 clients of the Company. The Company's historical revenue growth has been primarily due to the addition of new family centers as well as increased enrollment at existing family centers. The Company reports its operating results on a calendar year basis.

         The Company's business is subject to seasonal and quarterly fluctuations. The Company's experience has been that the demand for child development services decreases during the summer months. During this season, families are often on vacation or have alternative child care arrangements, and many preschool age children graduate to elementary school programs. Demand for the Company's services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. The Company's results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the sponsorship model mix of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

         In April 2000 the Company assumed the operation of three child care centers for the U.S. Navy in Guam. Additionally, in May, 2000 the Company acquired Nurseryworks

         Limited, based in London, England which operates nine child care centers in the greater London area. The operations of the Company's non-domestic child care centers are not material to the Company's operating results, financial position or cash flows.


         RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of revenue for the three and nine month periods ending September 30, 2000 and 1999:


                                             Three Months Ended                 Nine Months Ended
                                                September 30,                     September 30,
                                            2000             1999             2000             1999

Net revenues                                100.0%           100.0%           100.0%           100.0%
Cost of services                             85.8             86.3             85.4             85.8
                                            -----            -----            -----            -----
     Gross profit                            14.2             13.7             14.6             14.2
Selling, general & administrative             8.4              8.5              8.4              8.6
Amortization                                  0.6              0.4              0.6              0.4
                                            -----            -----            -----            -----
     Income from operations                   5.2              4.8              5.6              5.2
Net interest income                           0.1              0.4              0.1              0.3
                                            -----            -----            -----            -----
Income before income taxes                    5.3              5.2              5.7              5.5
Income tax provisions                         2.3              2.1              2.4              2.3
                                            -----            -----            -----            -----
Net income                                    3.0%             3.1%             3.3%             3.2%
                                            =====            =====            =====            =====

         Three and Nine Months Ended September 30, 2000 Compared to the Three
         --------------------------------------------------------------------
         and Nine Months Ended September 30, 1999
         ----------------------------------------

         Net Revenues. Net revenues increased $13.4 million, or 21.9%, to $74.5 million for the three months ended September 30, 2000 from $61.1 million for the three months ended September 30, 1999. Net revenues increased $32.6 million, or 18.1%, to $213.2 million for the nine months ended September 30, 2000 from $180.6 million for the nine months ended September 30, 1999. The growth in revenues is attributable to the net addition of 43 child development centers since September 30, 1999, enrollment increases in the Company's newer family centers, and tuition increases at existing centers of approximately 4% to 6%. Additionally, the Company had non-recurring revenue of approximately $0.5 million in the three months ended September 30, 2000 from the sale of educational materials in conjunction with a client program.

         Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs including depreciation, supplies and other expenses incurred at the center level. Gross profit increased $2.2 million, or 26.9%, to $10.6 million for the three months ended September 30, 2000 from $8.4 million for the three months ended September 30, 1999. As a percentage of net revenues, gross profit increased to 14.2% for the three months ended September 30, 2000 compared to 13.7% for the same period in 1999. Gross profit increased $5.6 million, or 21.7%, to $31.2 million for the nine months ended September 30, 2000 from $25.6 million for the nine months ended September 30, 1999. As a percentage of net revenues, gross profit was 14.6% for the nine months ended September 30, 2000, compared to 14.2% for the same period in 1999.

         The Company showed an increase in gross profit margin for the three and nine month periods ending September 30, 2000 compared to the same periods in 1999 as a result of a greater proportion of centers achieving mature operating levels and strong enrollment in newer family centers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and marketing and development expenses for new and existing centers. Selling, general and administrative expenses increased $1.0 million, or 20.7%, to $6.2 million for the three months ended September 30, 2000 from $5.2 million for the three months ended September 30, 1999. As a percentage of net revenues, selling, general and administrative expenses decreased to 8.4% for the three months ended September 30, 2000 from 8.5% for the same 1999 period. Selling, general and administrative expenses increased $2.2 million, or 14.6%, to $17.8 million for the nine months ended September 30, 2000 from $15.6 million for the nine months ended September 30, 1999. As a percentage of net revenues, selling, general and administrative expenses decreased to 8.4% for the nine months ended September 30, 2000 from 8.6% for the nine months ended September 30, 1999.

         The decrease in selling and general administrative expenses as a percentage of revenue during the first nine months of this year is primarily attributable to a larger revenue base and increased efficiencies. The dollar increase is primarily attributable to investments in regional management, sales personnel, and operations personnel necessary to support long term growth and in selling and general administrative expenses to support foreign expansion.

         Amortization. Amortization increased $298,000, or 130.1%, to $527,000 for the three months ended September 30, 2000 from $229,000 for the three months ended September 30, 1999. Amortization increased $694,000, or 102.8%, to $1.4 million for the nine months ended September 30, 2000 from $675,000 for the nine months ended September 30, 1999. The increase is attributable to the amortization of intangible assets arising from acquisitions.

         Income from Operations. Income from operations increased 29.7%, or $879,000, to $3.8 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999. Income from operations increased 27.7%, or $2.6 million, to $12.0 million for the nine months ended September 30, 2000 from $9.4 million for the nine months ended September 30, 1999.

         Net Interest Income. Net interest income of $38,000 for the three months ended September 30, 2000 decreased $173,000 from $211,000 of net interest income for the three months ended September 30, 1999. Net interest income of $162,000 for the nine months ended September 30, 2000 decreased $405,000 from $567,000 of net interest income for the nine months ended September 30, 1999. The decrease in net interest income is attributable to lower levels of invested cash and by borrowing under the line of credit.

         Income Taxes Provision. The Company's effective income tax rate was approximately 41.7% for the three and nine month periods ended September 30, 2000 and 41.0% for the three and nine month periods ended September 30, 1999. Management expects the tax rate for 2000 to approximate the annual rate for 1999 of 41.5%.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements are the ongoing operations of its existing family centers and the addition of new family centers through development or acquisition. The Company's primary source of liquidity has been cash provided by operating activities. The Company had a working capital deficit of $3.8 million as of September 30, 2000 and working capital of $3.3 million as of December 31, 1999. The decrease in working capital is the result of the utilization of surplus cash and cash equivalent balances to fund long term investments in fixed assets, new family centers, and acquisitions. Management believes that the Company will continue to operate with a working capital deficit for the next 6 to 12 months after which time the Company anticipates it will generate cash flow from operating activities in excess of its projected investment needs.

         Cash provided by operating activities totaled $6.8 million for the nine months ended September 30, 2000 compared to $6.2 million for the nine months ended September 30, 1999. The increase in cash provided by operations is the result of increases in net income before depreciation and amortization and additional deferred revenue. These amounts were offset by an increase in payments for income taxes in the period ended September 30, 2000.

         Cash used in investing activities increased to $21.2 million for the nine months ended September 30, 2000 from $12.8 million for the nine months ended September 30, 1999. In addition to acquisitions of child care centers, totaling $7.7 million for the nine months ended September 30, 2000, the Company had $13.2 million of fixed asset additions for the nine months ended September 30, 2000. Of the $13.2 million of fixed asset additions approximately $9.0 million relates to new family centers, $1.7 million relates to expenditures for the refurbishment and expansion of existing family centers, with the remainder being incurred at the corporate level, including the relocation of the Company's corporate office. Management expects the current level of fixed asset spending to decrease slightly for the remainder of 2000, and to remain at the annualized 2000 levels in 2001.

         Cash provided by financing activities increased to $6.9 million for the nine months ended September 30, 2000 from cash used by financing activities of $600,000 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company had net borrowings of $5.5 million from its bank line of credit. The Company also received $1.4 million in net proceeds from the exercise of common stock options, as compared to $4.6 million in the same period in 1999. The amounts received in 1999 were offset by treasury stock purchases totaling $4.7 million. In the nine months ended September 30, 2000, the Company repaid long term debt of $25,000.

         Management believes that funds provided by operations, the Company's existing cash and cash equivalent balances, and borrowings available under the line of credit will be adequate to meet currently anticipated operating and capital expenditure needs for at least the next 18 months. However, if the Company were to make any significant acquisition(s) or make significant investment(s) in facilities for new or existing centers for corporate sponsors, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

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

         The assets and liabilities of the Company's United Kingdom subsidiaries, whose functional currency is the British pound, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for the subsidiaries are included in cumulative translation adjustment in stockholders' equity, and at September 30, 2000 were not material.

         The operations of the Company's United Kingdom subsidiaries are not material to the Company's consolidated results of operations; therefore, the impact of a 10% change in the exchange would not have a significant impact on the Company's results of operations or financial position.

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

                  (b) Reports on Form 8-K.

                      None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: November 10, 2000

                              BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


                                 By: /s/ Elizabeth Boland
                                   -----------------------------------------
                                         Elizabeth Boland
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                  EXHIBIT INDEX


27       Financial Data Schedule (for Commission use only)