Form 10-K
period 2000-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2001-03-30
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2000
                         Commission file number 0-24699

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                               62-1742957
----------------------------------    ------------------------------------------
 (State or other jurisdiction         (I.R.S. Employer Identification Number)
 of incorporation or organization)

                            200 Talcott Avenue South
                               Watertown, MA 02472
                    (Address of principal executive offices)

                                 (617) 673-8000
              (Registrant's telephone number, including area code)

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
                                                         Yes   X     No
                                                             -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 2001, there were outstanding 12,099,859 shares of the registrant's common stock, $0.01 par value per share, which is the only outstanding capital stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates (excludes directors and executive officers of the registrant) of the registrant (based on the closing price for the common stock as reported on The Nasdaq National Market on March 15, 2001) was approximately $241,975,135.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K          Documents from which portions are incorporated by reference
-----------------          -----------------------------------------------------------
Part III                   Portions of the Registrant's Proxy Statement
                           relating to the Registrant's Annual Meeting of
                           Stockholders to be held on May 23, 2001 are
                           incorporated by reference into Items 10, 11, 12 and
                           13.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


PART I

Item 1.     Business.....................................................................................   1
Item 2.     Properties...................................................................................  13
Item 3.     Legal Proceedings............................................................................  14
Item 4.     Submission of Matters to a Vote of Security Holders..........................................  14

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................  15
Item 6.     Selected Financial Data......................................................................  16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........  17
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...................................  23
Item 8.     Financial Statements and Supplementary Data..................................................  24
Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.........  42

PART III

Item 10.    Directors and Executive Officers of the Registrant...........................................  42
Item 11.    Executive Compensation.......................................................................  42
Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................  42
Item 13.    Certain Relationships and Related Transactions...............................................  42

PART IV

Item 14.    Exhibits and Reports on Form 8-K.............................................................  43

Signatures...............................................................................................  45

Index to Exhibits........................................................................................  47

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Bright Horizons Family Solutions, Inc. (the "Company" or "Bright Horizons Family Solutions") is a leading national provider of workplace services for employers and families, including child care, early education and strategic work/life consulting. The Company operates 345 family centers for over 250 clients and has the capacity to serve more than 43,000 children in 34 states and the District of Columbia, Guam, the United Kingdom and Ireland. The family center concept evolved from the more traditional workplace child care center and is designed to serve a broader segment of the work-site population. Each family center provides a number of services designed to meet the business objectives of the client and the family needs of the sponsor's employees. The Company's services are designed to (i) address employers' ever-changing workplace needs, (ii) enhance employee productivity, (iii) improve recruitment and retention of employees and (iv) help project the image as the employer of choice within the employer's industry.

With the changing demographics of today's workforce and the prevalence of dual career families, a growing number of corporations are creating family benefits to attract and retain employees and support them as parents. Bright Horizons Family Solutions provides family center based child care, education and enrichment programs, backup care, before and after school care for school age children, summer camps, vacation care, elementary school (kindergarten through sixth grade), and other family support services.

Bright Horizons Family Solutions serves many of the nation's leading corporations, including 80 Fortune 500 companies. In addition, 44 of Working Mother magazine's "Top 100 Companies for Working Mothers" in 2000 are clients of Bright Horizons Family Solutions. The Company's clients include many of America's best known companies, such as Bank of America, Bayer Pharmaceuticals, The Boeing Company, Bristol Myers Squibb, Citigroup, Eli Lilly and Company, First Union National Bank, Glaxo SmithKline PLC, Johnson & Johnson, JP Morgan Chase, Merck & Co., Inc., MBNA Corporation, Motorola, SAS Institute, S.C. Johnson & Son, Inc., Timberland, Time Warner, Inc. and Universal Studios, Inc. The Company also provides services for well known institutions such as Beth Israel Deaconess Medical Center, John F. Kennedy Airport, the PGA Tour, and the United Nations. Bright Horizons Family Solutions operates multiple centers for 32 of its clients.

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

BUSINESS STRATEGY

Bright Horizons Family Solutions has gained recognition as a quality service provider and is well-positioned to serve its clients due to its scale, track record of serving major corporate sponsors, established reputation, and position as a quality leader. The major elements of its business strategy are the following:

Corporate Sponsorship. Corporate sponsorship enables Bright Horizons Family Solutions to address simultaneously the three most important criteria used by parents to evaluate and select a child care and early education provider: quality of care, locational convenience and cost. Corporate sponsorship helps reduce the Company's start-up and operating costs and enables the Company to concentrate its investment in those areas that directly translate into high quality care, including faculty compensation, teacher-child ratios, curricula, continuing faculty education, facilities and equipment. Bright Horizons Family Solutions' corporate-sponsored work-site facilities are conveniently located at or near the parents' place of employment, and generally conform their hours of operation to the work schedule of the sponsor. Work-site family centers allow parents to spend more time with their children, both while commuting and during the workday, and to participate in and monitor their child's ongoing care and education. Finally, because corporate support generally defrays a portion of Bright Horizons Family Solutions' start-up and/or operating costs, the Company is able to offer its customers high quality child care and early childhood education services at competitive tuition levels. Some corporations offer subsidized tuition to their employees as part of their overall benefits package.

Quality Leadership. The critical elements of Bright Horizons Family Solutions' quality leadership focus include:

- NAEYC Accreditation. Bright Horizons Family Solutions operates its centers to qualify for accreditation by the National Association for the Education of Young Children ("NAEYC"), a national organization dedicated to improving the quality of care and developmental education provided for young children. The Company believes that its commitment to meeting NAEYC accreditation is an advantage in the competition for corporate sponsorship opportunities due to the Company's experience with an increasing number of potential and existing corporate sponsors that are requiring adherence to NAEYC criteria. NAEYC accreditation criteria cover a wide range of quantitative and qualitative factors, including, among others, faculty qualifications and development, staffing ratios, health and safety, and physical environment. NAEYC criteria generally are more stringent than state regulatory requirements. The majority of child care centers are not NAEYC-accredited, and Bright Horizons Family Solutions has more NAEYC-accredited work-site child development centers than any other provider. Of the Company's 345 family centers 268 were eligible for accreditation, of which 217 have achieved accreditation by NAEYC.

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

- Highly Qualified Center Directors and Faculty. Bright Horizons Family Solutions believes its faculty's education and experience are exceptional when compared to other child care providers. Our typical center director has more than ten years of child care experience and a college degree in an education-related field, with many center directors holding advanced degrees. The Company has developed a training program for its employees that establishes minimum standards for its faculty. Teacher training is conducted in each family center and includes orientation and ongoing training, including training related to child development and education, health, safety and emergency procedures. Training, designed to meet NAEYC training standards, is conducted on a regular basis at each family center and on a Company-wide basis. Management training is provided on an ongoing basis to all center directors and includes human resource management, risk management, financial management, customer service, and program implementation. Additionally, because Bright Horizons Family Solutions considers ongoing training essential to maintaining high quality service, centers have training budgets for their faculty that provide for in-center training, attendance at selected outside conferences and seminars, and partial tuition reimbursement for continuing education.

- Innovative Curricula. Bright Horizons Family Solutions' innovative, developmentally appropriate curricula distinguish it in an industry typically lacking educational programs. The Company is committed to improving upon the typical early education experience by creating a dynamic and interactive environment that stimulates learning and development. As part of its curricula the Company has developed "The World at Their Fingertips," a comprehensive program that includes Language Works, Math Counts, Science Rocks, Our World, and ArtSmart programs that provide hands on experiences for children to see the world as an invitation to learn, grow, and live fully - all of which are designed to enable the children to see a world full of possibilities that are within their reach. The learning centers, outdoor environments, projects, activities, and field trips are all carefully planned to allow children to independently explore, discover, and learn in preparation for academic success. Themes and directions emerge from the interests and experiences of the children, families, and teachers. Teachers prepare and rotate the various programs that provide large and small group experiences, extended projects, and field trips that are all designed to enrich the children's learning. Teachers strive to create experiences appropriate for each child that provide both stimulation and challenge, which in turn help children find new answers and opportunities.

         The World at Their Fingertips provides infants and toddlers with what they need - a safe, responsive "World" rich with language and opportunities to actively learn, explore and enjoy. The World at Their Fingertips preschool and kindergarten programs provide well planned learning centers that allow for individualized learning, small groups, and supportive teaching that prepare children for academic excellence. The development of language, mathematical reasoning, and scientific thought are emphasized throughout all the learning centers. Bright Horizons Family Solutions seeks to involve parents in the center's activities and supports the extension of learning into the home. The Company believes its early childhood educational services meet or exceed the standards established by the National Academy of Early Childhood Programs ("NAECP"), a division of NAEYC.

- Attractive, Child-Friendly Facilities. Bright Horizons Family Solutions believes that attractive, spacious and child-friendly facilities are an important element in fostering high quality learning environments for children. The Company's family centers are custom-built and are designed to be state of the art facilities that serve the children, families and teachers, and create a community of caring. Center design incorporates natural light, openness and direct access from the family center to a landscaped playground with the objective of creating an environment that allows for the children to learn indoors and out. The Company devotes considerable effort to equipping its centers with child-sized amenities and indoor and outdoor play areas with age-appropriate materials and design, while taking full advantage of technology for both administrative and classroom use. Facilities are designed to be cost-effective and fit specific sites, budgets and clients' needs.

Leading Market Presence. Bright Horizons Family Solutions' strategy has been to gain a leading market presence by leveraging its reputation and the visibility of its client relationships to enhance its marketing and market penetration. In addition, the Company believes that clustering its centers in selected metropolitan and geographic areas provides operating and competitive advantages. Clustering permits the Company to strengthen quality, improve management and oversight, develop local recruiting networks, and efficiently allocate its faculty among nearby centers in cases of illness, vacation or leave. Clustering also provides Bright Horizons Family Solutions with economies of scale in management, purchasing, training and recruiting. The Company believes that regional clustering serves as a competitive advantage in developing its reputation within geographic regions and securing new corporate sponsorships in those areas. Bright Horizons Family Solutions currently has a significant market presence in Atlanta, Boston, Charlotte, Chicago, Dallas/Fort Worth, Fort Lauderdale/Miami, Hartford, Los Angeles, Nashville, New York, Raleigh/Durham, San Diego, San Francisco, Seattle, St. Louis, Tampa/St. Petersburg, Washington, D.C. and Wilmington, Delaware and London, England.

Employer of Choice. Bright Horizons Family Solutions focuses on maintaining its reputation as a premier employer in the early childhood education market and was recently named as one of Fortune's "100 Best Companies to Work for in America". The Company believes that its above-average compensation, comprehensive and affordable benefits package and opportunities for internal career advancement enable the Company to attract highly qualified, well-educated, experienced and committed center directors and faculty. The Company believes that its benefits package, which includes medical, dental and disability insurance, paid vacation and sick leave, a 401(k) savings plan, stock options, tuition reimbursement and child care discounts, is unusually comprehensive and affordable to the employee by industry standards. These benefits, as well as the Company's comprehensive training programs, are an important recruitment and retention tool for Bright Horizons Family Solutions in the relatively low-paying child care industry.

GROWTH STRATEGY

The key elements of Bright Horizons Family Solutions' growth strategy are as follows:

Open Centers for New Corporate Sponsors. Bright Horizons Family Solutions' regional and home office sales force, as well as senior management actively pursue potential new corporate sponsors, particularly in industries that provide work-site child care, early education and family support services as a standard benefit. Bright Horizons Family Solutions believes that its scale, quality leadership and track record of serving corporate sponsors give it a competitive advantage in securing new corporate sponsorship relationships. As a result of the Company's visibility as a high quality provider of work-site child care, early education and family support services, prospective sponsors regularly contact Bright Horizons Family Solutions requesting proposals for operating a family center.

Expand Relationships with Existing Corporate Sponsors. Bright Horizons Family Solutions aims to increase revenue from its existing corporate sponsor relationships by developing new centers for sponsors who have multiple corporate sites and offering additional services at its existing centers. Bright Horizons Family Solutions' experience has been that corporate sponsors are more inclined to employ the Company on a multi-site basis following the successful operation of an initial family center. The Company operates 124 family centers at multiple sites for 32 sponsors. In addition,16 clients are currently served by the Company's Network Access Program, which enables the employees of a sponsor to access a network of the Company's family centers across the country.

Pursue Strategic Acquisitions. Bright Horizons Family Solutions seeks to acquire existing work-site child care centers and local or regional networks to expand quickly and efficiently into new markets and increase its presence in existing geographic clusters. The fragmented nature of the child care, early education and family support services market continues to provide acquisition opportunities. The Company believes that many of the smaller regional chains and individual providers seek liquidity and/or lack the professional management and financial resources that are often necessary.

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

Geographic Expansion. Bright Horizons Family Solutions seeks to target areas that management believes are underserved by existing service providers. By targeting areas with a concentration of potential and existing corporate sponsors, the Company can offer a more comprehensive solution to a sponsor's needs.

Develop and Market Additional Services. Bright Horizons Family Solutions plans to continue to develop and market additional early childhood education and family support services, full and part-time child care, emergency back-up work-site child care (serving parents when their primary child care options are unavailable), the Network Access Program, seasonal services (extending hours at existing centers to serve sponsors with highly seasonal work schedules), school vacation clubs, summer programs, elementary school programs, before and after school care for school age children, vacation care and special event child care, and to add residential child development centers in areas where tuition levels can support the Company's quality standards. Additionally, the Company often works with its sponsors to offer unique solutions and provide additional services, such as Travel Care, which allows parents who travel the option of bringing their children by providing care at participating family centers.

At December 31, 2000, the Company had over 60 family centers under development and scheduled to open over the next 12 to 24 months, including 30 for existing clients.

BUSINESS MODELS

Although the specifics of Bright Horizons Family Solutions' sponsorship arrangements vary widely, they generally can be classified into two forms: (i) the sponsor model, where the Company operates a family center on or near the premises of a sponsor, gives priority enrollment to the employees or affiliates of the sponsor, receives some form of start-up and/or operating financial support from the sponsor and maintains profit-and-loss responsibility, and (ii) the management model, where Bright Horizons Family Solutions manages a work-site family center under a cost-plus agreement with a corporate sponsor.

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

         - The Developer-Sponsored Model. A developer-sponsored center is located in a real estate developer's office building or office park. The center serves as an amenity to the developer's tenants, giving the developer an advantage in attracting quality tenants to its site. The Company offers priority enrollment to the children of the site's employees in return for discounted rent or other facilities related concessions. Bright Horizons Family Solutions typically negotiates lease terms of 10 to 20 years, including the initial term and renewal options. Under the developer-sponsored model, Bright Horizons Family Solutions typically operates its child development centers with few ongoing operating restrictions or reporting requirements.

The Management Model. Family centers operating under management model contracts currently represent approximately 40% of Bright Horizons Family Solutions' family centers. Under the management model, the Company receives a management fee from a corporate sponsor and an operating subsidy for expenses in excess of tuition revenues within an agreed upon budget. The sponsor is typically responsible for all start-up costs and facility maintenance. The management model enables the corporate sponsor to have a greater degree of control with respect to budgeting, spending and operations. Management contracts require the Company to satisfy certain periodic reporting requirements and generally range in length from one to five years, with some terminable by the sponsor without cause or financial penalty. The Company is responsible for maintenance of quality standards, recruitment of center directors and faculty, implementation of curricula and programs and interaction with parents.

In addition to the sponsor and management models, the Company may establish a center in instances where it has been unable to cultivate sponsorship, or sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations that experience and demographics indicate that demand for the Company's services exists.

OPERATIONS

General. Consistent with its strategy of establishing leading market presence, Bright Horizons Family Solutions is organized into nine operational divisions, largely along geographic lines. Each division is managed by a Divisional

Vice President and is divided into five to twelve regions, each headed by a Regional Manager responsible for supervising the quality, operating performance and client relationships for three to eleven centers. A typical center is managed by a staff consisting of an administrative team, including the center director, a teaching staff and support personnel, with the total number of staff varying due to the complexity and hours of operation of the program. A center director has operating responsibility and is also responsible for supervising local marketing, hiring new teachers and performing administrative tasks such as payroll and tuition collection. Bright Horizons Family Solutions performs most accounting, finance, information system, risk management, human resources, administration and business development at the corporate office level.

Center hours of operation are designed to match the schedules of the sponsor. Most centers are open ten to twelve hours a day, Monday through Friday, although some employer sponsors operate two or even three shifts at locations our centers serve. Typical hours of operation are from 7:00 a.m. to 6:00 p.m. Bright Horizons Family Solutions offers a variety of enrollment options, ranging from full-time (40-50 hours per week) to part-time options. The majority of children who attend the Company's family centers are enrolled on a full-time basis and are children of the employees or affiliates of the sponsor. The remaining enrolled children come from the surrounding community, where such enrollment is permitted under the terms of the contract.

Tuition depends upon the age of the child, the geographic location and the extent to which a corporate sponsor subsidizes tuition. In fiscal 2000, average full-time monthly tuition was approximately $990 for infants, $910 for toddlers and $740 for preschoolers. Tuition at most of Bright Horizons Family Solutions' centers is payable in advance and is due either monthly or weekly. In some cases, parents can pay tuition through payroll deduction.

Facilities. The Company's family centers are primarily operated in work-site locations and vary in design and capacity in accordance with sponsor needs and state and federal regulatory requirements. A prototypical Company family center is approximately 10,000 to 12,000 square feet, and has a capacity for approximately 125-140 children. As of December 31, 2000, the Company's centers had a total licensed capacity of approximately 43,100 children, with the smallest having a capacity of 6 children and the largest having a capacity of over 450 children.

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

MARKETING

Bright Horizons Family Solutions markets its services to two constituencies: corporate sponsors and parents. Management believes that the Company's international operations, and the expertise and reputation of its management team in managing 345 family centers for many of the world's leading companies have created name recognition within the work and family services industry. The Company's board of directors, senior officers and advisory board members are involved at the national level with education, work/life and children's services issues, and their prominence and involvement in such issues plays a key role in attracting new clients and developing additional services and products for existing clients.

The Company's regional and corporate sales force and senior management maintain relationships with larger customers and actively pursue potential new corporate sponsors, particularly in industries that provide work-site child care as a standard benefit in order to recruit and retain talented employees. The Company's sales force is organized on both a national and regional basis, and is responsible for identifying potential corporate sponsors, targeting real estate developers, identifying potential acquisitions and managing the overall sales process. As a result of Bright Horizons Family Solutions' visibility as a high quality child care provider, potential sponsors regularly contact the Company requesting proposals. Bright Horizons Family Solutions competes for most employer sponsorship opportunities via a request for proposal process.

At the family center level, directors are responsible for marketing to parents. Bright Horizons Family Solutions seeks to develop a local reputation by promoting its high quality faculty, facilities, programs, and interactive, hands-on curricula. The Company's pre-opening and ongoing local marketing efforts include open houses, local direct mail and media advertising, parent referrals and community outreach. Many centers have parent advisory organizations, which assist in marketing and also act as a sounding board for developments in the education program. Center directors typically receive assistance from corporate sponsors, who often provide access to channels of internal communication such as e-mail, websites, intranets, mailing lists and internal publications. In addition, many sponsors promote the family center as an important employee benefit and answer questions to facilitate interaction between the Company and parents. The Company also has a marketing department that acts as a central resource for center-level marketing programs, including the preparation of promotional materials.

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

Bright Horizons Family Solutions believes its ability to compete successfully for corporate sponsorship depends on a number of factors, including reputation, scale, quality and scope of service, cost-effective delivery of service, high quality of personnel and the ability to understand the business needs of prospective clients and to customize sponsorship arrangements. Many residential center-based child care chains either have divisions that compete for corporate sponsorship opportunities or are larger and have substantially greater financial or other resources that could permit them to compete successfully against the Company in the work-site segment. Other child care organizations focus exclusively on the work-site segment of the child care market. Bright Horizons Family Solutions believes there are fewer than 10 companies that currently operate work-site child care centers on a national basis.

The Company's biggest competitors include the employer-sponsored child care divisions of large child care chains that primarily operate residential child care centers such as Children's Discovery Centers/Knowledge Beginnings, KinderCare Learning Centers, Aramark/Children's World, and Child Time. Management believes that the Company is distinguished from its competitors by its primary focus on corporate clients and commitment to NAEYC accreditation standards. Bright Horizons Family Solutions believes it is well-positioned to attract sponsors who wish to outsource the management of new or existing work-site early education centers due to the Company's scale, established reputation, position as a quality leader and track record of serving major corporate sponsors. In addition, an increasing number of potential corporate sponsors are requiring adherence to NAEYC criteria.

EMPLOYEES

As of December 31, 2000, Bright Horizons Family Solutions employed approximately 11,800 employees (including part-time and substitute teachers), of which approximately 315 were employed at the Company's corporate, divisional and regional offices and the remainder were employed at Company's family centers. Center employees include faculty and administrative personnel. The Company does not have an agreement with any labor union and believes that its relations with employees are good.

REGULATION

Child care centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of teachers to children, faculty training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. In some jurisdictions, regulations have been enacted which establish requirements for employee background checks or other clearance procedures for employees of child care facilities. Center directors and regional managers are responsible for monitoring each family center's compliance with such regulations. Repeated failures by a family center to comply with applicable regulations can subject it to sanctions, which can include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the center's license to operate, and could require significant expenditures by the Company to bring its family centers into compliance. In addition, state and local licensing regulations often provide that the license held by the Company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to the applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense family centers it may acquire in the future. Management believes the Company is in substantial compliance with all material regulations applicable to its business.

There are currently certain tax incentives for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined therein). The Company believes the fees paid to Bright Horizons Family Solutions for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. The amount of the qualifying child care expenses is limited to $2,400 for one child and $4,800 for two or more children and, therefore, the maximum credit ranges from $480 to $720 for one child and from $960 to $1,440 for two or more children.

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

RISK FACTORS

Management of Growth. The Company has experienced substantial growth during the past several years through internal growth and by acquisition. The Company's ability to grow in the future will depend upon a number of factors, including the ability to further develop existing client relationships and to obtain new client relationships, the expansion of services and programs offered by the Company, the maintenance of high quality services and programs and the hiring and training of qualified management, divisional vice presidents, regional managers, center directors and other personnel. The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets, which could result in a material adverse effect on the Company's business, results of operations and financial condition. In addition, difficulties in hiring and retaining qualified personnel may also impact the Company's ability to accept additional enrollment at its centers which could result in a material adverse effect on the Company's business, results of operations and financial condition. Sustaining growth may require the implementation of enhancements to operational and financial systems and will also depend on the Company's ability to expand its sales and marketing force. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Dependence on Corporate Client Relationships. A significant portion of the Company's business is derived from family centers associated with corporate clients for which the Company provides work-site family services for single or multiple sites pursuant to contractual arrangements. While the specific terms of such contracts vary, some contracts are subject to early termination by the corporate client without cause. While the Company has a history of consistent contract renewals, there can be no assurance that future renewals will be secured. The early termination or non-renewal of a significant number of contracts or the termination of a multiple-site corporate client relationship could have a material adverse effect on the Company's business, results of operations and financial condition.

Changing Economic Conditions. The Company's revenue and net income are subject to general economic conditions. A significant portion of the Company's revenue is derived from employers and real estate developers who historically have reduced their expenditures for work-site family services during economic downturns. In addition, a significant percentage of the Company's family centers are sponsored by real estate developers offering on-site child care as an amenity to attract tenants to their buildings. Changes in the supply and demand of real estate could adversely affect real estate developers' willingness to subsidize child care operations at new developments or their ability to obtain financing for developments offering developer-sponsored child care services. Should the economy weaken in any future period, these corporate clients may reduce or eliminate their expenditures on work and family services, and prospective clients may not commit resources to such services. The Company's revenues depend, in part, on the number of dual income families and working single parents who require child care services. A deterioration of general economic conditions may adversely impact the Company because of the tendency of out-of-work parents to discontinue utilization of child care services. In addition, the Company may not be able to increase tuition at a rate consistent with increases in operating costs. These factors could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with Acquisitions. The Company plans as part of its growth strategy to evaluate the acquisition of other providers of work/life, child care and consulting services. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, not meeting financial objectives, additional investment, diversion of management's attention, negative financial impacts based on the amortization of acquired intangible assets, the dilutive effects of the issuance of Common Stock in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and assimilating acquisitions in the future.

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

Impact of Governmental Regulation. The Company's family centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. The Company is also required to comply with the ADA, which prohibits discrimination on the basis of disability in public accommodations and employment. Failure of a center to comply with applicable regulations or the ADA can subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the center's license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its family centers into compliance. In addition, state and local licensing regulations often provide that the license held by a family services company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to any applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense family centers it may acquire in the future. There can be no assurance that government agencies will not impose additional restrictions on the Company's operations which could adversely affect the Company's business, results of operations, and financial condition. In addition, under the Internal Revenue Code, certain tax incentives are available to parents utilizing child care programs. Any change in such incentives could cause a number of parents to remove their children from the Company's family centers, which would adversely affect the Company's business, results of operations and financial condition. Although the Company expects to pay employees at rates above the minimum wage, increases in the federal minimum wage could result in a corresponding increase in the wages paid to the Company's employees, which could adversely affect the Company's business, results of operations and financial condition.

Possible Volatility of Stock Price. The prices at which the Company's Common Stock trades is determined by the marketplace and is influenced by many factors, including the liquidity of the market for the Common Stock, investor perception of the Company and of the work/life industry generally, and general economic and market conditions. The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. In addition, factors such as announcements of new services or offices or acquisitions by the Company or its competitors or third parties, as well as market conditions in the Company's industry, may have a significant impact on the market price of the Common Stock. Movements in prices of stocks in general may also affect the market price. In addition, the exercise of options to purchase shares of the Common Stock may cause dilution to existing stockholders.

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

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names, ages, titles and principal occupations and employment for the past five years of the executive officers of the Company:

Roger H. Brown, 44 - Chief Executive Officer. Mr. Brown has served as a director of the Company since the Merger and has also served as Chief Executive Officer of the Company since May 1999. Mr. Brown was President of the Company from the Merger until June 2000. Mr. Brown co-founded BRHZ and served as Chairman and Chief Executive Officer of BRHZ from its inception in 1986 until the Merger. Prior to 1986, he worked as a management consultant for Bain & Company, Inc. Mr. Brown currently serves as a director of The Horizons Initiative, a non-profit organization that provides support for homeless children and their families, Stand for Children, a non-profit organization dedicated to improving the quality of life for children. He is also the Chairman of the commission to reinvent the National Association for the Education of Young Children's (NAEYC) accreditation process. Mr. Brown is the husband of Linda A. Mason.


Linda A. Mason, 46 - Co-Chairman of the Board. Ms. Mason has served as a director of the Company since the Merger. Ms. Mason also served as Chairman of the Board from the Merger until May 1999 when she became Co-Chairman of the Board. Ms. Mason co-founded BRHZ and served as a director and President of BRHZ from its inception in 1986 until the Merger. From its inception until September 1994, Ms. Mason also acted as BRHZ's Treasurer. Prior to founding BRHZ, Ms. Mason was co-director of the Save the Children relief and development effort in Sudan and worked as a program officer with CARE in Thailand. Prior to 1986, Ms. Mason worked as a management consultant with Booz, Allen and Hamilton. Ms. Mason also is a director of The Horizons Initiative and the Globe Newspaper Company, a subsidiary of The New York Times Company which owns and publishes The Boston Globe, is a Fellow of the Yale Corporation and serves on the Advisory Board of the Yale University School of Management. Ms. Mason is the wife of Roger H. Brown.


Mary Ann Tocio, 52 - President and Chief Operating Officer. Ms. Tocio has served as Chief Operating Officer of the Company since the Merger and was appointed President in June 2000. Ms. Tocio joined BRHZ in 1992 as Vice President and General Manager of Child Care Operations. She was appointed Chief Operating Officer of BRHZ in November 1993, and remained as such until the Merger. From 1983 to 1992, Ms. Tocio held several positions with Wellesley Medical Management, Inc., including Senior Vice President of Operations, where she managed more than 100 ambulatory care centers nationwide. Prior to that time, Ms. Tocio held various management positions with several Boston-area hospitals. Ms. Tocio is also a director of Zany Brainy, Inc. a specialty retailer of high quality educational products for children.

Elizabeth J. Boland, 41 -- Chief Financial Officer and Treasurer. Ms. Boland joined BRHZ in 1997 and served as Chief Financial Officer until the Merger at which point she served as Senior Vice President of Finance for the Company. Ms. Boland has served as Chief Financial Officer of the Company since June 1999. From 1994 to 1997, Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President-Finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse LLP in Boston, completing her tenure as a senior audit manager. Ms. Boland is a graduate of the University of Notre Dame.

Stephen I. Dreier, 58 -- Chief Administrative Officer and Secretary. Mr. Dreier has served as Chief Administrative Officer and Secretary of the Company since the Merger. He joined BRHZ as Vice President and Chief Financial

Officer in 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as BRHZ's Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer, a position which he held until the Merger. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company. Prior to that time, Mr. Dreier served as Manager of Financial Control for the Westinghouse Worldwide Construction Product Group.

David Lissy, 35 -- Chief Development Officer and Executive Vice President. Mr. Lissy has served as Chief Development Officer of the Company since the Merger, and was appointed Executive Vice President in June 2000. He joined BRHZ as Vice President of Development in September 1997. Prior to joining the Company, Mr. Lissy served as Senior Vice President/General Manager at Aetna/U.S. Healthcare, the employee benefits division of Aetna, Inc., in the Northern New England region. Prior to that role, Mr. Lissy was Vice President of Sales and Marketing for U.S. Healthcare and had been with U.S. Healthcare in various sales and management roles since 1987. Mr. Lissy is a graduate of Ithaca College.

ITEM 2. PROPERTIES

The following table summarizes the locations of Bright Horizons Family Solutions' family centers as of December 31, 2000:

Alabama                             1                          Nevada                             4
Arizona                             4                          New Hampshire                      2
California                         27                          New Jersey                        23
Colorado                            1                          New York                          14
Connecticut                        18                          North Carolina                    23
Delaware                            7                          Ohio                               3
District of Columbia                5                          Pennsylvania                      11
Florida                            25                          Rhode Island                       2
Georgia                             8                          South Carolina                     2
Illinois                           31                          South Dakota                       1
Indiana                             8                          Tennessee                          7
Iowa                                5                          Texas                             16
Kentucky                            2                          Utah                               1
Maine                               3                          Virginia                           6
Maryland                            7                          Washington                        13
Massachusetts                      36                          Wisconsin                          7
Michigan                            3                          Guam                               3
Missouri                            4                          United Kingdom                     9
Nebraska                            1                          Ireland                            2

As of December 31, 2000, Bright Horizons Family Solutions operated 345 centers in 34 states and the District of Columbia, Guam, the United Kingdom and Ireland, of which twenty were owned and the remaining were operated under leases or operating agreements. The Company's owned family centers located in Tempe, Arizona; San Jose, California; Glastonbury and Orange, Connecticut; Tampa, Florida; Alpharetta, Georgia; Quincy, Massachusetts; White Plains, New York; Raleigh/Durham, North Carolina; Austin, Texas and Bellevue, Washington are not currently encumbered by mortgages. The leases typically have terms ranging from five to twenty years with various expiration dates, often with renewal options, with most leases having an initial term of five to ten years. Some of the leases provide for contingent payments if the center's operating revenues, profits or enrollment exceed a specified level.

Bright Horizons Family Solutions leases approximately 43,000 square, for its corporate offices in Watertown, Massachusetts under an operating lease that expires in 2010. The company subleases approximately 16,000 square feet of this facility to third parties. The Company also has operating leases with terms that expire from October 2001 to March 2006 on approximately 24,000 square feet for administrative offices in California, Florida, Illinois, Maryland, New Jersey, Tennessee, Texas, Washington and London, England. The Company is also party to a lease on approximately 10,000 square feet in Cambridge, Massachusetts that expires in August 2002 that is subleased to a third party.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BFAM." The table below sets forth the high and low quarterly sales prices for the Company's Common Stock as reported in published financial sources for each quarter during the last two years:

                           Price Range of Common Stock

                               2000                             1999
                               ----                              ----
                          High           Low              High         Low
Fourth Quarter       30     1/4       20     1/8       20    1/8   12       1/2
Third Quarter        30      --       19     1/2       20    1/4   13       7/8
Second Quarter       22      --       16     1/4       23    3/8   14     11/16
First Quarter        23     1/8       15     3/8       28    5/8   16       3/4


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

The number of stockholders of record at March 15, 2001 was 143, and does not include those stockholders who hold shares in street name accounts.

ITEM 6. SELECTED FINANCIAL DATA

BRHZ operated on a fiscal year ended June 30. CFAM had a fiscal year ending on the Friday closest to December 31. The Company operates on a calendar year. The following financial information has been compiled from the Company's consolidated financial statements, which combine financial position and operating results as of and for the years ended December 31, 2000 ("Fiscal Year 2000"), December 31, 1999 ("Fiscal Year 1999"), December 31, 1998 ("Fiscal Year 1998"), December 31, 1997 and January 2, 1998 ("Fiscal Year 1997") for BRHZ and CFAM, respectively, and June 30, 1996 and December 27, 1996 ("Fiscal Year 1996") for BRHZ and CFAM, respectively.

Due to the different fiscal year ends, BRHZ's results of operations for the six month period ended December 31, 1996 are not included in the restated financial statements for Fiscal Years 1997 or 1996. For this period, BRHZ had revenues of $40 million, net income of $407,000 and total changes in common stockholders' equity of ($137,000).


                                                      2000(1)         1999              1998(2)        1997               1996(3)
                                                    ---------        --------          --------       --------          ---------
Statement of income data
    (in thousands except per share amounts):
     Revenue                                        $ 291,143        $243,290          $209,372       $172,555          $ 127,107
     Operating income                                  16,446          12,843             8,737          5,048              2,430
     Income before taxes                               15,772          13,558             2,447          5,004              1,893
     Net income before preferred stock
         dividends and accretion on
         redeemable preferred stock                     9,212           7,927               474          2,761              4,057
     Net income available to common
         stockholders                                   9,212           7,927               474          1,844              2,930
     Diluted earnings per share                     $    0.74        $   0.63          $   0.04       $   0.30          $    0.66
     Weighted average diluted shares
         outstanding                                   12,522          12,586            12,411          9,293              4,502

Financial position at fiscal year end
     (in thousands except per share amounts):
     Working capital (deficit)                      $  (6,265)       $  3,342          $ 12,040       $ 18,005          $   4,137
     Total assets                                     136,895         107,073            91,463         76,842             44,816
     Long-term debt, including current
         maturities                                       581             687               685            783              9,648
     Common stockholders' equity (deficit)             75,283          62,286            53,380         46,663             (8,720)
     Dividends per common share                            --              --                --             --                 --

Operating data at fiscal year end
     Family centers managed                               345             300               274            245                215
     Licensed capacity                                 43,069          37,150            34,377         30,232             25,448


(1)The Company recognized a non-recurring charge of $704,000 in connection with a writedown in the value of certain equity investments made by the Company.

(2)The Company recognized merger costs of $7.5 million related to the Merger of BRHZ and CFAM. As a result of the non-deductibility of certain transaction costs associated with the Merger, the Company recognized tax expense of $2.0 million.

(3)The Company recognized an income tax benefit of $2.0 million principally the result of net reductions in valuation allowances for deferred tax assets.

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

     GENERAL

     Bright Horizons Family Solutions is a leading national provider of workplace services for employers and families, including child care, early education and strategic work/life consulting. As of December 31, 2000, the Company managed 345 family centers, with over 60 family centers under development. The Company has the capacity to serve more than 43,000 children in 34 states, the District of Columbia, Guam, the United Kingdom and Ireland and has partnerships with many of the nation's leading employers, including 80 Fortune 500 companies and 44 of Working Mother Magazine's "100 Best Companies for Working Mothers" in 2000. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

     The Company, a Delaware corporation, was formed as a result of the Merger, by and among the Company, BRHZ and CFAM, which was approved by the shareholders of BRHZ and CFAM on July 24, 1998. Each issued and outstanding share of BRHZ common stock was converted into 1.15022 shares of the Company's Common Stock, and each issued and outstanding share of CFAM common stock was converted into one share of Common Stock. Each outstanding option of BRHZ and CFAM was converted into an option to purchase shares of Common Stock at the same conversion ratios referenced above. The transaction was accounted for as a pooling of interests and tax-free reorganization. All historical equity amounts have been restated to reflect the respective exchange ratios, and certain reclassifications have been made for consistent presentation, which had no effect on net income.

     In April 2000 the Company assumed the operation of three child care centers for the U.S. Navy in Guam. Additionally, in May 2000 the Company acquired Nurseryworks Limited, based in London, England, which operates nine child care centers in the greater London area. Finally, in December 2000 the Company acquired Circle of Friends, based in Ireland, which operates two child care centers. The operations of the Company's non-domestic child care centers are not material to the Company's operating results, financial position or cash flows.

     Center Economics. The Company's revenue is principally derived from the operation of family centers, and to a lesser extent, other services including consulting services. Family center revenues consist of parent fees for tuition, amounts paid or contributed by sponsors to fund a portion of a family center's operating costs, and management fees paid by client sponsors. Revenue growth has primarily resulted from the addition of new family centers as well as increased enrollment and tuition and expanded programs at existing family centers. Parent fees comprise the largest component of a center's revenue and are billed on a monthly or weekly basis, payable in advance. The parent fees are generally comparable to or slightly higher than prevailing area market rates for tuition. Amounts paid by sponsor clients are payable monthly and may be dependent on a number of factors such as enrollment, the center's operating costs, budgeted amounts, and the extent to which the sponsor wishes to subsidize parent fees. Management fees are generally fixed and payable monthly. Although the specifics of the Company's sponsorship arrangements vary widely, there are two basic forms, the sponsor model and the management model.

     The Company employs the sponsor model in approximately 60% of its family center sites. Under the sponsor model, a family center is operated at or near the sponsor's work site. The Company retains profit-and-loss responsibility for the operation of the family center, and, as part of the arrangement, may receive financial support from the sponsor. Client support can take various forms, including reduced occupancy costs, tuition-assistance and start-up and/or operating cost assistance. Newly opened sponsored centers generally operate at a loss until utilization levels reach approximately 55%, which typically occurs within 6 to 18 months of operation. In exchange for client sponsorship, the Company gives priority enrollment to the children of employees or tenants affiliated with the sponsor.

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

     Under the sponsor model, the tuition paid by parents is supplemented in some cases by direct payments from sponsors and, to a far lesser extent, direct payment from government agencies. Under the management model, in addition to parent tuition, revenue also includes management fees and operating subsidies. Tuition, management fees and fees for priority enrollment rights paid in advance are recorded as deferred revenue and are recognized as earned.

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

     In addition to the sponsor and management models, the Company may establish a center in instances where it has been unable to cultivate sponsorship, or sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations where experience and demographics indicate that demand for the Company's services exist. These centers typically operate at a loss until utilization levels reach approximately 60%, which typically occurs within 12 to 24 months of operation.

     Cost of services expenses consist of direct expenses associated with the operation of family centers and with the delivery of consulting services. Family center cost of services consist primarily of staff salaries, taxes and benefits; food costs; program supplies and materials; parent marketing; and occupancy costs. Personnel costs are the largest component of a family center's operating costs, and comprise approximately 80% of a family center's operating expenses. However, personnel costs will be proportionately larger in family centers operating under the management model and proportionally lower in family centers operating under the sponsor model. Consulting cost of services are comprised primarily of staff salaries, taxes and benefits; contract labor; and other direct operating expenses.

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

     New Centers. In Fiscal Year 2000, the Company added 54 new family centers, 30 of which are operating under the sponsor model and 24 of which are operating under the management model. In the same period, the Company closed 9 centers that were either not meeting operating objectives or transitioned to other service providers. The Company currently has over 60 centers under development, scheduled to open over the next 12 to 24 months. The opening of new centers is subject to a number of conditions and factors, including, among others, construction timing, sponsor needs and weather conditions.

     Seasonality. The Company's business is subject to seasonal and quarterly fluctuations. Demand for child care and early education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company's services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (sponsor vs. management) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

     RESULTS OF OPERATIONS

     The following financial information has been compiled from the Company's consolidated financial statements, which combine financial position and operating results as of and for the years ended December 31, 2000 ("Fiscal Year 2000"), December 31, 1999 ("Fiscal Year 1999") and December 31, 1998 ("Fiscal Year 1998").

     The following table sets forth statement of income data as a percentage of revenue for the Fiscal Years 2000, 1999, and 1998:

                                         Fiscal Year     Fiscal Year  Fiscal Year
                                            2000           1999          1998
Revenue                                    100.0%         100.0%        100.0%
Cost of services                            85.3           85.8          86.3
                                          ------         ------        ------
     Gross profit                           14.7           14.2          13.7
Selling, general and administrative          8.4            8.6           9.1
Amortization                                 0.7            0.3           0.4
                                          ------         ------        ------
     Income from operations                  5.6            5.3           4.2
Other charges                               (0.2)            --          (3.6)
Net interest income                           --            0.3           0.6
                                          ------         ------        ------
Income before income taxes                   5.4            5.6           1.2
Income tax expense                           2.2            2.3           1.0
                                          ------         ------        ------
Net income                                   3.2%         3.3 %           0.2%
                                          ======         ======        ======

     Fiscal Year 2000 Compared To Fiscal Year 1999

     Revenue. Revenue increased $47.8 million, or 19.7%, to $291.1 million for Fiscal Year 2000 from $243.3 million for Fiscal Year 1999. At December 31, 2000, the Company operated 345 family centers, as compared with 300 at December 31,1999, a net increase of 45 family centers. Growth in revenues is primarily attributable to the net addition of new family centers, maturation of existing family centers, modest growth in the existing base of family centers and tuition increases of approximately 4% to 6%.

     Gross Profit. Gross profit increased $8.0 million, or 23.3%, to $42.7 million for Fiscal Year 2000 from $34.7 million for Fiscal Year 1999. The increase in gross profit as a percentage of revenue, to 14.7% for Fiscal Year 2000 from 14.2% for Fiscal Year 1999, is attributable to the higher proportion of centers operating as mature, stabilized facilities. This improvement in centers open greater than two years was partially offset by lower margins in centers that were open less than two years compared to centers at this maturity stage in Fiscal Year 1999, due largely to a greater number of sponsor model centers, which incur losses during the ramp up stage.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million, or 16.7%, to $24.4 million for Fiscal Year 2000 from $20.9 million for Fiscal Year 1999. The decrease as a percentage of revenue to 8.4% in Fiscal Year 2000 from 8.6% in Fiscal Year 1999 relates to a larger revenue base and increased overhead efficiencies. The dollar increase is primarily attributable to investments in regional management, sales personnel and operations personnel necessary to support long-term growth, as well as selling, general and administrative expenses associated with expansion in the United Kingdom and Ireland.

     Income from Operations. Income from operations totaled $16.4 million for Fiscal Year 2000, as compared with income from operations of $12.8 million for Fiscal Year 1999. Operating income for Fiscal Year 2000 increased by $3.6 million, or 28.1%, from Fiscal Year 1999.

     Other Charges. In Fiscal Year 2000 the Company recognized a charge of $704,000 ($412,000 after tax) in connection with a writedown in the value of certain equity investments made by the Company.

     Net Interest Income. Net interest income in Fiscal Year 2000 totaled $30,000 as compared to $715,000 for Fiscal Year 1999. The decrease in net interest income is attributable to lower levels of invested cash and to borrowing under the line of credit.

     Income Tax Expense. The Company had an effective tax rate of 41.6% in Fiscal Year 2000. In Fiscal Year 1999 the effective tax rate was 41.5%. Management expects the effective rate for 2001 to be consistent with the past two years.

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

     Income from Operations. Income from operations totaled $12.8 million for Fiscal Year 1999, as compared with income from operations of $8.7 million for Fiscal Year 1998. Operating income for Fiscal Year 1999 increased by $4.1 million, or 47.0%, from Fiscal Year 1998.

     Other Charges. In connection with the Merger in Fiscal Year 1998, the Company recognized a charge of $7.5 million ($5.4 million after tax) which included transaction costs of $2.8 million, non-cash asset impairment charges of $1.4 million, severance costs of $0.5 million and one-time incremental integration costs directly related to the Merger totaling $2.8 million.

     Net Interest Income. Net interest income in Fiscal Year 1999 totaled $700,000 as compared to $1.2 million for Fiscal Year 1998. The decrease in net interest income is attributable to lower levels of invested cash.

     Income Tax Expense. The Company had an effective tax rate of 41.5% in Fiscal Year 1999. As a result of the non-deductibility of certain transaction costs associated with the Merger, the Company had an effective tax rate of 81% for Fiscal Year 1998. Excluding the effects of these non-deductible expenses, the effective tax rate would have approximated 41% for Fiscal Year 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are the ongoing operations of its existing family centers and the addition of new centers through development or acquisition. The Company's primary source of liquidity has been from existing cash balances and cash flow from operations, supplemented by borrowings available under the Company's various credit arrangements. The Company had a working capital deficit of $6.3 million at December 31, 2000 and working capital of $3.3 million at December 31, 1999.

     Cash provided by operating activities was $17.0 million, $15.2 million and $9.1 million for Fiscal Years 2000, 1999 and 1998, respectively. The increase of $1.8 million in cash provided by operating activities in Fiscal Year 2000 was primarily the result of an in increase in net income before depreciation and amortization of $3.9 million. Additionally, operating cash flow increased as the result of $3.2 million of deferred revenue as compared to $2.0 million of deferred revenue in Fiscal Year 1999 as well as an increase in accounts payable and accrued expenses. These amounts were offset by an increase in accounts receivable. The increase of $6.1 million in cash provided by operating activities in Fiscal Year 1999 as compared to Fiscal Year 1998 was primarily the result of an increase in net income before depreciation and amortization of $8.4 million. In addition, the Company was able to utilize existing prepaid income taxes and deferred tax assets against current year obligations to provide additional cash from operating activities. These amounts were offset by an increase in accounts receivable, prepaid expenses and other current assets, and a smaller increase in accrued expenses and accounts payable than had been experienced in Fiscal Year 1998. The increase in deferred revenue of $3.2 million and $2.0 million in Fiscal Years 2000 and 1999, respectively, was associated with (i) fees paid in advance for long-term priority enrollment rights in certain centers and (ii) parent tuition paid in advance.

     Cash used in investing activities increased to $28.3 million for Fiscal Year 2000 from $20.4 million for Fiscal Year 1999 and $17.2 million for Fiscal Year 1998, principally due to $19.7 million of fixed asset additions and leasehold improvements, as compared to $18.1 million and $13.7 million of fixed asset additions and leasehold improvements in Fiscal Years 1999 and 1998, respectively. Of the $19.7 million of fixed asset additions in Fiscal Year 2000, approximately $12.8 million relate to new family centers; of the remainder, approximately $3.7 million relates to the refurbishment and expansion of existing family centers, with the balance expended for office expansion and investment in information technology in corporate, regional and district offices, including the relocation of the Company's corporate offices. Management expects to maintain, or increase slightly, the current level of center related fixed asset spending through 2001. The Company also made several acquisitions of child care centers for cash payments totaling $8.2 million, $2.0 million and $3.6 million in Fiscal Years 2000, 1999 and 1998, respectively.

     Cash provided by financing activities totaled $7.2 million in Fiscal Year 2000, as compared to cash used by financing activities of $2.5 million in 1999. The increase was primarily the result of net borrowings of $4.8 million under its $40.0 million line of credit which was executed March 30, 2000. In Fiscal Year 1999 cash used by financing activities was primarily the result of the Company's repurchase of 495,000 shares of its Common Stock at a cost of $7.1 million. During Fiscal Years 2000, 1999 and 1998, the Company received $2.6, $5.1 and $4.4 million, respectively, in net proceeds from the issuance of Common Stock associated with the exercise of stock options and warrants. In Fiscal Year 1998 these proceeds were partially offset by the repurchase of shares of the Company's Common Stock, which were subsequently reissued to fulfill warrant and stock option exercises.

     On July 20, 1999, the Board of Directors approved a plan to repurchase up to 500,000 shares of the Company's Common Stock, which was subsequently increased to a total of 1,250,000 shares on October 20, 1999. At December 31, 2000 the Company had repurchased 495,000 shares for a total of $7.1 million. Share repurchases under the stock repurchase program will be made from time to time with the Company's cash in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of high quality commercial paper and institutional money market accounts. The carrying value of these instruments approximates market value due to their short maturities.

     Management believes that funds provided by operations and the Company's existing cash and cash equivalent balances and borrowings available under lines of credit will be adequate to meet planned operating and capital expenditure needs for at least the next 18 months. However, if the Company were to make any significant acquisitions or make significant investments in the purchase of facilities for new or existing family centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

     NEW PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, will be effective for the Company's financial reporting beginning in the first quarter of fiscal 2001. SFAS No. 133 will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the results of its operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25". This interpretation provides guidance on the application of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", including (i) the definition of an employee, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and
     (iv) the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000 and the effects of applying the interpretation are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial condition.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on the results of its operations or financial position.

     MARKET RISK

     Foreign Currency Risk. The Company's exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom and Ireland. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its European subsidiaries.

     The assets and liabilities of the Company's United Kingdom and Irish subsidiaries, whose functional currencies are the British pound and Irish pound, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for the subsidiaries are included in cumulative translation adjustment in stockholders' equity.

     The operations of the Company's United Kingdom and Irish subsidiaries are not material to the Company's consolidated results of operations; therefore, the impact of a 10% change in the exchange rate would not have a significant impact on the Company's results of operations or financial position.

     Interest Rate Risk. As of December 31, 2000, the Company's investment portfolio consisted of institutional money market funds, which due to their short maturities are considered cash equivalents. The Company's primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments, which approximate $5.4 million, have an average interest rate of approximately 5.5% and are subject to interest rate risk. Due to the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points in Fiscal Year 2000, the Company's interest income for the year ended December 31, 2000 would have decreased by approximately $54,000. This estimate assumes that the decrease would have occurred on the first day of 2000 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income as a result of future changes in investment yields will depend largely on the gross amount of the Company's investments.

     The Company is also subject to interest rate risk under the terms of its various lines of credit, which have variable rates of interest. The impact on the Company's future interest expense as a result of future changes in interest rates will depend largely on the gross amount of the Company's borrowings. Management estimates that had the average interest rate incurred on the Company's average borrowings under its lines of credit increased by 100 basis points in Fiscal Year 2000, the Company's interest expense for the year ended December 31, 2000 would have increased by approximately $20,000. This estimate assumes that the increase would have occurred on the first day of borrowings and increased the rate charged by 100 basis points.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bright Horizons Family Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions, Inc. (a Delaware corporation) as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bright Horizons Family Solutions, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


 /s/ Arthur Andersen LLP
------------------------
Boston, Massachusetts
February 8, 2001

                                       Bright Horizons Family Solutions, Inc.
                                             Consolidated Balance Sheets
                                          (in thousands, except share data)

                                                                                             December 31,
                                                                                   2000                       1999
Assets
Current Assets:
       Cash and cash equivalents                                               $      8,599                $  12,752
       Accounts receivable, net of allowance for doubtful
             accounts of $1,477 and $1,290, respectively                             23,945                   17,858
       Prepaid expenses and other current assets                                      3,508                    2,251
       Current deferred tax asset                                                     5,297                    4,966
                                                                                -----------               ----------
             Total current assets                                                    41,349                   37,827

Fixed assets, net                                                                    64,433                   48,437
Goodwill and other intangibles, net                                                  24,256                   15,909
Noncurrent deferred tax asset                                                         6,151                    4,192
Other assets                                                                            706                      708
                                                                                -----------               ----------
             Total assets                                                      $    136,895                $ 107,073
                                                                                ===========               ==========
Liabilities and Stockholders' Equity
Current liabilities:
       Lines of credit and short term debt                                     $      6,319                $      --
       Current portion of long-term debt and obligations
             due under capital leases                                                   156                      172
       Accounts payable and accrued expenses                                         28,007                   23,017
       Deferred revenue, current portion                                             10,720                    9,462
       Income taxes payable                                                             540                      780
       Other current liabilities                                                      1,872                    1,054
                                                                                -----------               ----------
             Total current liabilities                                               47,614                   34,485

Long-term debt and obligations due under capital
       leases, net of current portion                                                   425                      515
Accrued rent                                                                          1,744                    1,400
Other long-term liabilities                                                           3,358                    2,692
Deferred revenue, net of current portion                                              8,471                    5,695
                                                                                -----------               ----------
             Total liabilities                                                       61,612                   44,787
                                                                                -----------               ----------

Commitments and contingencies (Note 12)

Stockholders' equity:
       Common Stock $0.01 par value
             Authorized:  30,000,000 shares
             Issued:  12,564,000 and 12,310,000 shares at
                   December 31, 2000 and 1999, respectively
             Outstanding:  12,069,000 and 11,815,000 shares at
                   December 31, 2000 and 1999, respectively                             126                      123
       Additional paid-in capital                                                    79,398                   75,641
       Treasury stock, 495,000 shares at cost                                       ( 7,081)                 ( 7,081)
       Cumulative translation adjustment                                                 25                       --
       Retained earnings (deficit)                                                    2,815                  ( 6,397)
                                                                                -----------               ----------
             Total stockholders' equity                                              75,283                   62,286
                                                                                -----------               ----------
             Total liabilities and stockholders' equity                        $    136,895                $ 107,073
                                                                                ===========               ==========

The accompanying notes are an integral part of the consolidated financial statements

                                       Bright Horizons Family Solutions, Inc.
                                          Consolidated Statements of Income
                                        (in thousands, except per share data)

                                                                       2000               1999                1998

Revenues                                                         $     291,143      $     243,290       $     209,372
Cost of services                                                       248,405            208,631             180,770
                                                                 -------------      -------------       -------------
        Gross Profit                                                    42,738             34,659              28,602

Selling, general and administrative                                     24,388             20,903              18,972
Amortization                                                             1,904                913                 893
                                                                 -------------      -------------       -------------
        Income from operations                                          16,446             12,843               8,737

Other charges                                                             (704)               --               (7,500)
Net interest income                                                         30                715               1,210
                                                                 -------------      -------------       -------------
        Income before taxes                                             15,772             13,558               2,447

Income tax expense                                                       6,560              5,631               1,973
                                                                 -------------      -------------       -------------
        Net income                                               $       9,212      $       7,927       $         474
                                                                 =============      =============       =============

Earnings per share - basic                                       $        0.77      $        0.66       $        0.04
                                                                 =============      =============       =============

Weighted average number of common shares - basic                        11,895             11,945              11,172
                                                                 =============      =============       =============

Earnings per share - diluted                                     $        0.74      $        0.63       $        0.04
                                                                 =============      =============       =============

Weighted average number of common and common equivalent
     shares - diluted                                                   12,522             12,586              12,411
                                                                 =============      =============       =============



The accompanying notes are an integral part of the consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                                 (in thousands)


                                     Common Stock     Additional               Cumulative    Retained        Total
                                                       Paid In     Treasury    Translation   Earnings    Stockholders  Comprehensive
                                   Shares    Amount    Capital      Stock      Adjustment   (Deficit)       Equity        Income
                                    ------  --------  ----------  ----------   -----------  ----------   -----------  -------------
Balance at December 31, 1997        10,854  $    108  $   60,544  $       --   $          $  (13,989)  $    46,663     $

Exercise of stock options              723         7       4,281          --          --          --         4,288

Exercise of warrants                    26        --         160          --          --          --           160

Options issued in connection
     with an acquisition                --        --         375          --          --          --           375

Repurchase of common stock             (49)       --        (325)         --          --        (809)       (1,134)

Tax benefit from the exercise
     of stock options                   --        --       2,554          --          --          --         2,554

Net income                              --        --          --          --          --         474           474             474
                                    ------------------------------------------------------------------------------------------------
Comprehensive net income for
     the year ended December                                                                                                   474
     31, 1998                       ------------------------------------------------------------------------------------------------

Balance at December 31, 1998        11,554       115      67,589          --          --     (14,324)       53,380

Exercise of stock options              756         8       5,103          --          --           --        5,111

Repurchase of common stock            (495)       --          --      (7,081)         --           --      (7,081)

Stock-based compensation                --        --          22          --          --           --           22

Tax benefit from the exercise
     of stock options                   --        --       2,927          --          --           --        2,927

Net income                              --        --          --          --          --        7,927        7,927           7,927
                                    ------------------------------------------------------------------------------------------------

Comprehensive net income for
     the year ended December                                                                                                 7,927
     31, 1999                       ------------------------------------------------------------------------------------------------


Balance at December 31, 1999        11,815       123      75,641      (7,081)         --      (6,397)       62,286

Exercise of stock options              254         3       2,570          --          --           --        2,573

Options issued in connection
     with an acquisition                --        --          28          --          --           --           28

Stock-based compensation                --        --          71          --          --           --           71

Tax benefit from the exercise
     of stock options                   --        --       1,088          --          --           --        1,088

Translation adjustment                  --        --          --          --          25           --           25              25

Net income                              --        --          --          --          --        9,212        9,212           9,212
                                    ------------------------------------------------------------------------------------------------

Comprehensive net income for
     the year ended December                                                                                             $   9,237
     31, 2000                       ------------------------------------------------------------------------------------------------

Balance at December 31, 2000        12,069  $    126  $   79,398  $  (7,081)   $      25   $    2,815  $    75,283
                                    ==============================================================================



The accompanying notes are an integral part of the consolidated financial statements

                                        Bright Horizons Family Solutions, Inc
                                        Consolidated Statements of Cash Flows
                                                   (in thousands)

                                                                           2000              1999              1998

Net income                                                           $      9,212      $      7,927      $        474

Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                      7,525             4,912             3,960
         Non-cash expenses                                                     71                22                --
         Asset write-downs and loss on disposal of fixed assets               718               208             1,248
         Deferred income taxes                                             (2,290)           (1,914)           (1,257)
Changes in assets and liabilities:
         Accounts receivable                                               (6,006)           (4,474)           (4,270)
         Income tax receivable                                                 --             5,171            (2,243)
         Prepaid expenses and other current assets                           (825)             (727)            3,814
         Accounts payable and accrued expenses                              3,520             1,348             6,622
         Income taxes payable                                                 851               780              (962)
         Deferred revenue                                                   3,236             1,964             2,749
         Accrued rent                                                         344              (160)               42
         Other long-term assets                                              (212)               11               (97)
         Other current and long-term liabilities                              809               160              (938)
                                                                     ------------      ------------      ------------
                Net cash provided by operating activities                  16,953            15,228             9,142
                                                                     ------------      ------------      ------------

Cash flows from investing activities:
         Additions to fixed assets, net of acquired amounts               (19,677)          (18,059)          (13,711)
         Proceeds from the disposal of fixed assets                            21                25               181
         Increase in other assets                                            (503)             (400)              (21)
         Payments for acquisitions, net of cash acquired                   (8,167)           (1,964)           (3,615)
                                                                     ------------      ------------      ------------
                Net cash used in investing activities                     (28,326)          (20,398)          (17,166)
                                                                     ------------      ------------      ------------

Cash flows from financing activities:
         Proceeds from the issuance of common stock                         2,573             5,111             4,448
         Purchase of treasury stock                                            --            (7,081)           (1,134)
         Principal payments of long-term debt and obligations
            under capital leases                                             (175)             (547)             (235)
         Borrowings under lines of credit                                  16,038                --                --
         Payments under lines of credit                                   (11,226)               --                --
                                                                     ------------      ------------      ------------
                Net cash provided by (used in) financing activities         7,210            (2,517)            3,079
                                                                     ------------      ------------      ------------

Effect of exchange rates on cash balances                                      10                --                --
                                                                     ------------      ------------      ------------

Net decrease in cash and cash equivalents                                  (4,153)           (7,687)           (4,945)

Cash and cash equivalents, beginning of period                             12,752            20,439            25,384
                                                                     ------------      ------------      ------------

Cash and cash equivalents, end of period                             $      8,599      $     12,752      $     20,439
                                                                     ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                   Notes To Consolidated Financial Statements
                      For Fiscal Years 2000, 1999 and 1998

    1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Bright Horizons Family Solutions, Inc. (the "Company") was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998 (the "Merger"). The Company provides workplace services for employers and families including child care, early education and strategic work/life consulting throughout the United States, Guam, the United Kingdom, and Ireland.

The Company operates its family centers under various types of arrangements, which generally can be classified in two forms: (i) the sponsor model, where the Company operates a family center on the premises of a sponsor and gives priority enrollment to the sponsor's employees or affiliates and (ii) the management model, where the Company manages a work-site family center under a cost-plus arrangement, typically for a single employer.

BUSINESS COMBINATION AND BASIS OF PRESENTATION - On April 26, 1998 BRHZ and CFAM entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, as amended, BRHZ and CFAM have merged with subsidiaries of the Company and are now wholly owned subsidiaries of the Company. The Merger was approved by a vote of the stockholders of BRHZ and CFAM on July 24, 1998 and has been treated as a tax free reorganization and accounted for as a pooling of interests. In the Merger, each share of BRHZ common stock ("BRHZ Common Stock") was exchanged for 1.15022 shares of the Company's $0.01 par value per share common stock ("Common Stock"), and each share of CFAM common stock ("CFAM Common Stock") was exchanged for one share of Common Stock. Each outstanding option to purchase shares of BRHZ Common Stock and CFAM Common Stock has been converted into an option to purchase shares of the Company's Common Stock at the same conversion ratios referenced above. The accompanying consolidated financial statements have been restated to include the financial position and results of operations for both BRHZ and CFAM for all periods presented, unless otherwise indicated. All historical amounts have been restated to reflect the respective exchange ratio, and certain reclassifications have been made for consistent presentation, which had no effect on net income.

The Company operates on a calendar year. BRHZ had a fiscal year ending on June
30. CFAM had a fiscal year ending on the Friday closest to December 31. The accompanying consolidated financial statements combine financial position and operating results as of and for the year ended December 31, 2000 ("Fiscal Year 2000"), December 31, 1999 ("Fiscal Year 1999"), and December 31, 1998 ("Fiscal Year 1998).

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN OPERATIONS - In 2000 the Company acquired operations based in the United Kingdom and Ireland. The assets and liabilities of the Company's foreign subsidiaries, which are not material to the Company's consolidated financial statements, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders' equity and is a component of comprehensive income.

BUSINESS RISKS - The Company is subject to certain risks common to the providers of child care and early education, including dependence on key personnel, dependence on client relationships, competition from alternate sources or providers of the Company's services, market acceptance of work and family services, the ability to hire and retain qualified personnel and general economic conditions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, accounts receivable and lines of credit. The Company maintains its cash in financial institutions of high credit standing. The Company's accounts receivable are derived primarily from the services it provides. The Company believes that no significant credit risk exists at December 31, 2000 or 1999, and that the carrying amounts of the Company's financial instruments approximate fair market value.

CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. The carrying value of these instruments approximates market value due to their short maturities.

FIXED ASSETS - Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets.

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

The excess of the aggregate purchase price over the fair value of identifiable assets of businesses acquired (goodwill) is being amortized on a straight-line basis over the estimated period benefited, ranging from eighteen to twenty-five years. Other intangible assets are amortized over the estimated period of benefit, utilizing a straight-line method, over periods ranging from two to ten years, as applicable.

Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of its intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the acquired operation's undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. Management does not believe any such impairment currently exists.

DEFERRED REVENUE - Deferred revenue results from prepaid tuitions, employer-sponsor advances and cash received on consulting or development projects still in advance of services being performed

OTHER CURRENT AND LONG-TERM LIABILITIES - Other current and long-term liabilities consist primarily of deposits held pursuant to certain family center management contracts. The deposits will be remitted to the clients upon termination of the respective contracts. Amounts also include parent fee deposits and amounts payable under acquisition agreements.

INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

REVENUE RECOGNITION - Revenue is recognized as services are performed. In both the sponsor model and the management model, revenues consist primarily of tuition paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenues also include management fees paid by corporate sponsors. In the management model, in addition to tuition and management fee revenues, revenue is also recognized for operating subsidies paid either in lieu of or to supplement tuition.

The Company maintains contracts with its corporate sponsors to manage and operate their family centers under various terms. The Company's contracts are generally 3 to 10 years in length with varying renewal options. Management expects to renew the Company's existing contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions.

STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized because options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees and certain options issued in connection with acquisitions using the fair value method, in accordance with the provisions of SFAS No. 123.

EARNINGS PER SHARE - The Company accounts for earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, options and warrants if applicable.

COMPREHENSIVE INCOME - Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments.

SEGMENT REPORTING - The Company currently operates in one industry segment and generates in excess of 90% of revenue and operating profit domestically. Additionally, no single customer accounts for more than 10% of the Company's revenue.

NEW PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, will be effective for the Company's financial reporting beginning in the first quarter of fiscal 2001. SFAS No. 133 will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the results of its operations or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." On March 24, 2000, the SEC deferred implementation of SAB No. 101 until the second calendar quarter of 2000, and on June 26, 2000, implementation was further deferred until the fourth quarter of calendar 2000. The Company was required to comply with this guidance no later than the fourth quarter of fiscal 2000. The adoption of this guidance did not have a material impact on the accompanying financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after

December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on the results of its operations or financial position.


RECLASSIFICATIONS - Certain amounts in the prior years' financial statements have been reclassified to conform with the current year's presentation.

    2.   ACQUISITIONS

In 2000, the Company acquired substantially all the assets of two multi-site child care companies and 100% of the outstanding stock of one domestic single-site and two foreign multi-site child care companies for aggregate consideration of approximately $8.2 million in cash, the issuance of notes payable to a seller totaling $1.1 million, the assumption of liabilities of approximately $3.4 million and the issuance of options to purchase 4,000 shares of the Common Stock which were valued at approximately $28,000 using the Black-Scholes option pricing model. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Estimated goodwill and other intangible assets totaling approximately $10.4 million have been recorded and are being amortized over periods not to exceed 18 years.

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

In 1998, the Company acquired substantially all the assets of two single-site child care companies and 100% of the outstanding stock of two additional single-site child care companies for aggregate consideration of approximately $3.6 million in cash, the assumption of liabilities of approximately $730,000 and the issuance of options to purchase 30,120 shares of Common Stock, which were valued at approximately $375,000 using the Black-Scholes option pricing model. The purchase price has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill amounting to approximately $4.1 million resulted from these transactions and is being amortized over a period of 18 years.

The above transactions have been accounted for as purchases and the operating results of the acquired companies have been included from the respective dates of acquisition. The acquisitions were not material and therefore no pro-forma information has been presented.

    3.   FIXED ASSETS

Fixed assets consist of the following:

                                                      Estimated useful lives             December 31,          December 31,
                                                              (years)                        2000                  1999
                                                              -------                        ----                  ----

Buildings                                                     20 - 40                    $ 31,699,000          $ 26,618,000
Furniture and equipment                                        3 - 15                      23,639,000            18,429,000
Leasehold improvements                                   3 / life of lease                 22,411,000            12,594,000
Land                                                             --                         5,923,000             4,465,000
                                                                                          -----------           -----------
                                                                                           83,672,000            62,106,000
Less accumulated depreciation and amortization                                            (19,239,000)          (13,669,000)
                                                                                          -----------           -----------
    Fixed assets, net                                                                    $ 64,433,000          $ 48,437,000
                                                                                          ===========          ============

Fixed assets include automobiles and office equipment held under capital leases totaling $179,000 and $338,000 in Fiscal Years 2000 and 1999, respectively. Depreciation expense relating to fixed assets under capital leases was approximately $19,000 and $38,000 for Fiscal Years 2000 and 1999, respectively. Accumulated depreciation relating to fixed assets under capital leases totaled approximately $159,000 and $287,000 for Fiscal Years 2000 and 1999, respectively.

    4.   INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                                     December 31,        December 31,
                                                                                         2000               1999
                                                                                         ----               ----
Goodwill, net of accumulated amortization of $5,040,000 and
           $3,415,000, respectively                                                 $ 23,361,000       $ 15,056,000
Non-compete agreements and contract rights, net of accumulated
           amortization of $3,261,000 and $3,081,000, respectively                       884,000            834,000
Other intangibles, net of accumulated amortization of $26,000 and
           $18,000, respectively                                                          11,000             19,000
                                                                                    ------------       ------------
                                                                                    $ 24,256,000       $ 15,909,000
                                                                                    ============       ============

5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                                     December 31,        December 31,
                                                                                         2000               1999
                                                                                         ----               ----
Accounts payable                                                                     $ 2,269,000       $ 1,397,000
Accrued payroll and employee benefits                                                 17,853,000        14,645,000
Accrued other expenses                                                                 7,885,000         6,630,000
Accrued merger related expenses                                                               --           345,000
                                                                                    ------------       -----------

                                                                                    $ 28,007,000       $23,017,000
                                                                                    ============       ============

    6.   LINES OF CREDIT AND SHORT TERM DEBT

The Company entered into a $40.0 million unsecured line of credit for working capital, acquisition financing and general corporate purposes with two banks effective March 30, 2000. This facility replaces the line of credit facility that the Company had in place at December 31, 1999. The credit facility consists of a revolving line of credit, which expires on June 30, 2002, at which time any outstanding indebtedness will be converted into a three-year term loan. At the Company's option, the line of credit will bear interest at either i) Prime or
ii) LIBOR plus a spread based on debt levels and coverage ratios. The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios, and prohibits the payment of dividends without bank approval. At December 31, 2000 the Company had $4.8 million outstanding and approximately $35.2 million available under the line of credit and was in compliance with the covenants of the agreement. The weighted average interest rate related to the amount outstanding at December 31, 2000 was 8.6%.

The Company also entered into a L350,000 unsecured line of credit for working capital and general corporate purposes with a bank effective September 2000. The facility is payable on demand and expires in September 2001. The facility bears interest at 3.5% over the bank's base rate, which is currently 6%, for a total interest rate of 9.5%. At December 31, 2000 the Company had L308,000 (approximately $460,000) outstanding under the facility.

A short-term note payable in the amount of $1.1 million, bearing interest at approximately 6%, was issued in December, 2000 in connection with an acquisition, and was repaid in January 2001.

    7.   LONG-TERM DEBT AND OBLIGATIONS DUE UNDER CAPITAL LEASES

Long-term debt consists of the following:

                                                                                       December 31,        December 31,
                                                                                          2000                1999
                                                                                          ----                ----
Unsecured note payable to a corporation, with quarterly payments of interest only at 8.25%; principal amounts of $60,000 are payable annually, note
     matures in October 2004.                                                          $ 240,000           $300,000
Unsecured note payable to a limited partnership, with quarterly payments of interest only at 8.50%; principal amounts of $50,000 are payable annually,
     note matures in December 2004.                                                      200,000            250,000
Notes payable to a state agency with monthly payments of approximately
     $2,300 including interest of 5.0%, with final payments due January 2001 and
     March 2007; secured by related furniture, fixtures and equipment                     51,000             73,000
Secured notes payable to a bank, repaid January 2001                                      79,000            --
Secured note payable to a bank, repaid January 2001                                        3,000            --
Obligations under capital leases at rates of 8.0% to 10.24%, secured by
     automobiles and certain office equipment; due in 2001                                 8,000             64,000
                                                                                       ---------          ---------
Total debt and obligations due under capital leases                                      581,000            687,000
Less current maturities                                                                (156,000)           (172,000)
                                                                                       ---------          ---------
Long-term debt and obligations due under capital leases                                $ 425,000          $ 515,000
                                                                                       =========          =========

    8.   INCOME TAXES

Income tax expense for Fiscal Years 2000, 1999 and 1998 consisted of the following:

                                                             Fiscal Year           Fiscal Year          Fiscal Year
                                                                 2000                 1999                  1998
                                                                 ----                 ----                  ----
Current tax expense                                          $ 8,446,000          $ 4,684,000             $ 676,000
Benefit from the exercise of stock options                     1,088,000            2,927,000             2,554,000
Deferred tax expense                                          (2,974,000)          (1,980,000)           (1,257,000)
                                                              -----------          -----------           -----------
Income tax expense, net                                      $ 6,560,000          $ 5,631,000           $ 1,973,000
                                                             ===========          ===========           ===========

A reconciliation of the U.S. Federal statutory rate to the effective rate is as follows:

                                                             Fiscal Year           Fiscal Year            Fiscal Year
                                                                 2000                  1999                   1998
                                                                 ----                  ----                   ----
U. S. Federal statutory rate                                   $5,526,000          $ 4,610,000             $ 832,000
State taxes on income                                             847,000              775,000               121,000
Non-deductible merger costs                                        --                   --                   935,000
Permanent differences and other                                   187,000              246,000                85,000
                                                               ----------           ----------            ----------
Income tax expense, net                                        $6,560,000           $5,631,000            $1,973,000
                                                               ==========           ==========            ==========

Deferred tax assets are as follows:

                                                             Fiscal Year           Fiscal Year          Fiscal Year
                                                                 2000                  1999                  1998
                                                                 ----                  ----                  ----
Net operating loss carryforwards                              $ 1,335,000          $ 1,414,000             $ 734,000
Reserve on assets                                                 753,000              593,000               277,000
Liabilities not yet deductible                                  4,330,000            4,077,000             3,425,000
Deferred revenue                                                3,063,000            1,897,000             2,409,000
Depreciation                                                      386,000            (207,000)             (812,000)
Amortization                                                    1,078,000            1,013,000               827,000
Other                                                             503,000              371,000               318,000
                                                               ----------           ----------            ----------
                                                              $11,448,000           $9,158,000            $7,178,000
                                                              ===========           ==========            ==========

As of December 31, 2000 the Company has federal net operating loss carryforwards of approximately $3.0 million, which are subject to annual limitations and are available to offset certain current and future taxable earnings and expire at various dates, the earliest of which is December 31, 2007. In addition, the Company has net operating losses in a number of states totaling approximately $5.4 million, which may only be used to offset operating income of certain of the Company's subsidiaries in those particular states. Management believes the Company will generate sufficient future taxable income to realize deferred tax assets prior to the expiration of any net operating loss carryforwards and that the realization of the net deferred tax asset is more likely than not.

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

STOCK OPTIONS

The Company has established an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under terms of the 1998 Stock Incentive Plan, 1,500,000 shares of the Company's Common Stock are available for distribution. As of December 31, 2000, there were approximately 465,000 shares of Common Stock eligible for grant under the plan. In accordance with the Merger Agreement, the Company also assumed all obligations for outstanding options to purchase shares of BRHZ and CFAM.

Options granted under the plan expire at the earlier of ten years from date of grant or three months after termination of the holder's employment with the Company unless otherwise determined by the Compensation Committee of the Board of Directors. The following table summarizes information about stock options outstanding at December 31, 2000:

                                                             Weighted
                                             Options          Average         Weighted          Options          Weighted
                                           Outstanding       Remaining         Average         Exercisable       Average
            Range of                     at December 31,     Contractual       Exercise       at December 31,    Exercise
         Exercise Price                        2000         Life (years)         Price             2000            Price
         --------------                        ----         ------------         -----             ----            -----
  $      0.0000  -   $     2.6125             57,625             3.3           $ 1.7112           53,276         $ 1.6683
  $      2.6126  -   $     5.2250             28,514             4.1           $ 3.8917           20,969         $ 3.9712
  $      5.2251  -   $     7.8375            651,336             5.6           $ 7.6682          630,183         $ 7.6859
  $      7.8376  -   $    10.4500              4,350             7.9           $10.0000            3,350         $10.0000
  $     10.4501  -   $    13.0625             28,754             6.8           $11.3000           28,754         $11.3000
  $     13.0626  -   $    15.6750            162,901             8.9           $14.8380           31,161         $14.8536
  $     15.6751  -   $    18.2875            338,881             9.0           $17.0423           24,347         $16.6470
  $     18.2876  -   $    20.9000            431,767             7.7           $19.0398          157,850         $19.0955
  $     20.9001  -   $    23.5125             48,052             7.9           $21.7189           23,640         $21.6635
  $     23.5126  -   $    26.1250             11,475             9.1           $24.8537            1,150         $24.0000
                                              ------             ---           --------            -----         --------
                                           1,763,655             7.1           $13.2195          974,680         $10.0507

The Company accounts for options issued to employees and directors under APB Opinion No. 25. Options issued to employees and directors have been granted with exercise prices equal to or greater than the fair value of the Company's Common Stock on the date of grant.

For the years ended December 31, 2000 and 1999, options to purchase 4,000 and 3,600 shares of Common Stock, respectively, were granted to members of the Company's advisory board. These options were valued at approximately $74,000 and $45,000, respectively, using the Black-Scholes option pricing model. The Company recognized compensation expense of approximately $71,000 and $22,000 in its operating results for the years ended December 31, 2000 and 1999, respectively. A balance of approximately $25,000 has been recorded as a component of additional paid-in capital at December 31, 2000.

Certain options issued in connection with acquisitions in Fiscal Years 2000 and 1998 were granted with an exercise price less than the fair value of the Company's Common Stock. These options were valued at approximately $28,000 and $375,000, respectively, using the Black-Scholes option pricing model, and are included in the determination of proceeds paid for the acquisitions.

SFAS No. 123 established new financial accounting and reporting standards for employee stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. As a result, no compensation cost for options granted to employees and directors of the Company has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in Fiscal Years 1995 through 2000 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts for years ended December 31, 2000, 1999 and 1998:


                                                         Fiscal Year 2000      Fiscal Year 1999     Fiscal Year 1998
                                                                ----                  ----                 ----
Net income (loss):
        As reported                                      $     9,212,000      $     7,927,000       $    474,000
        Pro forma                                        $     5,888,000       $    5,215,000       $   (814,000)
Earnings (loss) per share - Basic:
        As reported                                      $          0.77       $         0.66       $       0.04
        Pro forma                                        $          0.49       $         0.44       $      (0.07)
Earnings (loss) per common share assuming dilution:
Net income (loss):
        As reported                                      $     9,212,000     $      7,927,000       $    474,000
        Pro forma                                        $     5,888,000     $      5,215,000       $   (814,000)
Earnings (loss) per share - Diluted:
        As reported                                      $          0.74      $          0.63       $       0.04
        Pro forma                                        $          0.48      $          0.43       $      (0.07)

Under the provisions of SFAS No. 123, pro forma diluted earnings per share for Fiscal Year 1998 are the same as basic earnings per share, as the effects of additional dilution related to the conversion of options would have been anti-dilutive.

Because the method of accounting prescribed SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                         Fiscal Year          Fiscal Year          Fiscal Year
                                                            2000                 1999                 1998
                                                            ----                 ----                 ----
Expected dividend yield                                      0.0%                 0.0%                 0.0%
Expected stock price volatility                             56.0%                54.3%                35.0%
Risk free interest rate                                      4.95%                6.76%            5.05% - 5.77%
Expected life of options                                     7.7 years            7.0 years          7.5 - 8.5 years
Weighted-average fair value per share
   of options granted during the year                     $ 11.15               $ 9.82                $ 6.84

A summary of the status of the Company's option plans, including options issued to members of the Board of Directors, is as follows for Fiscal Years 2000, 1999 and 1998:

                                            Fiscal Year 2000              Fiscal Year 1999            Fiscal Year 1998
                                            ----------------              ----------------            ----------------

                                        Number of         Weighted      Number of      Weighted    Number of       Weighted
                                          Shares          Average        Shares        Average     Shares          Average
                                                          Exercise                     Exercise                    Exercise
                                                            Price                       Price                       Price
                                         -------------------------     ------------------------    ------------------------
Outstanding at beginning of
    period                               1,740,413         $12.00      2,004,890      $ 10.44      2,153,842       $  6.56
Granted                                    320,826          17.26        223,405        15.45        571,337         19.12
Exercised                                 (254,708)         10.10      (421,693)         5.95       (669,717)         5.71
Canceled                                   (42,876)         12.47       (66,189)        14.95        (50,572)         5.71
                                         ---------         ------      ---------        -----      ---------        ------
Outstanding at end of period             1,763,655         $13.22      1,740,413       $12.00      2,004,890       $ 10.44
Exercisable                                974,680         $10.05      1,051,634       $ 8.98      1,322,495       $  7.15

In addition to the above plans, the Company issued options to purchase 30,120 shares of Common Stock in connection with an acquisition in Fiscal Year 1998, which are excluded from the above figures, which were exercised in January 1999. The options were valued using the Black-Scholes option pricing model, the value of which was included in the purchase price of the transaction. CFAM also issued options to purchase 32,500 shares of CFAM Common Stock during 1996 to its vice-chairman in exchange for consulting services, which were valued using the Black-Scholes option pricing model and compensation expense was recorded. These options were exercised in Fiscal Year 1998. During 1995, CFAM also issued options to purchase 325,000 shares of CFAM Common Stock to an employee and former stockholder of RCCM, which were exercised in February 1999.

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

STOCK PURCHASE WARRANTS

Prior to 1994, CFAM issued stock purchase warrants for the purchase of CFAM Common Stock to a stockholder. Warrants outstanding for the purchase of 26,000 shares of CFAM Common Stock, which had an average exercise price of $6.15, were exercised in Fiscal Year 1998.

TREASURY STOCK

On July 20, 1999, the Company's Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 500,000 shares of its common stock. On October 20, 1999, the Company's Board of Directors authorized the repurchase of an additional 750,000 shares under the plan that allows shares of the Company's common stock to be purchased in the open market or through privately negotiated transactions. The Company carries the treasury shares at cost. At December 31, 2000 the Company had repurchased 495,000 shares at a cost of $7.1 million, which remain in the treasury. Shares repurchased will be available for reissuance under the Company's stock incentive plan as well as other appropriate uses.

In January 1998, CFAM purchased 48,750 shares of CFAM Common Stock for $1.1 million. The shares were subsequently reissued to satisfy stock warrant and option exercises.

    10.  OTHER CHARGES IN THE STATEMENTS OF INCOME

In Fiscal Year 2000 the Company recognized an expense of $704,000 ($412,000 after tax) in connection with a writedown in the value of certain equity investments made by the Company.

In connection with the Merger, the Company recognized a charge of $7.5 million ($5.4 million after tax) in Fiscal Year 1998, which included transaction costs of $2.8 million, non-cash asset impairment charges of $1.4 million, severance costs of $0.5 million and one time incremental integration costs directly related to the Merger totaling $2.8 million.

    11.  EARNINGS PER SHARE

The following tables present information necessary to calculate earnings per share for Fiscal Years 2000, 1999 and 1998:

                                                                                         Fiscal Year 2000
                                                                    Income (Numerator)   Shares (Denominator)   Per Share
                                                                                                                Amount
Basic earnings per share
  Income available to common stockholders                                $ 9,212,000         11,895,000         $ .77
                                                                                                                =====
Effect of dilutive securities
  Options                                                                    --                 627,000
                                                                         -----------         ----------
Diluted earnings per share                                               $ 9,212,000         12,522,000         $ .74
                                                                         ===========         ==========         =====


                                                                                         Fiscal Year 1999
                                                                    Income (Numerator)   Shares (Denominator)   Per Share
                                                                                                                Amount
Basic earnings per share
  Income available to common stockholders                                $ 7,927,000         11,945,000         $ .66
                                                                                                                =====
Effect of dilutive securities
  Options                                                                    --                 641,000
                                                                         ------------        ----------
Diluted earnings per share                                               $ 7,927,000         12,586,000         $ .63
                                                                         ===========         ==========         =====


                                                                                    Fiscal Year 1998
                                                                 Income (Numerator)   Shares (Denominator)   Per Share
                                                                                                              Amount
Basic earnings per share
  Income available to common stockholders                             $ 474,000            11,172,000         $ .04
                                                                                                              =====
Effect of dilutive securities
  Options and warrants                                                    --                1,239,000

                                                                      ---------            ----------
Diluted earnings per share                                            $ 474,000            12,411,000         $ .04
                                                                      =========            ==========         =====

The above earnings per share on a diluted basis has been prepared in accordance with SFAS No. 128 based on the historical results and weighted average shares of each company, adjusted for the effect on weighted average shares for the merger exchange ratio. In Fiscal Years 2000, 1999 and 1998 the weighted average number of stock options excluded from the above calculation of earnings per share was 272,621, 322,721 and 1,449, respectively, as they were anti-dilutive.

    12.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases various office equipment, automobiles, family center facilities and office space under non-cancelable operating leases. Many of the leases contain renewal options for various periods. Certain leases contain provisions which include additional payments based upon revenue performance, enrollment or the level of the Consumer Price Index at a future date. Rent expense was approximately $9.9 million, $8.8 million and $7.6 million in Fiscal Years 2000, 1999, and 1998, respectively. Future minimum payments under non-cancelable operating leases are as follows:

                   Year Ending
                   2001                                  11,832,000
                   2002                                  10,823,000
                   2003                                  10,080,000
                   2004                                   9,350,000
                   2005                                   8,357,000
                   Thereafter                            42,455,000
                                                         ----------
                                                       $ 92,897,000
                                                       ============

Future minimum lease payments include approximately $1.1 million of lease commitments, which are guaranteed by third parties pursuant to operating agreements for family centers.

EMPLOYMENT AND NON-COMPETE AGREEMENTS

The Company has employment agreements with two of its executive officers. The agreements provide for payment of 2.99 times annual salary upon the termination of employment without cause or resignation for good reason as set forth in the employment agreements. The agreements for the two executives expire in 2003. The Company has an employment agreement with an additional executive that provides for one years annual salary up the termination of employment without cause or resignation for good reason as set forth in the agreement. The maximum amount payable under these contracts in 2000 was approximately $1.1 million.

The Company also has severance agreements with five additional executives that provide for up to 24 months of compensation upon the termination of employment following a change in control of the Company. The maximum amount payable under these agreements in 2000 was approximately $1.9 million.

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

    13.  EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Retirement Savings Plan (the "Plan") for all employees with more than 1,000 hours of credited service annually and who have been with the Company one or more years. The Plan is funded by elective employee contributions of up to 15% of their compensation. Under the Plan the Company matches 25% of employee contributions for each participant up to 8% of the employee's compensation. Expense under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled $946,000, $674,000, and $596,000 in Fiscal Years 2000, 1999 and 1998,
respectively.

    14.  RELATED PARTY TRANSACTIONS

The Company has an agreement with S.C. Johnson & Son, Inc., the employer of a member of its Board of Directors, to operate and manage a family center. In return for its services under these agreements, the Company received management fees and operating subsidies of $295,000, $274,000 and $301,000, respectively, for Fiscal Years 2000, 1999 and 1998.

    15.  STATEMENT OF CASH FLOW INFORMATION

The following table presents supplemental disclosure of cash flow information for Fiscal Years 2000, 1999 and 1998:

                                                                     Fiscal Year       Fiscal Year      Fiscal Year
                                                                         2000             1999              1998
                                                                         ----             ----              ----
Supplemental cash flow information

         Cash payments of interest                                    $ 208,000          $60,000          $ 69,000

         Cash payments of income taxes                                8,032,000        1,611,000         3,954,000
Non cash operating activities:
         Compensation expense recognized in connection with
             the issuance of options                                     71,000           22,000              --

Non cash investing and financing activities:
         Issuance of options in connection with acquisition              28,000             --             375,000

         Tax benefit realized from the exercise of stock
             options                                                  1,088,000        2,927,000         2,554,000

In Fiscal Year 1999 the Company entered into an agreement to manage a child care center in exchange for a transfer of non-cash assets having a value of approximately $2.3 million.

In conjunction with the purchase of child care management companies, as discussed in Note 2, the fair value of assets acquired are as follows:


                                                                      Fiscal Year       Fiscal Year       Fiscal Year
                                                                          2000             1999               1998
                                                                          ----             ----               ----
Cash paid                                                           $   8,167,000    $   1,964,000     $   3,615,000
Issuance of common stock and
  stock options                                                            28,000           --               375,000
Issuance of notes payable                                               1,109,000          550,000               --
Liabilities assumed                                                     3,373,000           80,000           734,000
                                                                        ---------        ---------         ---------
Fair value of assets acquired                                       $  12,677,000    $   2,594,000     $   4,724,000

    16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the Fiscal Years 2000 and 1999 are summarized as follows:


                                                          First            Second              Third              Fourth
                                                         Quarter           Quarter             Quarter            Quarter
                                                         -------           -------             -------            -------
                                                                     (in thousands except per share data)
FISCAL YEAR 2000:
Revenue                                                 $ 66,622          $ 72,066           $ 74,504           $ 77,951
Operating income                                           3,877             4,234              3,843              4,492
Income before taxes                                        3,952             4,283              3,881              3,656
Net income                                                 2,312             2,499              2,260              2,141
Net income available to
  common stockholders                                      2,312             2,499              2,260              2,141
Basic earnings per share                                $   0.20          $   0.21           $   0.19             $ 0.18
Diluted earnings per share                              $   0.19          $   0.20           $   0.18             $ 0.17


                                                           First            Second              Third              Fourth
                                                          Quarter           Quarter             Quarter            Quarter
FISCAL YEAR 1999:                                         -------           -------             -------            -------
                                                                      (in thousands except per share data)
Revenue                                                 $ 58,461          $ 60,960             $ 61,139           $ 62,730
Operating income                                           3,018             3,380                2,964              3,481
Income before taxes                                        3,229             3,525                3,175              3,629
Net income                                                 1,905             2,079                1,876              2,067
Net income available to
  common stockholders                                      1,905             2,079                1,876              2,067
Basic earnings per share                                $   0.16          $   0.17             $   0.15           $   0.18
Diluted earnings per share                              $   0.15          $   0.16             $   0.15           $   0.17




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Proposal I - Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 23, 2001 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Business - Executive Officers of the Company" in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 23, 2001 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Stock Ownership" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 23, 2001 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Relationships and Related Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 23, 2001 sets forth certain information with respect to certain relationships and related transactions between the Company and its directors and officers and is incorporated herein by reference.

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

                                                                                                 Page Number

                  Report of Arthur Andersen LLP, Independent Public Accountants (included                 24
                  in Report in Part II, Item 8)

                  Schedule II - Valuation and Qualifying Accounts                                         45

         (3) The exhibits filed or incorporated by reference as part of this report are set forth in the Index of Exhibits of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         Not applicable

(c)      Exhibits

         Refer to Item 14(a)(3) above.

(d)      Not applicable

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                  Allowance for doubtful accounts



                                                      Balance at        Additions
                                                     beginning of     charged to costs       Deductions-      Balance at end
                                                        period         and expenses          charge offs      of period
                                                        ------         ------------          -----------      --------------
Fiscal Year 2000                                       $1,290,000       $719,000            $532,000        $1,477,000
Fiscal Year 1999                                       $709,000         $825,000            $244,000        $1,290,000
Fiscal Year 1998                                       $579,000         $375,000            $245,000        $  709,000



                                                                          Accrued merger costs


                                                      Balance at        Additions
                                                     beginning of     charged to costs       Deductions-      Balance at end
                                                        period         and expenses          charge offs      of period
                                                        ------         ------------          -----------      --------------
Fiscal Year 2000                                       $  345,000         $   --             $ 345,000       $   --
Fiscal Year 1999                                       $2,201,000         $   --            $1,856,000       $ 345,000
Fiscal Year 1998                                       $   --             $7,500,000        $5,299,000       $ 2,201,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



March 28, 2001                         By: /s/ Elizabeth J. Boland
                                         ---------------------------------------
                                         Elizabeth J. Boland
                                         Chief Financial Officer


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

SIGNATURE                                          TITLE                                       DATE
---------                                          -----                                       ----
/s/ Roger H. Brown                                 Director, Chief Executive Officer           March 28, 2001
------------------------------------
Roger H. Brown                                     (Principal Executive Officer)


/s/ Linda A. Mason                                 Co-Chairman of the Board                    March 28, 2001
------------------------------------
Linda A. Mason


/s/ Marguerite W. Sallee                           Co-Chairman of the Board                    March 28, 2001
------------------------------------
Marguerite W. Sallee


/s/ Elizabeth J. Boland                            Chief Financial Officer (Principal          March 28, 2001
------------------------------------
Elizabeth J. Boland                                Financial and Accounting Officer)


/s/ Joshua Bekenstein                              Director                                    March 28, 2001
------------------------------------
Joshua Bekenstein


/s/ JoAnne Brandes                                 Director                                    March 28, 2001
------------------------------------
JoAnne Brandes


/s/ William H. Donaldson                           Director                                    March 28, 2001
------------------------------------
William H. Donaldson


/s/ E. Townes Duncan                               Director                                    March 28, 2001
------------------------------------
E. Townes Duncan


/s/ Fred K. Foulkes                                Director                                    March 28, 2001
------------------------------------
Fred K. Foulkes


/s/ Sara Lawrence-Lightfoot                        Director                                    March 28, 2001
------------------------------------
Sara Lawrence-Lightfoot


/s/ Robert D. Lurie                                Director                                    March 28, 2001
------------------------------------
Robert D. Lurie


/s/ Ian M. Rolland                                 Director                                    March 28, 2001
------------------------------------
Ian M. Rolland


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

3.1*     Certificate of Incorporation

3.2 Amended and Restated Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.1* Article IV of Bright Horizons Family Solutions, Inc.'s Certificate of Incorporation

4.2 Article IV of Bright Horizons Family Solutions, Inc.'s Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.3      Specimen Common Stock Certificate (Incorporated by Reference to Exhibit
         4.3 of the Form 8-K filed on July 28, 1998)

10.1*    1998 Stock Incentive Plan

10.2 First Amendment to the 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10 of the Quarterly Report on Form 10-Q filed on November 16, 1998)

10.3*    1998 Employee Stock Purchase Plan

10.4*    Employment Agreement of Linda A. Mason

10.5 Amended and Restated Employment Agreement of Marguerite W. Sallee (Incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed on March 29, 2000)

10.6*    Employment Agreement of Roger H. Brown

10.7     Severance Agreement for Stephen I. Dreier (Incorporated by Reference to
         Exhibit 10.8 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.8 Severance Agreement for Elizabeth J. Boland (Incorporated by Reference to Exhibit 10.9 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.9     Severance Agreement for David H. Lissy (Incorporated by Reference to
         Exhibit 10.11 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.10*   Severance Agreement for Melanie Ray

10.11*   Severance Agreement for Michael Day

10.12*   Form of Indemnification Agreement

10.13 Credit Agreement, dated as of March 30, 2000, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Fleet National Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request) (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 12,
         2000)

10.14 Revolving Credit Note, dated March 30, 2000, payable to the Bank of America, N.A. in the principal amount of $15,000,000 (Incorporated by Reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 12, 2000)

10.15 Revolving Credit Note, dated March 30, 2000, payable to the Fleet National Bank in the principal amount of $25,000,000 (Incorporated by Reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed on May 12, 2000)

23.1     Consent of Arthur Andersen LLP
-----------------------
* Incorporated by Reference to the Registration Statement on Form S-4 filed on June 17, 1998 (Registration No. 333-57035).