Form 10-Q
period 2001-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2001-05-15
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.


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

                            200 Talcott Avenue South
                         Watertown, Massachusetts 02472
                    (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,164,250 shares of common stock, $.01 par value, at May 4, 2001.

                                    FORM 10-Q
                                      INDEX

                                                                                       Page
                                                                                      Number
PART I.    FINANCIAL INFORMATION

ITEM  1.   Consolidated Financial Statements

           A.     Consolidated Condensed Balance Sheets at March 31,
                  2001 (unaudited) and December 31, 2000                                 3

           B.     Consolidated Statements of Operations for the Three Months
                  ended March 31, 2001 and 2000 (unaudited)                              4

           C.     Consolidated Statements of Cash Flows for the Three Months
                  ended March 31, 2001 and 2000 (unaudited)                              5

           D.     Notes to Consolidated Financial Statements (unaudited)                 6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     9

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk                    12

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                            14

ITEM 2.    Changes in Securities and Use of Proceeds                                    14

ITEM 3.    Defaults Upon Senior Securities                                              14

ITEM 4.    Submission of Matters to a Vote of Security Holders                          14

ITEM 5.    Other Information                                                            14

ITEM 6.    Exhibits and Reports on Form 8-K                                             14


SIGNATURES                                                                              15

EXHIBITS                                                                                16

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Condensed Balance Sheets
                        (in thousands except share data)

                                                                        March 31,     December 31,
                                                                          2001            2000
                                                                       (unaudited)
ASSETS

Current Assets:

      Cash and cash equivalents                                         $   6,849       $   8,599
      Accounts receivable, net                                             24,578          23,945
      Prepaid expenses and other current assets                             2,932           3,508
      Current deferred tax asset                                            5,297           5,297
                                                                        ---------       ---------
            Total current assets                                           39,656          41,349

Fixed assets, net                                                          66,931          64,433
Goodwill and other intangible assets, net                                  23,617          24,256
Non-current deferred tax asset                                              6,151           6,151
Other assets                                                                  767             706
                                                                        ---------       ---------
            Total assets                                                $ 137,122       $ 136,895
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Line of credit and short term debt                                $   2,231       $   6,319
      Current portion of long-term debt and
            obligations under capital leases                                  116             156
      Accounts payable and accrued expenses                                27,048          28,007
      Deferred revenue                                                     13,332          10,720
      Income tax payable                                                      584             540
      Other current liabilities                                             1,580           1,872
                                                                        ---------       ---------
            Total current liabilities                                      44,891          47,614

Long-term debt and obligations under
      capital leases, net of current portion                                  372             425
Accrued rent                                                                1,836           1,744
Other long-term liabilities                                                 3,337           3,358
Deferred revenue, net of current portion                                    8,337           8,471
                                                                        ---------       ---------
            Total liabilities                                              58,773          61,612
                                                                        ---------       ---------

Stockholders' equity:

Common Stock $.01 par value
      Authorized: 30,000,000 shares
      Issued: 12,618,000 and 12,564,000 shares March 31, 2001 and
          December 31, 2000, respectively
      Outstanding: 12,123,000 and 12,069,000 at March 31, 2001 and
          December 31, 2000, respectively                                     126             126
Additional paid in capital                                                 79,798          79,398
Treasury stock, 495,000 shares, at cost                                    (7,081)         (7,081)
Cumulative translation adjustment                                             (98)             25
Retained earnings                                                           5,604           2,815
                                                                        ---------       ---------
            Total stockholders' equity                                     78,349          75,283
                                                                        ---------       ---------

Total liabilities and stockholders' equity                              $ 137,122       $ 136,895
                                                                        =========       =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Operations
                      (in thousands except per share data)
                                   (Unaudited)

                                        Three months ended March 31,
                                           2001            2000
Revenues                                 $ 81,736       $   66,622
Cost of services                           69,518           56,840
                                         --------       ----------
       Gross profit                        12,218            9,782

Selling, general and administrative         6,766            5,543

Amortization                                  582              362
                                         --------       ----------

       Income from operations               4,870            3,877

Net interest (expense) income                 (74)              75
                                         --------       ----------

Income before tax                           4,796            3,952

Income tax provision                        2,007            1,640
                                         --------       ----------

Net income                               $  2,789       $    2,312
                                         ========       ==========


Earnings per share - basic               $   0.23       $     0.20
                                         ========       ==========

Weighted average shares - basic            12,085           11,820
                                         ========       ==========


Earnings per share - diluted             $   0.22       $     0.19
                                         ========       ==========

Weighted average shares - diluted          12,741           12,322
                                         ========       ==========









                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                        Three months ended March 31,
                                                                              2001        2000
Net income                                                                  $ 2,789     $  2,312

Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation and amortization                                      2,282        1,588
           Loss on disposal of fixed assets                                      --           23
           Changes in assets and liabilities:
                 Accounts receivable                                           (641)        (446)
                 Prepaid expenses and other current assets                      566          (74)
                 Accounts payable and accrued expenses                         (734)      (2,586)
                 Income taxes payable                                            44          (47)
                 Deferred revenue                                             2,499        2,776
                 Accrued rent                                                   117          (52)
                 Other long-term assets                                         (38)        (158)
                 Other current and long-term liabilities                       (268)        (139)
                                                                            -------     --------
                     Net cash provided by operating activities                6,616        3,197
                                                                            -------     --------

Cash flows from investing activities:
           Additions to fixed assets, net of acquired amounts                (4,581)      (4,762)
           Cash payments for acquisitions                                        --         (713)
                                                                            -------     --------
                     Net cash used in investing activities                   (4,581)      (5,475)
                                                                            -------     --------

Cash flows from financing activities:
           Proceeds from issuance of common stock from exercise
                of options                                                      400           61
           Principal payments of long term debt and
                obligations under capital leases                                (87)          (4)
           Payment of short term debt                                        (1,115)          --
           Borrowing through line of credit                                     500           --
           Repayments under line of credit                                   (3,460)          --
                                                                            -------     --------
                     Net cash used (provided by) in financing activities     (3,762)          57
                                                                            -------     --------

Effect of exchange rate changes on cash and cash equivalents                    (23)          --
                                                                            -------     --------

Net decrease in cash and cash equivalents                                    (1,750)      (2,221)

Cash and cash equivalents, beginning of period                                8,599       12,752
                                                                            -------     --------

Cash and cash equivalents, end of period                                    $ 6,849     $ 10,531
                                                                            =======     ========

Non-cash financing activities:
           Assumption of liability in acquisition                           $    --     $  5,400
                                                                            =======     ========

Supplemental cash flow information:
      Cash payments for interest                                            $    30     $     23
                                                                            =======     ========

      Cash payments for income taxes                                        $ 1,969     $  1,691
                                                                            =======     ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

ITEM 1.D. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The Company and Basis of Presentation

ORGANIZATION - Bright Horizons Family Solutions, Inc. (the "Company") was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998 (the "Merger"). The Company provides workplace services for employers and families including childcare, early education and strategic work/life consulting throughout the United States, Guam, the United Kingdom, and Ireland.

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

BASIS OF PRESENTATION -- The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and should be read in conjunction with the notes thereto.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of March 31, 2001 and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2000, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

SEGMENT INFORMATION - In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). As of March 31, 2001, the Company operates solely in one segment, providing workplace services to employers and families including childcare, early education and work/life consulting and generates in excess of 90% of revenue and operating profit domestically.

COMPREHENSIVE INCOME - The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

                                               For the Three Months Ended March 31,
                                                     2001              2000
                                                   --------         ---------
Net income                                         $  2,789         $   2,312
Foreign currency translation adjustments               (122)                -
                                                   --------         ---------
       Comprehensive income                        $  2,667         $   2,312
                                                   ========         =========

NEW PRONOUNCEMENTS - The Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as amended by Statement of Accounting Standards No. 137, requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. These standards went into effect for the Company's financial reporting beginning in the first quarter of fiscal 2001 and did not have an impact on the Company's results of operations, financial condition or cash flows.

3. Earnings Per Share

Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. For the three-month periods ended March 31, 2001 and 2000, the Company had no warrants or preferred stock outstanding.

The following tables present information necessary to calculate earnings per share:

                                                                  Three Months Ended March 31, 2001
                                                         ---------------------------------------------------
                                                          Earnings              Shares             Per Share
                                                         (Numerator)         (Denominator)          Amount
                                                         -----------          -----------           ------
Basic earnings per share:
Income available to common stockholders                  $ 2,789,000          12,085,000            $ 0.23
                                                                                                    ======
Effect of dilutive securities:
      Stock options                                           --                 656,000
                                                         -----------          ----------
Diluted earnings per share                               $ 2,789,000          12,741,000            $ 0.22
                                                         ===========          ==========            ======

                                                                   Three Months Ended March 31, 2000
                                                         ---------------------------------------------------
                                                          Earnings              Shares             Per Share
                                                         (Numerator)         (Denominator)          Amount
                                                         -----------          -----------           -----
Basic earnings per share:
Income available to common stockholders                  $ 2,312,000          11,820,000            $ 0.20
                                                                                                    ======
Effect of dilutive securities:
      Stock options                                           --                 502,000
                                                         -----------          ----------
Diluted earnings per share                               $ 2,312,000          12,322,000            $ 0.19
                                                         ===========          ==========            ======

In the three months ended March 31, 2001 and March 31, 2000 the weighted average number of stock options excluded from the above calculation of earnings per share was approximately 6,100 and 548,000, respectively, as they were anti-dilutive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference for a description of a number of risks and uncertainties which could affect actual results.

General

The Company provides workplace services for employers and families, including child care, early education and strategic work/life consulting, operating 352 child development centers at March 31, 2001. During the three month period ending March 31, 2001 the Company opened 10 new family centers, and closed 3 family centers which were not meeting operating objectives and/or were transitioned to other providers. The Company has the capacity to serve approximately 44,000 children in 34 states, the District of Columbia, Guam, the United Kingdom, and Ireland and has partnerships with many of the nation's leading employers, including 81 Fortune 500 companies. Working Mother's 2000 list of the "100 Best Companies for Working Mothers" includes 44 clients of the Company. Historical revenue growth has primarily resulted from the addition of new family centers as well as increased enrollment at existing family centers. The Company reports its operating results on a calendar year basis.

The Company's business is subject to seasonal and quarterly fluctuations. Demand for child care and early education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company's services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the remainder of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (sponsor vs. management) of new and existing centers, competitive factors and general economic conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenue for the three-month periods ended March 31, 2001 and 2000:

                                                        Three Months Ended
                                                            March 31,
                                                      2001             2000
                                                      ----             ----
      Revenue                                         100.0%           100.0%

      Cost of services                                 85.1             85.3
                                                      -----            -----
           Gross profit                                14.9             14.7
      Selling, general & administrative                 8.2              8.3
      Amortization                                      0.7              0.6
                                                      -----            -----
           Income from operations                       6.0              5.8
      Net interest (expense) income                    (0.1)             0.1
                                                      -----            -----
      Income before income taxes                        5.9              5.9
      Income tax provision                              2.5              2.4
                                                      -----            -----
      Net income                                        3.4%             3.5%
                                                      =====             ====


Three Months Ended March 31, 2001 Compared to the Three Months Ended
--------------------------------------------------------------------
March 31, 2000
--------------

Revenue. Revenue increased $15.1 million, or 22.7%, to $81.7 million for the three months ended March 31, 2001 from $66.6 million for the three months ended March 31, 2000. The growth in revenues is primarily attributable to the net addition of 43 family centers since March 31, 2000, modest growth in the existing base of family centers and tuition increases at existing centers of approximately 4% to 6%.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs which includes depreciation, supplies and other expenses incurred at the family center level. Gross profit increased $2.4 million, or 24.9%, to $12.2 million for the three months ended March 31, 2001 from $9.8 million for the three months ended March 31, 2000. As a percentage of revenue, gross profit increased to 14.9% for the three months ended March 31, 2001 compared to 14.7% for the same period in 2000.

The Company showed a modest increase in gross profit margins for the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000 as a result of a greater proportion of centers achieving mature operating levels and a significant number of immature management model centers, which produce higher initial margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and development expenses for new and existing centers. Selling, general and administrative expenses increased $1.3 million, or 22.1%, to $6.8 million for the three months ended March 31, 2001 from $5.5 million for the three months ended March 31, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 8.2% for the three months ended March 31, 2001 from 8.3% for the same period in 2000.

The dollar increase in selling, general, and administrative expenses is primarily attributable to investments in regional and divisional management, sales personnel, and general corporate and administrative personnel necessary to support long-term growth as well as selling, general and administrative expenses associated with expansion in the United Kingdom and Ireland. Selling, general and administrative expenses, as a percentage of revenue, decreased during the three months ended March 31, 2001 as compared to the period ended March 31, 2000 due to a larger revenue base.

Income from Operations. Income from operations totaled $4.9 million for the three months ended March 31, 2001, an increase of $1.0 million, or 25.6%, from $3.9 million in the same period for 2000.

Net Interest (Expense) Income. Net interest expense was approximately $74,000 for the three months ended March 31, 2001. The Company had $75,000 of net interest income for the three months ended March 31, 2000. The increase in net interest expense in 2001 from 2000 is primarily attributable to borrowings under the Company's line of credit as well as lower levels of invested cash.

Income Tax Provision. The Company's effective income tax rate was approximately 41.6% for the three months ended March 31, 2001 compared to 41.5% for the three months ended March 31, 2000. Management expects the tax rate to remain steady throughout 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary sources of liquidity have been existing cash balances and cash flow from operations, supplemented by borrowing capacity under the Company's revolving line of credit. The Company had a working capital deficit of $5.2 million and $6.3 million as of March 31, 2001 and December 31, 2000, respectively.

Cash provided from operations increased to $6.6 million for the three months ended March 31, 2001, from $3.2 million for the three months ended March 31, 2000. The increase in cash provided by operations is primarily the result of an increase in net income before depreciation and amortization of $1.2 million compared to the three months ended March 31, 2000. The increase in cash provided by operating activities is also attributable to a smaller net decrease in accounts payable and accrued expenses as compared to the prior year.

Cash used in investing activities decreased to $4.6 million for the three months ended March 31, 2001 from $5.5 million for the three months ended March 31, 2000, which was primarily the result of payments for acquisitions totaling $713,000 in 2000. Of the $4.6 million of fixed asset additions for the three months ended March 31, 2001, approximately $3.8 million relates to new family centers, with the remaining balance being primarily utilized for the refurbishment and expansion of existing family centers. Management expects the current level of center related fixed asset spending to remain the same for the remainder of 2001.

Cash used in financing activities increased to $3.8 million for the three months ended March 31, 2001. The increase in cash used for financing activities is primarily attributable to the net repayment of $3.0 million on the Company's line of credit as well as payments of $1.2 million on other short-term debt. During the three months ended March 31, 2001, the Company received $400,000 in net proceeds from the issuance of Common Stock associated with the exercise of stock options, as compared to $61,000 in the same period in 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Foreign Currency Exchange Rate Risk

The Company's exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom and Ireland. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.

The assets and liabilities of the Company's United Kingdom and Ireland subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for the subsidiaries are included in cumulative translation adjustment in stockholders' equity, and at March 31, 2001 were not material.

There have been no changes in the Company's foreign operations that would materially alter the disclosures on foreign currency exchange risk made in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

   ITEM 1.  Legal Proceedings:

   Not Applicable

   ITEM 2.  Changes in Securities and Use of Proceeds:

   Not applicable

   ITEM 3.  Defaults Upon Senior Securities:

   None

   ITEM 4.  Submission of Matters to a Vote of Security Holders:

   None

   ITEM 5.  Other information:

   ITEM 6.  Exhibits and Reports on Form 8-K:

            (a) Exhibits:

                Exhibit 10.1 - Second Amendment to the 1998 Stock Incentive Plan
                Exhibit 10.2 - Severance Agreement for Mary Ann Tocio

            (b) Reports on Form 8-K

                Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 12, 2001

                            BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


                                    By:   /s/ Elizabeth J. Boland
                                       --------------------------
                                          Elizabeth J. Boland
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX



10.1      Second Amendment to the 1998 Stock Incentive Plan

10.2      Severance Agreement for Mary Ann Tocio