Form 10-Q
period 2001-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2001-08-14
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.




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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,213,994 shares of common stock, $.01 par value, at August 7, 2001.

                                    FORM 10-Q

                                      INDEX

                                                                          Page
                                                                         Number
PART I.   FINANCIAL INFORMATION

ITEM  1.  Consolidated Financial Statements

          A.     Consolidated Condensed Balance Sheets at June 30,
                 2001(unaudited) and December 31, 2000                      3

          B.     Consolidated Statements of Operations for the Three
                 and Six Months ended June 30, 2001 and 2000 (unaudited)    4

          C.     Consolidated Statements of Cash Flows for the Six
                 Months ended June 30, 2001 and 2000 (unaudited)            5

          D.     Notes to Consolidated Financial Statements (unaudited)     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk        13

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                14

ITEM 2.   Changes in Securities and Use of Proceeds                        14

ITEM 3.   Defaults Upon Senior Securities                                  14

ITEM 4.   Submission of Matters to a Vote of Security Holders              14

ITEM 5.   Other Information                                                15

ITEM 6.   Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                 16

EXHIBITS                                                                   17

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Condensed Balance Sheets
                        (in thousands except share data)

                                                                               June 30,     December 31,
                                                                                 2001          2000
                                                                             (unaudited)
ASSETS

Current Assets:

      Cash and cash equivalents                                               $   8,088      $   8,599
      Accounts receivable, net                                                   23,334         23,945
      Prepaid expenses and other current assets                                   2,550          3,508
      Prepaid income taxes                                                        1,173             --
      Current deferred tax asset                                                  5,297          5,297
                                                                              ---------      ---------
            Total current assets                                                 40,442         41,349

Fixed assets, net                                                                70,147         64,433
Goodwill and other intangible assets, net                                        24,312         24,256
Non-current deferred tax asset                                                    6,151          6,151
Other assets                                                                        765            706
                                                                              ---------      ---------
            Total assets                                                      $ 141,817      $ 136,895
                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Line of credit and short term debt                                      $      68      $   6,319
      Current portion of long-term debt and
            obligations under capital leases                                        115            156
      Accounts payable and accrued expenses                                      29,674         28,007
      Deferred revenue                                                           14,593         10,720
      Income tax payable                                                             32            540
      Other current liabilities                                                   1,291          1,872
                                                                              ---------      ---------
            Total current liabilities                                            45,773         47,614

Long-term debt and obligations under
      capital leases, net of current portion                                        374            425
Accrued rent                                                                      1,863          1,744
Other long-term liabilities                                                       3,164          3,358
Deferred revenue, net of current portion                                          8,580          8,471
                                                                              ---------      ---------
            Total liabilities                                                    59,754         61,612
                                                                              ---------      ---------
Stockholders' equity:

Common Stock $.01 par value
      Authorized: 30,000,000 shares
      Issued: 12,701,000 and 12,564,000 shares June 30, 2001 and
          December 31, 2000, respectively
      Outstanding: 12,206,000 and 12,069,000 at June 30, 2001 and
          December 31, 2000, respectively                                           127            126
Additional paid in capital                                                       80,599         79,398
Treasury stock, 495,000 shares, at cost                                          (7,081)        (7,081)
Cumulative translation adjustment                                                  (150)            25
Retained earnings                                                                 8,568          2,815
                                                                              ---------      ---------
            Total stockholders' equity                                           82,063         75,283
                                                                              ---------      ---------
Total liabilities and stockholders' equity                                    $ 141,817      $ 136,895
                                                                              =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Operations
                      (in thousands except per share data)
                                   (Unaudited)

                                          Three months ended          Six months ended
                                               June 30,                    June 30,
                                          2001         2000          2001          2000
Revenues                                $85,756     $ 72,066     $ 167,492      $138,688
Cost of services                         72,976       61,306       142,494       118,146
                                        -------     --------     ---------      --------
       Gross profit                      12,780       10,760        24,998        20,542

Selling, general and administrative       7,149        6,046        13,915        11,589

Amortization                                531          480         1,113           842
                                        -------     --------     ---------      --------
       Income from operations             5,100        4,234         9,970         8,111

Net interest income(expense)                  9           49           (65)          124
                                        -------     --------     ---------      --------
Income before tax                         5,109        4,283         9,905         8,235

Income tax provision                      2,145        1,784         4,152         3,424
                                        -------     --------     ---------      --------
Net income                              $ 2,964     $  2,499     $   5,753      $  4,811
                                        =======     ========     =========      ========
Earnings per share - basic              $  0.24     $   0.21     $    0.47      $   0.41
                                        =======     ========     =========      ========
Weighted average shares - basic          12,177       11,836        12,130        11,828
                                        =======     ========     =========      ========
Earnings per share - diluted            $  0.23     $   0.20     $    0.45      $   0.39
                                        =======     ========     =========      ========
Weighted average shares - diluted        12,826       12,345        12,783        12,334
                                        =======     ========     =========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                         Six months ended June 30,
                                                                            2001          2000
Net income                                                                $  5,753      $  4,811

Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation and amortization                                     4,711         3,348
           Loss on disposal of fixed assets                                     --            14
           Changes in assets and liabilities:
                 Accounts receivable                                           596          (728)
                 Prepaid income taxes                                       (1,173)           --
                 Prepaid expenses and other current assets                     944            82
                 Accounts payable and accrued expenses                       1,745         1,981
                 Income taxes payable                                         (507)         (758)
                 Deferred revenue                                            4,001         3,625
                 Accrued rent                                                  169           (45)
                 Other long-term assets                                        (65)         (133)
                 Other current and long-term liabilities                      (717)         (183)
                                                                          --------      --------
                     Net cash provided by operating activities              15,457        12,014
                                                                          --------      --------
Cash flows from investing activities:
           Additions to fixed assets, net of acquired amounts               (9,629)       (9,256)
           Proceeds from disposal of fixed assets                               --            19
           Increase in other assets                                             --          (503)
           Cash payments for acquisitions                                   (1,193)       (7,690)
                                                                          --------      --------
                     Net cash used in investing activities                 (10,822)      (17,430)
                                                                          --------      --------
Cash flows from financing activities:
           Proceeds from issuance of common stock from exercise
                of options                                                   1,202           112
           Principal payments of long term debt and
                obligations under capital leases                               (83)          (19)
           Payment of short term debt                                       (1,115)           --
           Borrowing through line of credit                                  1,500            --
           Repayments under line of credit                                  (6,624)           --
                                                                          --------      --------
                     Net cash (used) provided by financing activities       (5,120)           93
                                                                          --------      --------
Effect of exchange rate changes on cash and cash equivalents                   (26)           --
                                                                          --------      --------
Net decrease in cash and cash equivalents                                     (511)       (5,323)

Cash and cash equivalents, beginning of period                               8,599        12,752
                                                                          --------      --------
Cash and cash equivalents, end of period                                  $  8,088      $  7,429
                                                                          ========      ========
Supplemental cash flow information:
      Cash payments for interest                                          $     40      $     87
                                                                          ========      ========
      Cash payments for income taxes                                      $  5,860      $  4,190
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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of June 30, 2001 and the results of its operations for the three and six month periods ended June 30, 2001 and 2000, and its cash flows for the six month periods ended June 30, 2001 and 2000, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

SEGMENT INFORMATION - In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No. 131). As of June 30, 2001, the Company operates solely in one segment, providing workplace services to employers and families including childcare, early education and work/life consulting and generates in excess of 90% of revenue and operating profit domestically.

COMPREHENSIVE INCOME - The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

                                                       For the Six Months
                                                          Ended June 30,
                                                       2001          2000
                                                     -------        ------
Net income                                           $ 5,753        $4,811
Foreign currency translation adjustments                (175)           --
                                                     -------        ------
       Comprehensive income                          $ 5,578        $4,811
                                                     =======        ======

NEW ACCOUNTING PRONOUNCEMENTS -In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of the fiscal year 2002, and for acquisitions consummated after June 30, 2001. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the Statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. Although the Company has not yet determined the full impact of these statements on reported results, amortization of goodwill and other intangible assets for the six months ended June 30, 2001 totaled $1.1 million.

3. Earnings Per Share

Earnings per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"), which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. For the three and six month periods ended June 30, 2001 and 2000, the Company had no warrants or preferred stock outstanding.

The following tables present information necessary to calculate earnings per share:

                                                 Three months Ended June 30, 2001
                                             -----------------------------------------
                                               Earnings         Shares       Per Share
                                             (Numerator)    (Denominator)     Amount
                                             -----------    -------------     ------
Basic earnings per share:
Income available to common stockholders      $ 2,964,000      12,177,000      $ 0.24
                                                                              ======
Effect of dilutive securities:
      Stock options                                   --         649,000
                                             -----------      ----------
Diluted earnings per share                   $ 2,964,000      12,826,000      $ 0.23
                                             ===========      ==========      ======


                                                 Three months Ended June 30, 2000
                                             -----------------------------------------
                                               Earnings         Shares       Per Share
                                             (Numerator)    (Denominator)     Amount
                                             -----------    -------------     ------
Basic earnings per share:
Income available to common stockholders      $ 2,499,000      11,836,000      $ 0.21
                                                                              ======
Effect of dilutive securities:
      Stock options                                   --         509,000
                                             -----------      ----------
Diluted earnings per share                   $ 2,499,000      12,345,000      $ 0.20
                                             ===========      ==========      ======


                                                  Six months Ended June 30, 2001
                                             -----------------------------------------
                                               Earnings         Shares       Per Share
                                             (Numerator)    (Denominator)     Amount
                                             -----------    -------------     ------
Basic earnings per share:
Income available to common stockholders      $ 5,753,000      12,130,000      $ 0.47
                                                                              ======
Effect of dilutive securities:
      Stock options                                   --         653,000
                                             -----------      ----------
Diluted earnings per share                   $ 5,753,000      12,783,000      $ 0.45
                                             ===========      ==========      ======



                                                  Six months Ended June 30, 2000
                                             -----------------------------------------
                                               Earnings         Shares       Per Share
                                             (Numerator)    (Denominator)     Amount
                                             -----------    -------------     ------
Basic earnings per share:
Income available to common stockholders      $ 4,811,000      11,828,000      $ 0.41
                                                                              ======
Effect of dilutive securities:
      Stock options                                   --         506,000
                                             -----------      ----------
Diluted earnings per share                   $ 4,811,000      12,334,000      $ 0.39
                                             ===========      ==========      ======

The weighted average number of shares excluded from the above calculations for the three and six months ended June 30, 2001 were 15,682 and 10,918, respectively, and 546,917 and 547,228 for the three and six months ended June 30, 2000, respectively, as their effect would be anti-dilutive.

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

General

The Company provides workplace services for employers and families, including child care, early education and strategic work/life consulting, operating 366 child development centers at June 30, 2001. During the three month period ending June 30, 2001 the Company opened 17 new family centers, and closed 3 family centers which were not meeting operating objectives and/or were transitioned to other providers. The Company has the capacity to serve approximately 45,000 children in 35 states, the District of Columbia, Guam, the United Kingdom, and Ireland and has partnerships with many of the nation's leading employers, including 81 Fortune 500 companies. Working Mother's 2000 list of the "100 Best Companies for Working Mothers" includes 44 clients of the Company. Historical revenue growth has primarily resulted from the addition of new family centers as well as increased enrollment at existing family centers. The Company reports its operating results on a calendar year basis.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenue for the three and six month periods ended June 30, 2001 and 2000:

                                       Three Months Ended       Six Months Ended
                                            June 30,                 June 30,
                                        2001        2000        2001        2000
Net revenues                           100.0%      100.0%      100.0%      100.0%
Cost of services                        85.1        85.1        85.1        85.2
                                      ------      ------      ------      ------
     Gross profit                       14.9        14.9        14.9        14.8
Selling, general & administrative        8.3         8.4         8.3         8.4
Amortization                             0.6         0.6         0.7         0.6
                                      ------      ------      ------      ------
     Income from operations              6.0         5.9         5.9         5.8
Interest income                          0.0         0.1         0.0         0.1
                                      ------      ------      ------      ------
Income before income taxes               6.0         6.0         5.9         5.9
Income tax provisions                    2.5         2.5         2.5         2.4
                                      ------      ------      ------      ------
Net income                               3.5%        3.5%        3.4%        3.5%
                                      ======      ======      ======      ======

Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months Ended June 30, 2000

Revenue. Revenue increased $13.7 million, or 19.0%, to $85.8 million for the three months ended June 30, 2001 from $72.1 million for the three months ended June 30, 2000. Revenue increased $28.8 million, or 20.8%, to $167.5 million for the six months ended June 30, 2001 from $138.7 million for the six months ended June 30, 2000. The growth in revenues is primarily attributable to the net addition of 41 family centers since June 30, 2000, modest growth in the existing base of family centers and tuition increases at existing centers of approximately 4% to 6%.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs which includes depreciation, supplies and other expenses incurred at the family center level. Gross profit increased $2.0 million, or 18.8%, to $12.8 million for the three month period ended June 30, 2001 from $10.8 million for the three months ended June 30, 2000. As a percentage of revenue, gross profit remained steady at 14.9% for the three months ended June 30, 2001 and 2000. Gross profit increased $4.5 million, or 21.7%, to $25.0 million for the six months ended June 30, 2001 from $20.5 million for the six months ended June 30, 2000. As a percentage of net revenues, gross profit increased to 14.9% for the six months ended June 30, 2001, compared to 14.8% for the same period in 2000.

The modest increase in gross profit margins for the six-month period ended June 30, 2001 compared to the same period in 2000 resulted from a greater proportion of centers achieving mature operating levels. In addition, the Company opened a greater proportion of management model centers during the 12 month period ended

June 30, 2001, which do not incur operating losses during the enrollment ramp up phase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and development expenses for new and existing centers. Selling, general and administrative expenses increased $1.1 million, or 18.2%, to $7.1 million for the three months ended June 30, 2001 from $6.0 million for the three months ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 8.3% for the three months ended June 30, 2001 from 8.4% for the same period in 2000. Selling, general and administrative expenses increased $2.3 million, or 20.1%, to $13.9 million for the six months ended June 30, 2001 from $11.6 million for the six months ended June 30, 2000. As a percentage of net revenues, selling, general and administrative expenses decreased to 8.3% for the six months ended June 30, 2001 from 8.4% for the six months ended June 30, 2000.

The dollar increase in selling, general, and administrative expenses is primarily attributable to investments in regional and divisional management, sales personnel, and general corporate and administrative personnel necessary to support long-term growth as well as selling, general and administrative expenses associated with expansion in the United Kingdom and Ireland. Selling, general and administrative expenses, as a percentage of revenue, decreased during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 as a result of a larger revenue base.

Income from Operations. Income from operations totaled $5.1 million for the three months ended June 30, 2001, an increase of $866,000, or 20.5%, from $4.2 million in the same period for 2000. For the six months ended June 30, 2001, income from operations increased $1.9 million, or 22.9%, to $10.0 million from $8.1 million in the same period for 2000.

Net Interest Income (Expense). Net interest income was approximately $9,000 for the three months ended June 30, 2001 as compared with $49,000 of net interest income for the three months ended June 30, 2000. For the six months ended June 30, 2001 the Company had net interest expense of $65,000 as compared to net interest income of $124,000 for the six months ended June 30, 2000. The decrease in net interest income in 2001 from 2000 is primarily attributable to borrowings under the Company's line of credit as well as lower levels of invested cash.

Income Tax Provision. The Company's effective income tax rate was approximately 42.0% for the three and six month periods ended June 30, 2001 and 41.6% for the three and six month periods ended June 30, 2000. Management expects the tax rate to remain steady throughout 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary sources of liquidity have been existing cash balances and cash flow from operations, supplemented by borrowing capacity under the Company's revolving line of credit. The Company had a working capital deficit of $5.3 million and $6.3 million as of June 30, 2001 and December 31, 2000, respectively.

Cash provided from operations increased to $15.5 million for the six months ended June 30, 2001, from $12.0 million for the six months ended June 30, 2000. The increase in cash provided by operations is primarily the result of an increase in net income before depreciation and amortization of $2.3 million compared to the six months ended June 30, 2000. The increase in cash provided by operating activities is also attributable to net decreases in accounts receivable and prepaid expenses, which were offset by increases in prepaid income taxes.

Cash used in investing activities decreased $10.8 million for the six months ended June 30, 2001 from $17.4 million for the six months ended June 30, 2000, which was primarily the result of payments for acquisitions totaling $7.7 million in 2000 compared to $1.1 million in 2001. Of the $9.6 million of fixed asset additions for the six months ended June 30, 2001, approximately $7.8 million relates to new family centers, with the remaining balance being primarily utilized for the refurbishment and expansion of existing family centers. Management expects the current level of center related fixed asset spending to remain the same for the remainder of 2001.

Cash used in financing activities totaled $5.1 million for the six months ended June 30, 2001. The increase in cash used for financing activities is primarily attributable to the net repayment of $5.1 million on the Company's line of credit as well as payments of $1.1 million on other short-term debt. During the six months ended June 30, 2001, the Company received $1.2 million in net proceeds from the issuance of Common Stock associated with the exercise of stock options, as compared to $112,000 in the same period in 2000.

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

New Accounting Pronouncement Disclosures

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of the fiscal year 2002, and for acquisitions consummated after June 30, 2001. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the Statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. Although the Company has not yet determined the full impact of these statements on reported results, amortization expense for the six months ended June 30, 2001 totaled $1.1 million.

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

Not applicable

ITEM 3. Defaults Upon Senior Securities:

None

ITEM 4. Submission of Matters to a Vote of Security Holders:

The Company held its annual meeting of stockholders on May 23, 2001. At the annual meeting, the stockholders of the Company voted to elect four Class III directors for a term of three years and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:

                      Nominee                   For            Against/Withheld
                William H. Donaldson         9,000,257                236
                Fred K. Foulkes              9,000,257                236
                Linda A. Mason               9,000,473                 20
                Ian M. Rolland               9,000,257                236

In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

                        Name                                       Term Expires
                JoAnne Brandes                                         2002
                Joshua Bekenstein                                      2002
                Roger H. Brown                                         2002
                Robert D. Lurie                                        2002
                E. Townes Duncan                                       2003
                Sara Lawrence-Lightfoot                                2003
                Marguerite W. Sallee                                   2003

In addition, the stockholders approved an amendment to the Company's 1998 Stock Incentive Plan, authorizing an increase in the aggregate number of shares of common stock reserved for issuance thereunder from 1,500,000 to 2,250,000 shares.

For:  5,033,752                 Against/Withheld:    2,626,075

ITEM 5. Other information:
Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits:

            Exhibit 10.1 -- Third Amendment to the 1998 Stock Incentive Plan

        (b) Reports on Form 8-K

            Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: August 10, 2001

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

                                 EXHIBIT INDEX

            Exhibit 10.1 -- Third Amendment to the 1998 Stock Incentive Plan