Form 10-Q
period 2001-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2001-11-14
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.



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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,753,886 shares of common stock, $.01 par value, at November 13, 2001.

                                    FORM 10-Q

                                      INDEX

                                                                                Page
                                                                               Number

PART I.  FINANCIAL INFORMATION

ITEM  1. Consolidated Financial Statements

         A.  Consolidated Balance Sheets at September 30, 2001 (unaudited)
             and December 31, 2000                                               3

         B.  Consolidated Statements of Operations for the Three and Nine
             Months ended September 30, 2001 and 2000 (unaudited)                4

         C.  Consolidated Statements of Cash Flows for the Nine Months
             ended September 30, 2001 and 2000 (unaudited)                       5

         D.  Notes to Consolidated Financial Statements (unaudited)              6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk             15

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                      16

ITEM 2.  Changes in Securities and Use of Proceeds                              16

ITEM 3.  Defaults Upon Senior Securities                                        16

ITEM 4.  Submission of Matters to a Vote of Security Holders                    16

ITEM 5.  Other Information                                                      16

ITEM 6.  Exhibits and Reports on Form 8-K                                       16


SIGNATURES                                                                      17

EXHIBITS                                                                        18

                     Bright Horizons Family Solutions, Inc.
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                         September 30,   December 31,
                                                                              2001          2000
                                                                           ---------      ---------
                                                                          (unaudited)
ASSETS

Current Assets:

      Cash and cash equivalents                                            $   9,099      $   8,599
      Accounts receivable, net                                                26,117         23,945
      Prepaid expenses and other current assets                                2,669          3,508
      Current deferred tax asset                                               5,297          5,297
                                                                           ---------      ---------
            Total current assets                                              43,182         41,349

Fixed assets, net                                                             73,221         64,433
Goodwill and other intangible assets, net                                     24,180         24,256
Non-current deferred tax asset                                                 6,151          6,151
Other assets                                                                     562            706
                                                                           ---------      ---------
            Total assets                                                   $ 147,296      $ 136,895
                                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Line of credit and short term debt                                   $   3,500      $   6,319
      Current portion of long-term debt and
            obligations under capital leases                                     115            156
      Accounts payable and accrued expenses                                   25,920         28,007
      Deferred revenue                                                        14,946         10,720
      Income tax payable                                                         743            540
      Other current liabilities                                                1,302          1,872
                                                                           ---------      ---------
            Total current liabilities                                         46,526         47,614

Long-term debt and obligations under
      capital leases, net of current portion                                     312            425
Accrued rent                                                                   1,840          1,744
Other long-term liabilities                                                    3,760          3,358
Deferred revenue, net of current portion                                       9,531          8,471
                                                                           ---------      ---------
            Total liabilities                                                 61,969         61,612
                                                                           ---------      ---------
Stockholders' equity:

Common Stock $.01 par value
      Authorized: 30,000,000 shares
      Issued: 12,743,000 and 12,564,000 shares September 30, 2001 and
          December 31, 2000, respectively
      Outstanding: 12,248,000 and 12,069,000 at September 30, 2001 and
          December 31, 2000, respectively                                        127            126
Additional paid in capital                                                    80,948         79,398
Treasury stock, 495,000 shares, at cost                                       (7,081)        (7,081)
Cumulative translation adjustment                                                (23)            25
Retained earnings                                                             11,356          2,815
                                                                           ---------      ---------
            Total stockholders' equity                                        85,327         75,283
                                                                           ---------      ---------
Total liabilities and stockholders' equity                                 $ 147,296      $ 136,895
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

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Operations
                      (in thousands except per share data)
                                   (Unaudited)

                                           Three months ended         Nine months ended
                                              September 30,             September 30,
                                           2001         2000          2001          2000
                                        --------      -------     ---------      --------
Revenues                                $ 87,173      $74,504     $ 254,665      $213,192
Cost of services                          74,746       63,889       217,240       182,035
                                        --------      -------     ---------      --------
       Gross profit                       12,427       10,615        37,425        31,157

Selling, general and administrative        7,062        6,245        20,977        17,834

Amortization                                 542          527         1,655         1,369
                                        --------      -------     ---------      --------
       Income from operations              4,823        3,843        14,793        11,954

Net interest income (expense)                 (7)          38           (72)          162
                                        --------      -------     ---------      --------
Income before tax                          4,816        3,881        14,721        12,116

Income tax provision                       2,029        1,621         6,181         5,045
                                        --------      -------     ---------      --------
Net income                              $  2,787      $ 2,260     $   8,540      $  7,071
                                        ========      =======     =========      ========
Earnings per share - basic              $   0.23      $  0.19     $    0.70      $   0.60
                                        ========      =======     =========      ========
Weighted average shares - basic           12,229       11,914        12,164        11,857
                                        ========      =======     =========      ========
Earnings per share - diluted            $   0.22      $  0.18     $    0.67      $   0.57
                                        ========      =======     =========      ========
Weighted average shares - diluted         12,813       12,667        12,793        12,445
                                        ========      =======     =========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                       2001          2000
                                                                                     --------      --------
Net income                                                                           $  8,540      $  7,071

Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation and amortization                                                7,094         5,234
           Loss on disposal of fixed assets                                                --            11
           Non cash expense                                                                --            16
           Changes in assets and liabilities:
                 Accounts receivable                                                   (2,146)       (4,619)
                 Prepaid income taxes                                                      --        (1,322)
                 Prepaid expenses and other current assets                                848        (1,395)
                 Accounts payable and accrued expenses                                 (2,161)         (406)
                 Income taxes payable                                                     202          (777)
                 Deferred revenue                                                       4,919         2,962
                 Accrued rent                                                             171           268
                 Other long-term assets                                                   133          (222)
                 Other current and long-term liabilities                                 (317)          (39)
                                                                                     --------      --------
                     Net cash provided by operating activities                         17,283         6,782
                                                                                     --------      --------
Cash flows from investing activities:
           Additions to fixed assets, net of acquired amounts                         (14,450)      (13,186)
           Proceeds from disposal of fixed assets                                          --            23
           Increase in other assets                                                        --          (303)
           Cash payments for acquisitions                                                (924)       (7,690)
                                                                                     --------      --------
                     Net cash used in investing activities                            (15,374)      (21,156)
                                                                                     --------      --------
Cash flows from financing activities:
           Proceeds from issuance of common stock from exercise
                of options                                                              1,551         1,413
           Principal payments of long term debt and
                obligations under capital leases                                         (145)          (25)
           Payment of short -term debt                                                 (1,115)           --
           Borrowing through line of credit                                             5,000        10,674
           Repayments under line of credit                                             (6,693)       (5,200)
                                                                                     --------      --------
                     Net cash (used in) provided by financing activities               (1,402)        6,862
                                                                                     --------      --------
Effect of exchange rate changes on cash and cash equivalents                               (7)           --
                                                                                     --------      --------
Net increase (decrease) in cash and cash equivalents                                      500        (7,512)

Cash and cash equivalents, beginning of period                                          8,599        12,752
                                                                                     --------      --------
Cash and cash equivalents, end of period                                             $  9,099      $  5,240
                                                                                     ========      ========
Non-cash financing activities:
Options issued in connection with acquisition                                              --            28
                                                                                     ========      ========
Supplemental cash flow information:
      Cash payments for interest                                                     $     58      $     94
                                                                                     ========      ========
      Cash payments for income taxes                                                 $  6,008      $  7,161
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

The Company operates its family centers under various types of arrangements, which generally can be classified in two forms: (i) the sponsor model, where the Company operates a family center on the premises of a sponsor and gives priority enrollment to the sponsor's employees or affiliates, and (ii) the management model, where the Company manages a work-site family center under a cost-plus arrangement, typically for a single employer.

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000, and its cash flows for the nine month periods ended September 30, 2001 and 2000, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

SEGMENT INFORMATION - In June 1997, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards(SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS No.
131). As of September 30, 2001, the Company operates solely in one segment, providing workplace services to employers and families including childcare, early education and work/life consulting and generates in excess of 90% of revenue and operating profit domestically.

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

                                                For the Nine Months
                                                 Ended September 30,
                                                 2001          2000
                                               -------        ------
Net income                                     $ 8,540        $7,071
Foreign currency translation adjustments           (48)           --
                                               -------        ------
       Comprehensive income                    $ 8,492        $7,071
                                               =======        ======

NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." These Statements modify accounting for business combinations and will affect the Company's treatment of goodwill and other intangible assets at the start of the fiscal year 2002, and for acquisitions consummated after June 30, 2001. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the Statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. Although the Company has not yet determined the full impact of these Statements on reported results, amortization expense on existing goodwill and intangible assets is expected to be approximately $300,000 to $400,000 in 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This Statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this Statement to have a material impact on its operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The changes in this Statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company does not expect the adoption of this Statement to have a material impact on its operations.

3. Earnings Per Share

Earnings per share has been calculated in accordance with SFAS No. 128 "Earnings per Share" ("SFAS 128"), which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.

The following tables present information necessary to calculate earnings per share:

                                               Three months Ended September 30, 2001
                                            ------------------------------------------
                                             Earnings          Shares       Per Share
                                            (Numerator)    (Denominator)     Amount
                                            -----------    -------------   -----------
Basic earnings per share:
Income available to common stockholders     $ 2,787,000      12,229,000    $      0.23
                                                                           ===========
Effect of dilutive securities:
      Stock options                                  --         584,000
                                            -----------     -----------
Diluted earnings per share                  $ 2,787,000      12,813,000    $      0.22
                                            ===========     ===========    ===========

                                               Three months Ended September 30, 2000
                                            ------------------------------------------
                                             Earnings          Shares       Per Share
                                            (Numerator)    (Denominator)     Amount
                                            -----------    -------------   -----------
Basic earnings per share:
Income available to common stockholders     $ 2,260,000      11,914,000    $      0.19
                                                                           ===========
Effect of dilutive securities:
      Stock options                                  --         753,000
                                            -----------     -----------
Diluted earnings per share                  $ 2,260,000      12,667,000    $      0.18
                                            ===========     ===========    ===========

                                               Nine months Ended September 30, 2001
                                            ------------------------------------------
                                             Earnings          Shares       Per Share
                                            (Numerator)    (Denominator)     Amount
                                            -----------    -------------   -----------
Basic earnings per share:
Income available to common stockholders     $ 8,540,000      12,164,000    $      0.70
                                                                           ===========
Effect of dilutive securities:
      Stock options                                  --         629,000
                                            -----------     -----------
Diluted earnings per share                  $ 8,540,000      12,793,000    $      0.67
                                            ===========     ===========    ===========

                                               Nine months Ended September 30, 2000
                                            ------------------------------------------
                                             Earnings          Shares       Per Share
                                            (Numerator)    (Denominator)     Amount
                                            -----------    -------------   -----------
Basic earnings per share:
Income available to common stockholders     $ 7,071,000      11,857,000    $      0.60
                                                                           ===========
Effect of dilutive securities:
      Stock options                                  --         588,000
                                            -----------     -----------
Diluted earnings per share                  $ 7,071,000      12,445,000    $      0.57
                                            ===========     ===========    ===========

The weighted average number of shares excluded from the above calculations for the three and nine months ended September 30, 2001 were 24,000 and 15,000, respectively, and 1,000 and 363,823 for the three and nine months ended September 30, 2000, respectively, as their effect would be anti-dilutive. For the three and nine month periods ended September 30, 2001 and 2000, the Company had no warrants or preferred stock outstanding.

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

General

The Company provides workplace services for employers and families, including child care, early education and strategic work/life consulting, operating 384 child development centers at September 30, 2001. During the three month period ending September 30, 2001 the Company opened 21 new family centers, and closed 3 family centers which were not meeting operating objectives and/or were transitioned to other providers. The Company has the capacity to serve approximately 47,000 children in 36 states, the District of Columbia, Guam, the United Kingdom, and Ireland and has partnerships with many of the nation's leading employers, including 82 Fortune 500 companies. Working Mother's 2001 list of the "100 Best Companies for Working Mothers" includes 48 clients of the Company. Historical revenue growth has primarily resulted from the addition of new family centers as well as increased enrollment at existing family centers. The Company reports its operating results on a calendar year basis.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of revenue for the three and nine month periods ended September 30, 2001 and 2000:

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                        2001        2000        2001        2000
Net revenues                           100.0%      100.0%      100.0%      100.0%
Cost of services                        85.7        85.8        85.3        85.4
                                      ------      ------      ------      ------
     Gross profit                       14.3        14.2        14.7        14.6
Selling, general & administrative        8.1         8.4         8.2         8.4
Amortization                             0.7         0.6         0.7         0.6
                                      ------      ------      ------      ------
     Income from operations              5.5         5.2         5.8         5.6
Interest income                          0.0         0.1         0.0         0.1
                                      ------      ------      ------      ------
Income before income taxes               5.5         5.3         5.8         5.7
Income tax provisions                    2.3         2.3         2.4         2.4
                                      ------      ------      ------      ------
Net income                               3.2%        3.0%        3.4%        3.3%
                                      ======      ======      ======      ======

Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000

Revenue. Revenue increased $12.7 million, or 17.0%, to $87.2 million for the three months ended September 30, 2001 from $74.5 million for the three months ended September 30, 2000. Revenue increased $41.5 million, or 19.5%, to $254.7 million for the nine months ended September 30, 2001 from $213.2 million for the nine months ended September 30, 2000. The growth in revenues is primarily attributable to the net addition of 50 family centers since September 30, 2000, modest growth in the existing base of family centers and tuition increases at existing centers of approximately 4% to 6%.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs which includes depreciation, supplies and other expenses incurred at the family center level. Gross profit increased $1.8 million, or 17.1%, to $12.4 million for the three month period ended September 30, 2001 from $10.6 million for the three months ended September 30, 2000. As a percentage of revenue, gross profit increased to 14.3% for the three months ended September 30, 2001 compared to 14.2% for the three months ended September 30, 2000. Gross profit increased $6.2 million, or 20.1%, to $37.4 million for the nine months ended September 30, 2001 from $31.2 million for the nine months ended September 30, 2000. As a percentage of net revenues, gross profit increased to 14.7% for the nine months ended September 30, 2001, compared to 14.6% for the same period in 2000.

The modest increase in gross profit margins for the nine-month period ended September 30, 2001 compared to the same period in 2000 resulted from a greater proportion of centers achieving mature operating levels. In addition, the Company was operating a greater proportion of new management model centers, which do not incur losses during the ramp up phase, during the nine month period ended September 30, 2001, as compared to the same period in 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and development expenses for new and existing centers. Selling, general and administrative expenses increased $817,000, or 13.1%, to $7.1 million for the three months ended September 30, 2001 from $6.3 million for the three months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 8.1% for the three months ended September 30, 2001 from 8.4% for the same period in 2000. Selling, general and administrative expenses increased $3.2 million, or 17.6%, to $21.0 million for the nine months ended September 30, 2001 from $17.8 million for the nine months ended September 30, 2000. As a percentage of net revenues, selling, general and administrative expenses decreased to 8.2% for the nine months ended September 30, 2001 from 8.4% for the nine months ended September 30, 2000.

The dollar increase in selling, general, and administrative expenses is primarily attributable to investments in regional and divisional management, sales personnel, and general corporate and administrative personnel necessary to support long-term growth as well as selling, general and administrative expenses associated with expansion in the United Kingdom and Ireland. Selling, general and administrative expenses, as a percentage of revenue, decreased during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 as a result of a larger revenue base.

Income from Operations. Income from operations totaled $4.8 million for the three months ended September 30, 2001, an increase of $1.0 million, or 25.5%, from $3.8 million in the same period for 2000. For the nine months ended September 30, 2001, income from operations increased $2.8 million, or 23.7%, to $14.8 million from $12.0 million in the same period for 2000.

Net Interest Income (Expense). Net interest expense was approximately $7,000 for the three months ended September 30, 2001 as compared with $38,000 of net interest income for the three months ended September 30, 2000. For the nine months ended September 30, 2001 the Company had net interest expense of $72,000 as compared to net interest income of $162,000 for the nine months ended September 30, 2000. The decrease in net interest income in 2001 from 2000 is primarily attributable to borrowings under the Company's line of credit and lower levels of invested cash, which also earned interest at a lower rate.

Income Tax Provision. The Company's effective income tax rate was approximately 42.0% for the three and nine month periods ended September 30, 2001 and 41.6% for the three and nine month periods ended September 30, 2000. Management expects the tax rate to remain steady throughout 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary sources of liquidity have been existing cash balances and cash flow from operations, supplemented by borrowing capacity under the Company's revolving line of credit. The Company had a working capital deficit of $3.3 million and $6.3 million as of September 30, 2001 and December 31, 2000, respectively.

Cash provided from operations increased to $17.3 million for the nine months ended September 30, 2001, from $6.8 million for the nine months ended September 30, 2000. The increase in cash provided by operations is primarily the result of an increase in net income before depreciation and amortization of $3.3 million compared to the nine months ended September 30, 2000. The increase in cash provided by operating activities is also attributable to net decreases in accounts receivable and prepaid expenses and an increase in deferred revenue.

Cash used in investing activities decreased to $15.4 million for the nine months ended September 30, 2001 from $21.2 million for the nine months ended September 30, 2000. The decrease was primarily the result of payments for acquisitions totaling $7.7 million in 2000 compared to $1.0 million in 2001, offset by an increase of $1.2 million in additional fixed asset additions in 2001. Of the $14.5 million of fixed asset additions for the nine months ended September 30, 2001, approximately $10.6 million relates to new family centers, with the remaining balance being primarily utilized for the refurbishment and expansion of existing family centers. Management expects the current level of center related fixed asset spending to remain the same for the remainder of 2001.

Cash used in financing activities totaled $1.4 million for the nine months ended September 30, 2001 as compared to $6.8 million in cash provided by financing activities for the nine months ended September 30, 2000. The increase in cash used for financing activities is primarily attributable to the net repayment of $1.7 million on the Company's line of credit for the nine months ended September 30, 2001 as compared to net borrowings of $5.5 million in the same period in 2000. In addition, $1.2 million of short term debt was repaid in 2001. The Company received $1.5 million in net proceeds from the issuance of Common Stock associated with the exercise of stock options in the nine months ended September 30, 2001, as compared to $1.4 million in the same period in 2000.

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

NEW ACCOUNTING PRONOUNCEMENT DISCLOSURES

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This Statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The changes in this Statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company does not expect the adoption of this statement to have a material impact on its operations.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after September 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of the fiscal year 2002, and for acquisitions consummated after September 30, 2001. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the Statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. Although the Company has not yet determined the full impact of these statements on reported results, amortization expense on existing goodwill and intangible assets is expected to be approximately $300,000 to $400,000 in 2002.

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

Not applicable

ITEM 5. Other information:

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits:

            Exhibit 10.1 - Amended and Restated 1998 Stock Incentive Plan

        (b) Reports on Form 8-K

            Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: November 13, 2001

                                    BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



                                      By: /s/ Elizabeth J. Boland
                                          ------------------------------------
                                          Elizabeth J. Boland
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

         10.1     Amended and Restated 1998 Stock Incentive Plan