Form 10-K
period 2001-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2002-04-01
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001
                         Commission file number 0-24699

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    62-1742957
-----------------------------------      --------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2002, there were outstanding 12,318,176 shares of the registrant's common stock, $0.01 par value per share, which is the only outstanding capital stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates (excludes directors and executive officers of the registrant) of the registrant (based on the closing price for the common stock as reported on The Nasdaq National Market on March 15, 2002) was approximately $346,218,908.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K    Documents from which portions are incorporated by reference
-----------------    -----------------------------------------------------------

Part III Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Stockholders to be held on May 23, 2002 are incorporated by reference into Items 10, 11, 12 and 13.

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I

Item 1.     Business..............................................................................................1
Item 2.     Properties...........................................................................................13
Item 3.     Legal Proceedings....................................................................................14
Item 4.     Submission of Matters to a Vote of Security Holders..................................................14

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................................15
Item 6.     Selected Financial Data..............................................................................16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations................17
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................................24
Item 8.     Financial Statements and Supplementary Data..........................................................25
Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................42

PART III

Item 10.    Directors and Executive Officers of the Registrant...................................................42
Item 11.    Executive Compensation...............................................................................42
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................................42
Item 13.    Certain Relationships and Related Transactions.......................................................42

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................43

Signatures.......................................................................................................45

Index to Exhibits................................................................................................47

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Bright Horizons Family Solutions, Inc. (the "Company" or "Bright Horizons Family Solutions") is a leading provider of workplace services for employers and families, including child care, early education and strategic work/life consulting. The Company operates 390 child care and early education centers for over 325 clients and has the capacity to serve more than 48,000 children in 36 states and the District of Columbia, Canada, Guam, Ireland and the United Kingdom. The child care and early education center concept evolved from the more traditional workplace child care center and is designed to serve a broader segment of the work-site population. Each child care and early education center provides a number of services designed to meet the business objectives of the client and the family needs of the sponsor's employees. The Company's services are designed to (i) address employers' ever-changing workplace needs, (ii) enhance employee productivity, (iii) improve recruitment and retention of employees and (iv) help project the image as the employer of choice within the employer's industry.

With the changing demographics of today's workforce and the prevalence of dual career families, a growing number of corporations are creating family benefits to attract and retain employees and support them as parents. Bright Horizons Family Solutions provides center based child care, education and enrichment programs, backup care, before and after school care for school age children, summer camps, vacation care, elementary school (kindergarten through fifth grade), and other family support services.

Bright Horizons Family Solutions serves many of the nation's leading corporations, including 82 Fortune 500 companies. In addition, 48 of Working Mother magazine's "Top 100 Companies for Working Mothers" in 2001 are clients of Bright Horizons Family Solutions. The Company's clients include many of America's best known companies, such as Abbott Laboratories, Inc., Bank of America, Bayer Pharmaceuticals, The Boeing Company, Bristol Myers Squibb, Citigroup, Eli Lilly and Company, Glaxo SmithKline PLC, Johnson & Johnson, JP Morgan Chase, Merck & Co., Inc., MBNA Corporation, Motorola, Pfizer, Inc., SAS Institute, S.C. Johnson & Son, Inc., Staples, Inc., Timberland, Time Warner, Inc., Universal Studios, Inc and Wachovia Corp. The Company also provides services for well known institutions such as Johns Hopkins University, the International Monetary Fund, the PGA Tour, and the United Nations. Bright Horizons Family Solutions operates multiple centers for 33 of its clients.

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

Corporate Sponsorship. Corporate sponsorship enables Bright Horizons Family Solutions to address simultaneously the three most important criteria used by parents to evaluate and select a child care and early education provider: quality of care, locational convenience and cost. Corporate sponsorship helps reduce the Company's start-up and operating costs and enables the Company to concentrate its investment in those areas that directly translate into high quality care, including faculty compensation, teacher-child ratios, curricula, continuing faculty education, facilities and equipment. Bright Horizons Family Solutions' corporate-sponsored work-site facilities are conveniently located at or near the parents' place of employment, and generally conform their hours of operation to the work schedule of the sponsor. Work-site child care and early education centers allow parents to spend more time with their children, both while commuting and during the workday, and to participate in and monitor their child's ongoing care and education. Finally, because corporate support generally defrays a portion of Bright Horizons Family Solutions' start-up and/or operating costs, the Company is able to offer its customers high quality child care and early childhood education services at competitive tuition levels. Some corporations offer subsidized tuition to their employees as part of their overall benefits package.

Quality Leadership. The critical elements of Bright Horizons Family Solutions' quality leadership focus include:

         - NAEYC Accreditation. Bright Horizons Family Solutions operates its centers to qualify for accreditation by the National Association for the Education of Young Children ("NAEYC"), a national organization dedicated to improving the quality of care and developmental education provided for young children. The Company believes that its commitment to meeting NAEYC accreditation is an advantage in the competition for corporate sponsorship opportunities due to the Company's experience with an increasing number of potential and existing corporate sponsors that are requiring adherence to NAEYC criteria. NAEYC accreditation criteria cover a wide range of quantitative and qualitative factors, including, among others, faculty qualifications and development, staffing ratios, health and safety, and physical environment. NAEYC criteria generally are more stringent than state regulatory requirements. The majority of child care centers are not NAEYC-accredited, and Bright Horizons Family Solutions has more NAEYC-accredited work-site child development centers than any other provider. Of the Company's 390 child care and early education centers 285 were eligible for accreditation, of which 224 have achieved accreditation by NAEYC.

         - High Teacher-Child Ratios. High teacher-child ratios are a critical factor in providing quality early education, facilitating more focused care and enabling teachers to forge relationships with children and their parents. Under Bright Horizons Family Solutions' approach, each child has a teacher who is designated as the child's primary caregiver. This teacher is responsible for monitoring a child's developmental progress and tailoring programs to meet the child's individual needs, while engaging parents in establishing and achieving goals. Bright Horizons Family Solutions is committed to maintaining the NAEYC-recommended teacher-child ratios for all age groups, with many child care and early education centers exceeding the NAEYC recommended minimum ratios. By contrast, many center-based child care providers conform only to the minimum teacher-child ratios mandated by applicable governmental regulations, which are generally less intensive than NAEYC standards and vary widely from state to state.

         - Highly Qualified Center Directors and Faculty. Bright Horizons Family Solutions believes its faculty's education and experience are exceptional when compared to other child care providers. Our typical center director has more than ten years of child care experience and a college degree in an education-related field, with many center directors holding advanced degrees. The Company has developed a training program for its employees that establishes minimum standards for its faculty. Teacher training is conducted in each child care and early education center and includes orientation and ongoing training, including training related to child development and education, health, safety and emergency procedures. Training, designed to meet NAEYC training standards, is conducted on a regular basis at each child care and early education center and on a company-wide basis. Management training is provided on an ongoing basis to all center directors and includes human resource management, risk management, financial management, customer service, and program implementation. Additionally, because Bright Horizons Family Solutions considers ongoing training essential to maintaining high quality service, centers have training budgets for their faculty that provide for in-center training, attendance at selected outside conferences and seminars, and partial tuition reimbursement for continuing education.

         - Innovative Curricula. Bright Horizons Family Solutions' innovative, developmentally appropriate curricula distinguish it in an industry typically lacking educational programs. The Company is committed to improving upon the typical early education experience by creating a dynamic and interactive environment that stimulates learning and development. As part of its curricula the

                  Company has developed "The World at Their Fingertips," a comprehensive program that includes Language Works, Math Counts, Science Rocks, Our World, and ArtSmart; the goals of which are to prepare children for academic excellence and build the foundations for success in life, while providing a rich and rewarding childhood. Teachers prepare and rotate the various programs that provide large and small group experiences, extended projects, and field trips that are all designed to enrich the children's learning. Teachers strive to create experiences appropriate for each child that provide both stimulation and challenge, which in turn help children find new answers and opportunities. Themes and directions emerge from the interests and experiences of the children, families, and teachers, which are incorporated into the children's learning. The World at Their Fingertips provides infants and toddlers with what they need - a safe, responsive "World" rich with language and opportunities to actively learn, explore and enjoy. The World at Their Fingertips preschool and kindergarten programs provide well planned learning centers that allow for individualized learning, small groups, and supportive teaching that help develop the problem-solving, language and social skills necessary for academic excellence. The development of language, mathematical reasoning, and scientific thought are emphasized throughout all the learning centers. The Company uses learning centers, outdoor environments, projects, activities, and field trips, all of which are designed to allow children to independently explore, discover, and learn through their experiences. The "World at Their Fingertips" seeks to involve parents in the developmental process by documenting a child's progress and sharing in goal setting. The Company believes its early childhood educational services meet or exceed the standards established by the National Academy of Early Childhood Programs ("NAECP"), a division of NAEYC.

         - Attractive, Child-Friendly Facilities. Bright Horizons Family Solutions believes that attractive, spacious and child-friendly facilities are an important element in fostering high quality learning environments for children. The Company's child care and early education centers are generally custom-built and designed to be state of the art facilities that serve the children, families and teachers, and create a community of caring. Typical center design incorporates natural light, openness and direct access from the child care and early education center to a landscaped playground with the objective of creating an environment that allows for the children to learn indoors and out. The Company devotes considerable effort to equipping its centers with child-sized amenities and indoor and outdoor play areas with age-appropriate materials and design, while taking full advantage of technology for both administrative and classroom use. Facilities are designed to be cost-effective and fit specific sites, budgets and clients' needs.

Leading Market Presence. Bright Horizons Family Solutions' strategy has been to gain a leading market presence by leveraging its reputation and the visibility of its client relationships to enhance its marketing and market penetration. In addition, the Company believes that clustering its centers in selected metropolitan and geographic areas provides operating and competitive advantages. Clustering permits the Company to strengthen quality, improve management and oversight, develop local recruiting networks, and efficiently allocate its faculty among nearby centers in cases of illness, vacation or leave. Clustering also provides Bright Horizons Family Solutions with economies of scale in management, purchasing, training and recruiting. The Company believes that regional clustering serves as a competitive advantage in developing its reputation within geographic regions and securing new corporate sponsorships in those areas. Bright Horizons Family Solutions currently has a significant market presence in Atlanta, Boston, Charlotte, Chicago, Dallas/Fort Worth, Fort Lauderdale/Miami, Hartford, Las Vegas, Los Angeles, Nashville, New York, Newark, Philadelphia, Raleigh/Durham, San Diego, San Francisco, Seattle, St. Louis, Tampa/St. Petersburg, Washington, D.C., Wilmington, Delaware and London, England.

Employer of Choice. Bright Horizons Family Solutions focuses on maintaining its reputation as a premier employer in the early childhood education market and has been renamed as one of Fortune's "100 Best Companies to Work for in America". The Company believes that its above-average compensation, comprehensive and affordable benefits package and opportunities for internal career advancement enable the Company to attract highly qualified, well-educated, experienced and committed center directors and faculty. The Company believes that its benefits package, which includes medical, dental and disability insurance, paid vacation and sick leave, a 401(k) savings plan, stock options, tuition reimbursement and child care discounts, is unusually comprehensive and affordable to the employee by industry standards. These benefits, as well as the Company's comprehensive training programs, are an important recruitment and retention tool for Bright Horizons Family Solutions in the relatively low-paying child care industry.


GROWTH STRATEGY

The key elements of Bright Horizons Family Solutions' growth strategy are as follows:

Open Centers for New Corporate Sponsors. Bright Horizons Family Solutions' regional and home office sales force, as well as senior management, actively pursue potential new corporate sponsors, particularly in industries that provide work-site child care, early education and family support services as a standard benefit. Bright Horizons Family Solutions believes that its scale, resources, quality leadership and track record of serving corporate sponsors give it a competitive advantage in securing new corporate sponsorship relationships. As a result of the Company's visibility as a high quality provider of work-site child care, early education and family support services, prospective sponsors regularly contact Bright Horizons Family Solutions requesting proposals for operating a child care and early education center.

Expand Relationships with Existing Corporate Sponsors. Bright Horizons Family Solutions aims to increase revenue from its existing corporate sponsor relationships by developing new centers for sponsors who have multiple corporate sites and offering additional services at its existing centers. Bright Horizons Family Solutions' experience has been that corporate sponsors are more inclined to employ the Company on a multi-site basis following the successful operation of an initial child care and early education center. The Company operates 138 child care and early education centers at multiple sites for 33 sponsors. In addition,16 clients are currently served by the Company's Network Access Program, which enables the employees of a sponsor to access a network of the Company's child care and early education centers across the country.

Pursue Strategic Acquisitions. Bright Horizons Family Solutions seeks to acquire existing child care centers and local or regional networks to expand quickly and efficiently into new markets and increase its presence in existing geographic clusters. The fragmented nature of the child care, early education and family support services market continues to provide acquisition opportunities. The Company believes that many of the smaller regional chains and individual providers seek liquidity and/or lack the professional management and financial resources that are often necessary.

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

Develop and Market Additional Services. Bright Horizons Family Solutions plans to continue to develop and market additional early childhood education and family support services, full and part-time child care, emergency back-up work-site child care (serving parents when their primary child care options are unavailable), the Network Access Program, seasonal services (extending hours at existing centers to serve sponsors with highly seasonal work schedules), school vacation clubs, summer programs, elementary school programs, before and after school care for school age children, vacation care and special event child care, and to add residential child development centers in areas where tuition levels can support the Company's quality standards. Additionally, the Company often works with its sponsors to offer unique solutions and provide additional services, such as Travel Care, which allows parents who travel the option of bringing their children by providing care at the Company's participating child care and early education centers.

At December 31, 2001, the Company had over 50 child care and early education centers under development and scheduled to open over the next 12 to 24 months, including 25 for existing clients.

BUSINESS MODELS

Although the specifics of Bright Horizons Family Solutions' sponsorship arrangements vary widely, they generally can be classified into two forms: (i) the sponsor model, where the Company operates a child care and early education center on or near the premises of a sponsor, gives priority enrollment to the employees or affiliates of the sponsor, receives some form of start-up and/or operating financial support from the sponsor and maintains profit-and-loss responsibility, and (ii) the management model, where Bright Horizons Family Solutions manages a work-site child care and early education center under a cost-plus agreement with a corporate sponsor.

The Sponsor Model. Centers operating under the sponsor model currently represent approximately 58% of Bright Horizons Family Solutions' child care and early education centers. The Company typically designs and operates a work-site child care and early education center in exchange for some form of financial or operating support from the sponsor. This sponsorship can take a variety of forms, including reduced occupancy costs, tuition assistance, operating subsidies, payment of pre-opening expenses and assistance with start-up costs, such as architectural and design fees, real estate broker fees, as well as capital equipment and initial supplies. Historically, the Company has received the greatest support in the form of reduced occupancy costs. Bright Horizons Family Solutions maintains profit-and-loss responsibility for sponsorship-model centers. The sponsorship model can be classified into two subcategories: (i) employer-sponsored, where Bright Horizons Family Solutions provides child care on a priority enrollment basis for employees of a single employer sponsor, and
(ii) developer-sponsored, where the Company provides priority child care to the employees of multiple employers located within a real estate developer's property.

         - The Employer-Sponsored Model. The employer-sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), or occasionally a consortium of employers, entering into a contract with the Company to provide child care and early education at a facility located in or near the sponsor's offices. The sponsor generally provides for the facilities or construction of the center and on an ongoing basis pays for maintenance and repairs. In some cases, the sponsor also provides tuition assistance to the employees and minimum enrollment guarantees to the Company. Children of the sponsor's employees typically are granted priority enrollment at the center. In some instances, enrollment may be limited to the employees of the sponsor. Operating contracts under the employer-sponsored model have terms that generally range from three to ten years, require ongoing reporting to the sponsor and, in some cases, limit annual tuition increases.

         - The Developer-Sponsored Model. A developer-sponsored center is located in a real estate developer's office building or office park. The center serves as an amenity to the developer's tenants, giving the developer an advantage in attracting quality tenants to its site. The Company offers priority enrollment to the children of the site's employees in return for discounted rent or other facilities related concessions. Bright Horizons Family Solutions typically negotiates lease terms of 10 to 20 years, including the initial term and renewal options. Under the developer-sponsored model, Bright Horizons Family Solutions typically operates its child care and early education centers with few ongoing operating restrictions or reporting requirements.

The Management Model. Child care and early education centers operating under management model contracts currently represent approximately 42% of Bright Horizons Family Solutions' child care and early education centers. Under the management model, the Company receives a management fee from a corporate sponsor and an operating subsidy to supplement tuition received from parents within an agreed upon budget. The sponsor is typically responsible for all start-up costs and facility maintenance. The management model enables the corporate sponsor to have a greater degree of control with respect to budgeting, spending and operations. Management contracts require the Company to satisfy certain periodic reporting requirements and generally range in length from one to five years, with some terminable by the sponsor without cause or financial penalty. The Company is responsible for maintenance of quality standards, recruitment of center directors and faculty, implementation of curricula and programs and interaction with parents.

In addition to the sponsor and management models, the Company may establish a center in instances where it has been unable to cultivate sponsorship, or sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations that experience and demographics indicate that demand for the Company's services exists.

OPERATIONS

General. Consistent with its strategy of establishing leading market presence, Bright Horizons Family Solutions is organized into eleven operational divisions, largely along geographic lines. Each division is managed by a Divisional Vice President, and is further divided into regions. Each region is headed by a Regional Manager responsible for supervising the quality, operating performance and client relationships for three to eleven centers. A typical center is managed by a staff consisting of an administrative team, including the center director, a teaching staff and support personnel, with the total number of staff varying due to the complexity and hours of operation of the program. A center director has operating responsibility and is also responsible for supervising local marketing, hiring new teachers and performing administrative tasks such as payroll and tuition collection. Bright Horizons Family Solutions performs most accounting, finance, information system, risk management, human resources, administration and business development at the corporate office level.

Center hours of operation are designed to match the schedules of the sponsor. Most centers are open ten to twelve hours a day, Monday through Friday, although some employer sponsors operate two or even three shifts at locations our centers serve. Typical hours of operation are from 7:00 a.m. to 6:00 p.m. Bright Horizons Family Solutions offers a variety of enrollment options, ranging from full-time (40-50 hours per week) to part-time options. The majority of children who attend the Company's child care and early education centers are enrolled on a full-time basis and are children of the employees or affiliates of the sponsor. The remaining enrolled children come from the surrounding community, where such enrollment is permitted under the terms of the contract.

Tuition depends upon the age of the child, the geographic location and the extent to which a corporate sponsor subsidizes tuition. In 2001, average full-time monthly tuition was approximately $1,030 for infants, $940 for toddlers and $755 for preschoolers. Tuition at most of Bright Horizons Family Solutions' centers is payable in advance and is due either monthly or weekly. In some cases, parents can pay tuition through payroll deduction or through automated clearing house ("ACH") withdrawals.

Facilities. The Company's family centers are primarily operated in work-site locations and vary in design and capacity in accordance with sponsor needs and state and federal regulatory requirements. A prototypical Company child care and early education center is approximately 10,000 to 15,000 square feet, and has a capacity for approximately 120-150 children. As of December 31, 2001, the Company's centers had a total licensed capacity of approximately 48,300 children, with the smallest having a capacity of 6 children and the largest having a capacity of over 460 children.

Bright Horizons Family Solutions believes that attractive, spacious and child-friendly facilities are an important element in fostering a high quality learning environment for children. The Company's child care and early education centers are designed to be open and bright and to maximize visibility throughout the center. The Company devotes considerable resources to equipping its centers with child-sized amenities, indoor and outdoor play areas of age-appropriate materials and design, family hospitality areas and computer centers. Commercial kitchens are present in those centers that require hot meals to be prepared on site.

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

MARKETING

Bright Horizons Family Solutions markets its services to two constituencies: corporate sponsors and parents. Management believes that the Company's international operations, and the expertise and reputation of its management team in managing 390 child care and early education centers for many of the world's leading companies have created name recognition within the work and family services industry. The Company's board of directors, senior officers and advisory board members are involved at the national level with education, work/life and children's services issues, and their prominence and involvement in such issues plays a key role in attracting new clients and developing additional services and products for existing clients.

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

At the center level, directors are responsible for marketing to parents. Bright Horizons Family Solutions seeks to develop a local reputation by promoting its high quality faculty, facilities, programs, and interactive, hands-on curricula. The Company's pre-opening and ongoing local marketing efforts include open houses, local direct mail and media advertising, parent referrals and community outreach. Many centers have parent advisory organizations, which assist in marketing and also act as a sounding board for developments in the education program. Center directors typically receive assistance from corporate sponsors, who often provide access to channels of internal communication such as e-mail, websites, intranets, mailing lists and internal publications. In addition, many sponsors promote the child care and early education center as an important employee benefit and answer questions to facilitate interaction between the Company and parents. The Company also has a marketing department that acts as a central resource for center-level marketing programs, including the preparation of promotional materials.

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

EMPLOYEES

As of December 31, 2001, Bright Horizons Family Solutions employed approximately 13,300 employees (including part-time and substitute teachers), of whom approximately 305 were employed at the Company's corporate, divisional and regional offices and the remainder were employed at the Company's child care and early education centers. Center employees include faculty and administrative personnel. The Company does not have an agreement with any labor union and believes that its relations with employees are good.

REGULATION

Childcare centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of teachers to children, faculty training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. In some jurisdictions, regulations have been enacted which establish requirements for employee background checks or other clearance procedures for employees of child care facilities. Center directors and regional managers are responsible for monitoring each center's compliance with such regulations. Repeated failures by a center to comply with applicable regulations can subject it to sanctions, which can include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the center's license to operate, and could require significant expenditures by the Company to bring its child care and early education centers into compliance. In addition, state and local licensing regulations often provide that the license held by the Company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to the applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense child care and early education centers it may acquire in the future. Management believes the Company is in substantial compliance with all material regulations applicable to its business.

There are currently certain tax incentives for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for "qualifying individuals" (as defined therein). The Company believes the fees paid to Bright Horizons Family Solutions for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. The amount of the qualifying child care expenses is limited to $2,400 for one child and $4,800 for two or more children, and, therefore, the maximum credit ranges from $480 to $720 for one child and from $960 to $1,440 for two or more children. In 2002, the tax credit will range from 20% to 35% of qualifying child care expenses which will be limited to $3,000 for one child and $6,000 for two or more children in 2002, and therefore the maximum credits will range from $600 to $1,050 for one child and $1,200 to $2,100 for two or more children.

INSURANCE

Bright Horizons Family Solutions currently maintains the following types of insurance policies: workers' compensation, commercial general liability, automobile liability, commercial property coverage, student accident coverage, professional liability, employment practices, directors' and officers' liability and excess "umbrella" liability. The policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. Management believes that the Company's current insurance coverages are adequate to meet its needs.

Bright Horizons Family Solutions has not experienced difficulty in obtaining insurance coverage, but there can be no assurances that adequate insurance coverage will be available in the future, or that the Company's current coverage will protect it against all possible claims.

RISK FACTORS

Management of Growth. The Company has experienced substantial growth during the past several years through internal growth and by acquisition. The Company's ability to grow in the future will depend upon a number of factors, including the ability to further develop and expand existing client relationships, obtaining new client relationships, the expansion of services and programs offered by the Company, the maintenance of high quality services and programs, and the hiring and training of qualified personnel. The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets, which could result in a material adverse effect on the Company's business, results of operations and financial condition. In addition, difficulties in hiring and retaining qualified personnel may also impact the Company's ability to accept additional enrollment at its centers, which could result in a material adverse effect on the Company's business, quality of service, results of operations and financial condition. Sustaining growth may require the implementation of enhancements to operational and financial systems and may also depend on the Company's ability to expand its sales and marketing force. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

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

In the competition for corporate clients, the Company primarily competes with other organizations that focus on the work-site segment of the child care market and with certain center-based child care chains that have divisions that compete for corporate opportunities. The Company also competes with a diverse group of large and small competitors for a range of child care and other work and family services including work/life, employee benefits and management consultants. Some of these competitors have significantly greater financial resources and may be willing to enter into contract models, invest initial capital in facilities or enter into other financial arrangements that are not consistent with the Company's business strategy. Many of these competitors offer consulting, work-site child care and other services at lower prices than the Company. Increased competition for corporate relationships on a national or local basis could result in increased pricing pressure and/or loss of market share, thereby having a material adverse effect on the Company's business, results of operations and financial condition, as well as its ability to attract and retain qualified child care and early education center personnel and its ability to pursue its growth strategy successfully.

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

Changing Economic Conditions. The Company's revenue and net income are subject to general economic conditions. A significant portion of the Company's revenue is derived from employers and real estate developers who historically have reduced their expenditures for work-site family services during economic downturns. In addition, a significant percentage of the Company's child care and early education centers are sponsored by real estate developers offering on-site child care as an amenity to attract tenants to their sites. Changes in the supply and demand of real estate could adversely affect real estate developers' willingness to subsidize child care operations at new or existing developments or their ability to obtain financing for developments offering developer-sponsored child care services. Should the economy weaken further or experience a protracted delay in its recovery, corporate clients may reduce or eliminate their expenditures on work and family services, and prospective clients may not commit resources to such services. In addition, should the size of an employer's workforce be reduced the Company may have a smaller base of families it is able to offer its services to. The Company's revenues depend, in part, on the number of dual income families and working single parents who require child care services. The further deterioration of general economic conditions may adversely impact the Company because of the tendency of out-of-work parents to discontinue utilization of child care services. In addition, the Company may not be able to increase tuition at a rate consistent with increases in operating costs. These factors could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with Acquisitions. The Company plans as part of its growth strategy to evaluate the acquisition of other providers of work/life, child care and consulting services. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, not meeting financial objectives, additional investment, diversion of management's attention, the dilutive effects of the issuance of the Company's common stock ("Common Stock") in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and assimilating acquisitions in the future.

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

Ability to Obtain and Maintain Insurance; Adverse Publicity. The Company currently maintains the following types of insurance policies: workers' compensation, commercial general liability, automobile liability, commercial property coverage, student accident coverage, directors' and officers' liability coverage, employment practices liability, professional liability and excess "umbrella" liability including coverage for child abuse and molestation. These policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. To date, the Company has been able to obtain insurance in amounts it believes to be appropriate. There can be no assurance that the Company's insurance premiums will not increase in the future as a consequence of conditions in the insurance business or child care market generally or the Company's experience in particular. As a result of adverse publicity concerning reported incidents of alleged abuse at child care centers and the length of time before the expiration of applicable statutes of limitations for the bringing of child abuse and personal injury claims (typically a number of years after the child reaches the age of majority), some operators of child care and early education centers have had difficulty obtaining general liability insurance, child abuse liability insurance or similar liability insurance or have been able to obtain such insurance only at substantially higher rates. Any adverse publicity concerning reported incidents of child abuse at any child care centers, whether or not directly relating to or involving the Company, could result in decreased enrollment at the Company's centers, termination of existing corporate relationships, inability to attract new corporate relationships or increased insurance costs, any of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

Litigation. Because of the nature of its business, the Company is and expects that in the future it may be subject to claims and litigation alleging negligence, inadequate supervision and other grounds for liability arising from injuries or other harm to the people it serves, primarily children. In addition, claimants may seek damages from the Company for child abuse, sexual abuse and other acts allegedly committed by Company employees. The Company has occasionally been sued for claims relating to children in its care. There can be no assurance that additional lawsuits will not be filed, that the Company's insurance will be adequate to cover liabilities resulting from any claim or that any such claim or the publicity resulting from it will not have a material adverse effect on the Company's business, results of operations, and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for the Company's services from corporate sponsors and parents.

Seasonality and Variability of Quarterly Operating Results. The Company's revenue and results of operations fluctuate with the seasonal demands for child care. Revenue in the Company's centers which have mature operating levels typically declines during the third quarter as a result of decreased enrollments in its child care and early education centers as parents withdraw their children for vacations, as well as withdraw their older children in preparation for entry into elementary schools. There can be no assurance that the Company will be able to adjust its expenses on a short-term basis to minimize the effect of these fluctuations in revenue. The Company's quarterly results of operations may also fluctuate based upon the number and timing of center openings and/or acquisitions, the performance of new and existing centers, the contractual arrangements under which centers are operated, the change in the mix of such contractual arrangements, the timing and level of consulting and development fees, center closings, competitive factors and general economic conditions. The inability of existing centers to maintain their current profitability, the failure of newly opened centers to contribute to profitability and the failure to maintain and grow the consulting and development services could result in additional fluctuations in the future operating results of the Company on a quarterly or annual basis.

Impact of Governmental Regulation. The Company's family centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum, hiring practices and compliance with health and safety standards. Failure of a center to comply with applicable regulations and requirements could subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the center's license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its family centers into compliance. In addition, state and local licensing regulations often provide that the license held by a family services company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to any applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense child care and early education centers it may acquire in the future. There can be no assurance that government agencies will not impose additional restrictions on the Company's operations which could adversely affect the Company's business, results of operations, and financial condition. Under the Internal Revenue Code, certain tax incentives are available to parents utilizing child care programs. Any change in such incentives could cause a number of parents to remove their children from the Company's child care and early education centers, which would adversely affect the Company's business, results of operations and financial condition. In addition, certain tax incentives have been enacted for businesses providing child care to their employees. Any changes to such incentives could effect a sponsor's willingness to continue or commence providing child care services to its employees, which could adversely affect the Company's business, results of operations and financial condition. Although the Company expects to pay employees at rates above the minimum wage, increases in the federal minimum wage could result in a corresponding increase in the wages paid to the Company's employees, which could adversely affect the Company's business, results of operations and financial condition.

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

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names, ages, titles and principal occupations and employment for the past five years of the executive officers of the Company:

Roger H. Brown, 45 - Executive Chairman of the Board. Mr. Brown has served as a director of the Company since its inception in 1998 and has also served as Executive Chairman of the Board since January 2002. Mr. Brown was Chief Executive Officer of the Company from June 2000 to December 2001, and was President of the Company from July 1998 until June 2000. Mr. Brown co-founded BRHZ and served as Chairman and Chief Executive Officer of BRHZ from its inception in 1986 until the Merger. Prior to 1986, he worked as a management consultant for Bain & Company, Inc. Mr. Brown currently serves as a director of The Horizons Initiative, a non-profit organization that provides support for homeless children and their families, and Stand for Children, a non-profit organization dedicated to improving the quality of life for children. He is also the Chairman of the commission to reinvent the NAEYC accreditation process. Mr. Brown is the husband of Linda A. Mason.

Linda A. Mason, 47 - Chairman of the Board. Ms. Mason has served as a director of the Company since its inception in 1998. Ms. Mason also served as Chairman of the Board from July 1998 until May 1999 when she became Co-Chairman of the Board. Ms. Mason co-founded BRHZ and served as a director and President of BRHZ from its inception in 1986 until the Merger. From its inception until September 1994, Ms. Mason also acted as BRHZ's Treasurer. Prior to founding BRHZ, Ms. Mason was co-director of the Save the Children relief and development effort in Sudan and worked as a program officer with CARE in Thailand. Prior to 1986, Ms. Mason worked as a management consultant with Booz, Allen and Hamilton. Ms. Mason also is a director of The Horizons Initiative, the Globe Newspaper Company, a subsidiary of The New York Times Company which owns and publishes The Boston Globe, and Whole Foods Market, Inc., an owner and operator of natural and organic foods supermarkets. Ms. Mason is also a Fellow of the Yale Corporation and serves on the Advisory Board of the Yale University School of Management. Ms. Mason is the wife of Roger H. Brown.

David Lissy, 36 -- Chief Executive Officer. Mr. Lissy has served as a director of the Company since November 2001 and has also served as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief

Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. Mr. Lissy joined BRHZ as Vice President of Development in September 1997. Prior to joining
BRHZ, Mr. Lissy served as Senior Vice President/General Manager at Aetna/U.S. Healthcare, the employee benefits division of Aetna, Inc., in the Northern New England region. Prior to that role, Mr. Lissy was Vice President of Sales and Marketing for U.S. Healthcare and had been with U.S. Healthcare in various sales and management roles since 1987.

Mary Ann Tocio, 53 - President and Chief Operating Officer. Ms. Tocio has served as a director of the Company since November 2001 and has also served as Chief Operating Officer of the Company since its inception in 1998. Ms. Tocio was appointed President in June 2000. Ms. Tocio joined BRHZ in 1992 as Vice President and General Manager of Child Care Operations. She was appointed Chief Operating Officer of BRHZ in November 1993, and remained as such until the Merger. From 1983 to 1992, Ms. Tocio held several positions with Wellesley Medical Management, Inc., including Senior Vice President of Operations, where she managed more than 100 ambulatory care centers nationwide.

Elizabeth J. Boland, 42 -- Chief Financial Officer and Treasurer. Ms. Boland joined BRHZ in 1997 and served as Chief Financial Officer until the Merger at which point she served as Senior Vice President of Finance for the Company. Ms. Boland has served as Chief Financial Officer of the Company since June 1999. From 1994 to 1997, Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President-Finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse LLP in Boston, completing her tenure as a senior audit manager.

Stephen I. Dreier, 59 -- Chief Administrative Officer and Secretary. Mr. Dreier has served as Chief Administrative Officer and Secretary of the Company since the Merger. He joined BRHZ as Vice President and Chief Financial Officer in 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as BRHZ's Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer, a position which he held until the Merger. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company. Prior to that time, Mr. Dreier served as Manager of Financial Control for the Westinghouse Worldwide Construction Product Group.

ITEM 2.  PROPERTIES

 As of December 31, 2001, Bright Horizons Family Solutions operated 390 centers in 36 states and the District of Columbia, Canada, Guam, Ireland, and the United Kingdom, of which twenty-four were owned and the remaining were operated under leases or operating agreements. The Company's owned child care and early education centers located in Chandler and Tempe, Arizona; San Jose, California; Glastonbury and Orange, Connecticut; Tampa, Florida; Alpharetta, Georgia; Foxborough and Quincy, Massachusetts; Fishkill and White Plains, New York; Cary, Raleigh, and Durham, North Carolina; Austin, Texas and Bellevue, Washington are not currently encumbered by mortgages. The leases typically have terms ranging from five to twenty years with various expiration dates, often with renewal options, with most leases having an initial term of five to ten years. Some of the leases provide for contingent payments if the center's operating revenues, profits or enrollment exceed a specified level.

Bright Horizons Family Solutions leases approximately 43,000 square feet for its corporate offices in Watertown, Massachusetts under an operating lease that expires in 2010. The Company subleases approximately 16,000 square feet of this facility to third parties. The Company also has operating leases with terms that expire from October 2003 to January 2007 on approximately 23,000 square feet for administrative offices in California, Florida, Illinois, Maryland, New Jersey, Tennessee, Texas, Washington and London, England. The Company is also party to a lease on approximately 10,000 square feet in Cambridge, Massachusetts that expires in August 2002 that is subleased to a third party.

The following table summarizes the locations of Bright Horizons Family Solutions' child care and early education centers as of December 31, 2001:

      Alabama                   1                   Nevada                4
      Arizona                   4                   New Hampshire         2
      California               30                   New Jersey           27
      Colorado                  1                   New York             16
      Connecticut              19                   North Carolina       25
      Delaware                  7                   Ohio                  5
      District of Columbia      7                   Pennsylvania         13
      Florida                  25                   Rhode Island          2
      Georgia                  12                   South Carolina        2
      Illinois                 34                   South Dakota          1
      Indiana                   8                   Tennessee             7
      Iowa                      5                   Texas                18
      Kentucky                  2                   Utah                  1
      Louisiana                 1                   Virginia              5
      Maine                     4                   Washington           14
      Maryland                  7                   Wisconsin             7
      Massachusetts            46                   Canada                1
      Michigan                  4                   Guam                  3
      Minnesota                 1                   Ireland               2
      Missouri                  4                   United Kingdom       10
      Nebraska                  3

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of calendar year 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BFAM." The table below sets forth the high and low quarterly sales prices for the Company's Common Stock as reported in published financial sources for each quarter during the last two years:


                           Price Range of Common Stock

                                  2001                                 2000
                                  ----                                 ----
                         High            Low                  High              Low
   Fourth Quarter       28.000          23.000              30.250             20.125
   Third Quarter        31.700          22.200              30.000             19.500
   Second Quarter       32.050          22.000              22.000             16.250
   First Quarter        28.125          21.125              23.125             15.375

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

The number of stockholders of record at March 15, 2002 was 142, and does not include those stockholders who hold shares in street name accounts.

ITEM 6. SELECTED FINANCIAL DATA

The following financial information has been compiled from the Company's consolidated financial statements, which combine financial position and operating results as of and for the years ended December 31:

                                                    2001         2000(1)         1999         1998(2)        1997
                                                    ----         -------         ----         -------        ----
Statement of income data (in thousands except per share amounts):
     Revenues                                     $ 345,862     $ 291,143     $ 243,290      $ 209,372     $ 172,555
     Income from operations                          20,021        16,446        12,843          8,737         5,048
     Income before taxes                             19,936        15,772        13,558          2,447         5,004
     Net income before preferred stock
         dividends and accretion on
         redeemable preferred stock                  11,527         9,212         7,927            474         2,761
     Net income available to common
         stockholders                                11,527         9,212         7,927            474         1,844
     Diluted earnings per share                      $ 0.90        $ 0.74        $ 0.63         $ 0.04        $ 0.30
     Weighted average diluted shares
         outstanding                                 12,798        12,522        12,586         12,411         9,293

Financial position at year end (in thousands except per share amounts):
     Working (deficit) capital                    $  (3,547)    $  (6,265)    $   3,342      $  12,040     $  18,005
     Total assets                                   161,018       136,895       107,073         91,463        76,842
     Long-term debt, including current
         maturities                                     890           581           687            685           783
     Common stockholders' equity                     89,417        75,283        62,286         53,380        46,663
     Dividends per common share                          --            --            --             --            --

Operating data at year end
     Child care and early education centers
     managed                                            390           345           300            274           245
     Licensed capacity                               48,337        43,069        37,150         34,377        30,232


(1) The Company recognized a non-recurring charge of $704,000 in connection with a writedown in the value of certain equity investments made by the Company.

(2)The Company recognized merger costs of $7.5 million related to the Merger of BRHZ and CFAM. As a result of the non-deductibility of certain transaction costs associated with the Merger, the Company recognized tax expense of $2.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Risk Factors" above for a description of a number of risks and uncertainties which could, among other things, affect actual results.

GENERAL

Bright Horizons Family Solutions is a leading national provider of workplace services for employers and families, including child care, early education and strategic work/life consulting. As of December 31, 2001, the Company managed 390 child care and early education centers, with over 50 child care and early education centers under development. The Company has the capacity to serve more than 48,000 children in 36 states, the District of Columbia, Canada, Guam, Ireland and the United Kingdom, and has partnerships with many of the nation's leading employers, including 82 Fortune 500 companies and 48 of Working Mother Magazine's "100 Best Companies for Working Mothers" in 2001. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

The Company, a Delaware corporation, was formed as a result of the Merger, by and among the Company, BRHZ and CFAM, which was approved by the shareholders of BRHZ and CFAM on July 24, 1998 in a transaction accounted for as a pooling of interests and structured as a tax-free reorganization.

In 2000, the Company began operating in Europe through the acquisitions of Nurseryworks Limited, based in London, England which operates nine child care centers in the greater London area, and Circle of Friends, based in Ireland, which operates two childcare centers. In 2001, the Company commenced operations in Canada upon the opening of a child care and early education center in the Toronto, Canada area. The operations of the Company's non-domestic child care centers are not material to the Company's operating results, financial position or cash flows.

Center Economics. The Company's revenue is principally derived from the operation of child care and early education centers, and to a lesser extent, other services including consulting services. Child care and early education center revenues consist of parent fees for tuition, amounts paid by sponsors to subsidize parent fees, and management fees paid by client sponsors. Revenue growth has primarily resulted from the addition of new child care and early education centers, as well as increased enrollment and tuition, and expanded programs at existing centers. Parent fees comprise the largest component of a center's revenue and are billed on a monthly or weekly basis, payable in advance. The parent fees are generally comparable to or slightly higher than prevailing area market rates for tuition. Amounts paid by sponsor clients are payable monthly and may be dependent on a number of factors such as enrollment, the extent to which the sponsor wishes to subsidize parent fees, the quality enhancements a sponsor wishes to make in the operations of the center, and budgeted amounts. Management fees are generally fixed and payable monthly. Although the specifics of the Company's sponsorship arrangements vary widely, there are two basic forms, the sponsor model and the management model.

The Company employs the sponsor model in approximately 58% of its child care and early education center sites. Under the sponsor model, a child care and early education center is operated at or near the sponsor's work site. The Company retains profit-and-loss responsibility for the operation of the center, and, as part of the arrangement, may receive financial support from the sponsor. Sponsor support can take various forms, including reduced occupancy costs, tuition-assistance and start-up and/or operating cost assistance. Newly opened sponsored centers generally operate at a loss until utilization levels reach approximately 55% which typically occurs within 6 to 18 months of operation. In exchange for client sponsorship, the Company gives priority enrollment to the children of employees or tenants affiliated with the sponsor.

In centers operating under the sponsor model, the Company may be required to make capital expenditures necessary to initially fit out, equip and furnish the child care and early education centers, as well as make similar expenditures to refurbish and maintain existing centers. While sponsors generally provide for the space or construction of the child care and early education center, the Company may pay for leasehold improvements or construction costs. The Company may make capital investments when it is able to obtain favorable purchase terms or when a sponsor agrees to pay fees in advance for long-term priority enrollment rights in the center, or for other guarantees.

Under the management model, which comprises approximately 42% of the Company's operating sites, the Company operates a child care and early education center under a cost-plus agreement. These contracts generally include a management fee and require that the client provide an operating subsidy to supplement parent fees or tuition within an agreed upon budget. The operating subsidies are dependent on the tuition levels the sponsor chooses to set for its employees and the cost structure associated with operating the center, including program enhancements the sponsor wishes to make. Due to the financial commitment of the client, the Company does not sustain pre-opening or initial operating losses under the management model. To the extent that the costs of operating the center vary from planned levels, the operating subsidies paid by client sponsors will also vary; however, the Company generally earns a fixed return in management model centers which is unaffected by the variations in operating subsidy. At mature operating levels the management model centers generally experience slightly lower operating margins than the sponsor model centers.

In centers operating under the management model, the sponsor typically provides for all costs associated with building, fitting out, equipping, furnishing and supplying the child care and early education center. The sponsor is also typically responsible for ongoing occupancy and maintenance costs.

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

In addition to the sponsor and management models, the Company may establish a center in instances where it has been unable to cultivate sponsorship, or sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations where experience and demographics indicate that demand for the Company's services exist. These centers typically operate at a loss until utilization levels reach approximately 65%, which typically occurs within 18 to 30 months of operation.

Cost of services expenses consist of direct expenses associated with the operation of child care and early education centers and with the delivery of consulting services. Cost of services consist primarily of staff salaries, taxes and benefits; food costs; program supplies and materials; parent marketing; and occupancy costs. Personnel costs are the largest component of a center's operating costs, and comprise approximately 80% of a center's operating expenses. However, personnel costs will be proportionately larger in child care and early education centers operating under the management model and proportionally lower in child care and early education centers operating under the sponsor model. Consulting cost of services are composed primarily of staff salaries, taxes and benefits; contract labor; and other direct operating expenses.

Selling, general and administrative expenses are composed primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting and legal fees;

information technology; occupancy costs for corporate and regional personnel and other general corporate expenses.

Amortization expense is being recognized over the period benefited by certain intangible assets, which include goodwill, non-compete agreements and contract rights associated with acquisitions made by the Company.

New Centers. In 2001, the Company added 56 new child care and early education centers, 24 of which are operating under the sponsor model and 32 of which are operating under the management model. In the same period, the Company closed 11 centers that were either not meeting operating objectives or transitioned to other service providers. The Company currently has over 50 centers under development, scheduled to open over the next 12 to 24 months. The opening of new centers is subject to a number of conditions and factors, including, among others, construction timing, sponsor needs and weather conditions.

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

RESULTS OF OPERATIONS

The following table has been compiled from the Company's consolidated financial statements and sets forth statement of income data as a percentage of revenue for the years ended December 31, 2001, 2000, and 1999:

                                                            2001             2000             1999
                                                            ----             ----             ----
        Revenue                                             100.0%          100.0%            100.0%

        Cost of services                                     85.3            85.3              85.8
                                                            -----           -----             -----
             Gross profit                                    14.7            14.7              14.2
        Selling, general and administrative                   8.3             8.4               8.6
        Amortization                                          0.6             0.7               0.3
                                                            -----           -----             -----
             Income from operations                           5.8             5.6               5.3
        Other charges                                          --            (0.2)               --
        Net interest income                                    --              --               0.3
                                                            -----           -----             -----
        Income before income taxes                            5.8             5.4               5.6
        Income tax expense                                    2.5             2.2               2.3
                                                            -----           -----             -----
        Net income                                            3.3%            3.2 %             3.3%
                                                            =====           =====             =====


Comparison of results for the year ended December 31, 2001 to the year ended December 31, 2000

Revenue. Revenue increased $54.8 million, or 18.8%, to $345.9 million in 2001 from $291.1 million in 2000. At December 31, 2001, the Company operated 390 child care and early education centers, as compared with 345 at December
31, 2000, a net increase of 45 centers. Growth in revenues is primarily attributable to the net addition of new child care and early education centers, modest growth and the maturation in the existing base of child care and early education centers, and tuition increases of approximately 4% to 6%.

Gross Profit. Gross profit increased $8.1 million, or 18.9%, to $50.8 million in 2001 from $42.7 million in 2000. Gross profit as a percentage of revenue remained consistent with last year at 14.7% due primarily to stable performance in the mature base of centers. In 2001, management model centers, which contribute to the overall margin from their initial month of operations, offset the losses incurred by new and ramping up employer-sponsored and developer-sponsored centers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.2 million, or 17.3%, to $28.6 million in 2001 from $24.4 million in 2000. The decrease as a percentage of revenue to 8.3% in 2001 from 8.4% in 2000 relates to a larger revenue base and increased overhead efficiencies. The dollar increase is primarily attributable to investments in regional management and operations personnel necessary to support long-term growth, and to a lesser degree to additional investments in sales personnel and finance and administrative support staff. In addition, selling, general and administrative expenses associated with expansion in the United Kingdom and Ireland represent a full year's costs in 2001 as compared to a partial year's costs in 2000.

Income from Operations. Income from operations totaled $20.0 million in 2001, as compared with income from operations of $16.4 million in 2000. Operating income in 2001 increased by $3.6 million, or 21.7%, from 2000.

Net Interest (Expense) Income. Net interest expense in 2001 totaled $85,000 as compared to net interest income of $30,000 in 2000. The increase in net interest expense is attributable to lower levels of invested cash, lower average interest rates and to interest paid on intermittent borrowings under the line of credit.

Income Tax Expense. The Company had an effective tax rate of 42.2% in 2001. In 2000 the effective tax rate was 41.6%. The increase in the effective rate is due principally to losses in certain foreign subsidiaries where the Company is not currently able to recognize a tax benefit. Management expects a modest decrease in the effective rate for 2002 due to the effects of discontinuing the amortization of non-deductible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and the achievement of profitable operating results in the foreign subsidiaries by the end of 2002.

Comparison of results for the year ended December 31, 2000 to the year ended December 31, 1999

Revenue. Revenue increased $47.8 million, or 19.7%, to $291.1 million in 2000 from $243.3 million in 1999. At December 31, 2000, the Company operated 345 child care and early education centers, as compared with 300 at December 31,1999, a net increase of 45 child care and early education centers. Growth in revenues is primarily attributable to the net addition of new child care and early education centers, maturation of existing child care and early education centers, modest growth in the existing base of child care and early education centers and tuition increases of approximately 4% to 6%.

Gross Profit. Gross profit increased $8.0 million, or 23.3%, to $42.7 million in 2000 from $34.7 million in 1999. The increase in gross profit as a percentage of revenue, to 14.7% in 2000 from 14.2% in 1999, is attributable to the higher proportion of centers operating as mature, stabilized facilities. This improvement in centers open greater than two years was partially offset by lower margins in centers that were open less than two years, due largely to a greater number of sponsor model centers, which incur losses during the ramp up stage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million, or 16.7%, to $24.4 million in 2000 from $20.9 million in 1999. The decrease as a percentage of revenue to 8.4% in 2000 from 8.6% in 1999 relates to a larger revenue base and increased overhead efficiencies. The dollar increase is primarily attributable to investments in regional management, sales personnel and operations personnel necessary to support long-term growth, as well as selling, general and administrative expenses associated with expansion in the United Kingdom and Ireland.

Income from Operations. Income from operations totaled $16.4 million in 2000, as compared with income from operations of $12.8 million in 1999. Operating income in 2000 increased by $3.6 million, or 28.1%, from 1999.

Other Charges. In 1999 and 2000 the Company made equity investments in two privately held companies associated with the child care and early education industry. In the quarter ended December 31, 2000, the Company was notified that one of the entities, which developed internet based educational and entertainment content for children and families, was discontinuing further program and content development until additional funding could be secured. The Company was also notified in this period by the other entity in which the Company held an equity investment that, due to contractions in business, additional funding would be necessary to continue its operations. Based on the outlook for additional funding for either of these companies, management assessed that the potential for future recovery of these investments was not likely. As a result, the Company recognized a charge of $704,000 ($412,000 after tax) in connection with the impairment of these equity investments. In February 2001 the internet based company filed for bankruptcy, and in April 2001, the assets of the other Company were liquidated and the Company officially abandoned the stock.

Net Interest (Expense) Income. Net interest income in 2000 totaled $30,000 as compared to $715,000 in 1999. The decrease in net interest income is attributable to lower levels of invested cash and to borrowing under the line of credit.

Income Tax Expense. The Company had an effective tax rate of 41.6% in 2000, and 41.5% in 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are from the ongoing operations of its existing child care and early education centers and the addition of new centers through development or acquisition. The Company's primary source of liquidity has been from existing cash balances and cash flow from operations, supplemented by borrowings available under the Company's various credit arrangements. The Company had a working capital deficit of $3.5 million and $6.3 million at December 31, 2001 and 2000, respectively.

Cash provided by operating activities was $31.1 million, $17.0 million and $15.2 million for years ended December 31, 2001, 2000 and 1999, respectively. The increase of $14.1 million in cash provided by operating activities in 2001 was primarily the result of an increase in net income before depreciation and amortization of $4.6 million, as well as a smaller increase in accounts receivable in 2001 as compared to 2000. In addition, accounts payable and accrued expenses, due in large part to balances in accrued salary and benefits at year-end, and workers compensation insurance, increased $7.8 million compared to an increase of $3.5 million in 2000. Operating cash flow also increased as the result of $5.3 million in deferred revenue in 2001 as compared to $3.2 million in 2000. The increase in cash provided by operating activities in 2000 from 1999 was primarily the result of an in increase in net income before depreciation and amortization of $3.9 million, offset by an increase in accounts receivable in 2000 as compared to 1999. Additionally, operating cash flow increased as the result of $3.2 million in deferred revenue as compared to $2.0 million of deferred revenue in 1999, as well as an increase in accounts payable and accrued expenses. Deferred revenue of $5.3 million, $3.2 million and $2.0 million in 2001, 2000 and 1999, respectively, was associated with (i) fees paid in advance for long-term priority enrollment rights in certain centers and (ii) parent tuition paid in advance.

Cash used in investing activities was $22.2 million for the year ended December 31, 2001 compared to $28.3 and $20.4 million for the years ended December 31, 2000 and 1999, respectively. The decrease in 2001 was principally due to a reduction of cash paid out for acquisitions, which totaled $1.2 million in 2001 compared to $8.2 million in 2000. Of the $21.0 million of fixed asset additions in 2001, approximately $13.7 million relate to new child care and early education centers; of the remainder, approximately $7.2 million relates to the refurbishment and expansion of existing child care and early education centers, with the balance expended for office expansion and investment in information technology in corporate, regional and district offices. Management expects to maintain, or increase slightly, the current level of center related fixed asset spending through 2002.

Cash used in financing activities totaled $4.7 million for the year ended December 31, 2001, compared to cash provided by financing activities of $7.2 million in 2000. In 2001, the Company made net payments of $5.2 million to its lines of credit and $1.1 million in short-term debt payments. In the year ended December 31, 1999 cash used by financing activities was primarily the result of the Company's repurchase of 495,000 shares of its Common Stock at a cost of $7.1 million. During the years 2001, 2000 and 1999, the Company received $1.8, $2.6 and $5.1 million, respectively, in net proceeds from the issuance of Common Stock associated with the exercise of stock options.

In 1999, the Board of Directors approved a plan to repurchase up to a total of 1,250,000 shares of the Company's Common Stock. At December 31, 2001 the Company had repurchased 495,000 shares for a total of $7.1 million, all of which was acquired in 1999. Share repurchases under the stock repurchase program may be made from time to time with the Company's cash in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of high quality commercial paper and institutional money market accounts. The carrying value of these instruments approximates market value due to their short maturities.

Management believes that funds provided by operations and the Company's existing cash and cash equivalent balances and borrowings available under its lines of credit will be adequate to meet planned operating and capital expenditure needs for at least the next 12 months. The Company's existing $40.0 million line of credit expires in June 2002, which management expects to renew on similar terms. However, if the Company is unable to renew the facility, or were to make any significant acquisition(s) or investments in the purchase of facilities for new or existing child care and early education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires management to make certain estimates, judgments and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses in the periods presented. The application of the Company's accounting policies involves the exercise of judgment and assumptions that pertain to future uncertainties and as a result, actual results could differ from these estimates. The accounting policies we believe are critical in the preparation of the Company's consolidated financial statements relate to revenue recognition, accounts receivable, goodwill and other intangibles, liability for insurance obligations and income taxes.

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101, which requires that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. In both the sponsor model and the management model, revenues consist primarily of tuition paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenues also include management fees paid by corporate sponsors. In the management model, in addition to tuition and management fee revenues, revenue is also recognized for operating subsidies paid either in lieu of or to supplement tuition. Revenue is recognized as services are performed. In some instances the Company receives revenue in advance of services being rendered, which is deferred until the services have been provided.

Accounts Receivable. The Company generates accounts receivable from fees charged to parents and client sponsors, and to a lesser degree governmental agencies. The Company monitors collections and payments from these customers and maintains a provision for estimated losses based on historical trends, in addition to amounts established for specific customer collection issues that have been identified. Amounts charged to this provision for uncollectible accounts receivable have historically been within the Company's expectations, but there can be no assurance that future experience will be consistent with the Company's past experience.

Goodwill and Intangibles. Accounting for acquisitions requires management to make estimates related to the fair value of assets and liabilities acquired, including intangible assets, with any residual balance being allocated to goodwill. Accounting for intangible assets requires management to make assessments concerning the value of these intangible assets and whether events or circumstances indicate that these assets been impaired. On January 1, 2002 the Company will be required to adopt the provisions of have Statement of Financial Accounting Standards ("SFAS") No. 141, "Accounting for Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" which, among other things, require the Company to discontinue the amortization of goodwill as well as intangible assets with indefinite lives. In lieu of recording amortization of intangible assets the Company will be required to complete an initial review of goodwill and intangible assets for impairment in 2002, and annually thereafter. Should it be determined that any of these assets have been impaired, the Company would be required to record an impairment charge. The Company does not expect to record an impairment charge in 2002, however, there can be no assurance that such a charge will not be recorded in 2002 or in future periods.

Liability for Insurance Obligations. The Company self-insures a portion of its workers compensation and medical insurance plans. Due to the nature of these liabilities, which may not fully manifest themselves for several years, the Company estimates the obligations for liabilities incurred but not yet reported or paid based on available data and experience. While management believes that the amounts accrued for these obligations is sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material adverse effect on the Company's financial position or results of operations.

Income Taxes. Accounting for income taxes requires management to estimate its income taxes in each jurisdiction in which it operates. Due to differences in the recognition of items included in income for accounting and tax purposes for items such as deferred revenue, temporary differences arise which are recorded as deferred tax assets or liabilities. The Company estimates the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates. Should any amounts be determined not to be recoverable, or assumptions change, the Company would be required to take a charge, which could have a material effect on the Company's financial position or results of operations.

NEW PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements will modify accounting for business combinations after September 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of the year 2002, and for acquisitions consummated after June 30, 2001. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. Although the Company has not yet determined the full impact of these statements on reported results, amortization expense on amortizable intangible assets is expected to be approximately $250,000 to $400,000 in 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company does not expect the adoption of this statement to have a material impact on its results of operations.

MARKET RISK

Foreign Currency Risk. The Company's exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in Canada, Ireland, and the United Kingdom. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.

The assets and liabilities of the Company's Canadian, Irish and United Kingdom subsidiaries, whose functional currencies are the Canadian dollar, Irish pound and British pound, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for the subsidiaries are included in the cumulative translation adjustment in stockholders' equity. Management estimates that had the exchange rate in each country had a devaluation of 10% relative to the U.S. dollar, the Company's consolidated earnings before taxes would have decreased by approximately $36,000.

Interest Rate Risk. As of December 31, 2001, the Company's investment portfolio primarily consisted of institutional money market funds, which due to their short maturities are considered cash equivalents. The Company's primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments, which approximate $9.7 million at year end, have an average interest rate of approximately 2.6% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments in these investments and its other interest bearing accounts decreased by 100 basis points in 2001, the Company's interest income for the year ended December 31, 2001 would have decreased by approximately $100,000. This estimate assumes that the decrease would have occurred on the first day of 2001 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company's future interest income as a result of future changes in investment yields will depend largely on the gross amount of the Company's investments.

The Company is also subject to interest rate risk under the terms of its various lines of credit, which have variable rates of interest. The impact on the Company's future interest expense as a result of future changes in interest rates will depend largely on the gross amount of the Company's borrowings. Management estimates that had the average interest rate incurred on the Company's average borrowings under its lines of credit increased by 100 basis points in 2001, the Company's interest expense for the year ended December 31, 2001 would have increased by approximately $10,000. This estimate assumes that the increase would have occurred on the first day of borrowings and increased the rate charged by 100 basis points during the term of the borrowing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Bright Horizons Family Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions, Inc. (a Delaware corporation) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bright Horizons Family Solutions, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Boston, Massachusetts
February 11, 2002

                     Bright Horizons Family Solutions, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                                December 31,
                                                                          2001              2000
                                                                        ---------         ---------
Assets
Current Assets:
       Cash and cash equivalents                                        $  12,770         $   8,599
       Accounts receivable, net of allowance for doubtful
             accounts of $1,512 and $1,477, respectively                   26,738            23,945
       Prepaid expenses and other current assets                            3,994             3,508
       Current deferred tax asset                                           7,743             5,297
                                                                        ---------         ---------
             Total current assets                                          51,245            41,349

Fixed assets, net                                                          77,761            64,433
Goodwill and other intangibles, net                                        24,375            24,256
Noncurrent deferred tax asset                                               7,057             6,151
Other assets                                                                  580               706
                                                                        ---------         ---------
             Total assets                                               $ 161,018         $ 136,895
                                                                        =========         =========

Liabilities and Stockholders' Equity
Current liabilities:
       Lines of credit and short-term debt                              $      --         $   6,319
       Current portion of long-term debt and obligations
             due under capital leases                                         251               156
       Accounts payable and accrued expenses                               36,154            28,007
       Deferred revenue, current portion                                   15,045            10,720
       Income taxes payable                                                 1,553               540
       Other current liabilities                                            1,789             1,872
                                                                        ---------         ---------
             Total current liabilities                                     54,792            47,614

Long-term debt and obligations due under capital
       leases, net of current portion                                         639               425
Accrued rent                                                                1,816             1,744
Other long-term liabilities                                                 4,570             3,358
Deferred revenue, net of current portion                                    9,784             8,471
                                                                        ---------         ---------
             Total liabilities                                             71,601            61,612
                                                                        ---------         ---------

Commitments and contingencies (Note 12)

Stockholders' equity:
       Common stock, $0.01 par value
             Authorized: 30,000,000 shares
             Issued: 12,769,000 and 12,564,000 shares at
                   December 31, 2001 and 2000, respectively
             Outstanding: 12,274,000 and 12,069,000 shares at
                   December 31, 2001 and 2000, respectively                   128               126
       Additional paid-in capital                                          82,132            79,398
       Treasury stock, 495,000 shares at cost                              (7,081)           (7,081)
       Cumulative translation adjustment                                     (104)               25
       Retained earnings                                                   14,342             2,815
                                                                        ---------         ---------
             Total stockholders' equity                                    89,417            75,283
                                                                        ---------         ---------
             Total liabilities and stockholders' equity                 $ 161,018         $ 136,895
                                                                        =========         =========

         The accompanying notes are an integral part of the consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)


                                                                                      Year ended December 31:
                                                                            --------------------------------------------
                                                                               2001             2000              1999
                                                                            ---------         ---------         --------
Revenues                                                                    $ 345,862         $ 291,143         $243,290
Cost of services                                                              295,027           248,405          208,631
                                                                            ---------         ---------         --------
        Gross Profit                                                           50,835            42,738           34,659

Selling, general and administrative                                            28,601            24,388           20,903
Amortization                                                                    2,213             1,904              913
                                                                            ---------         ---------         --------
        Income from operations                                                 20,021            16,446           12,843

Other charges                                                                      --              (704)              --
Net interest (expense) income                                                     (85)               30              715
                                                                            ---------         ---------         --------
        Income before taxes                                                    19,936            15,772           13,558

Income tax expense                                                              8,409             6,560            5,631
                                                                            ---------         ---------         --------
        Net income                                                          $  11,527         $   9,212         $  7,927
                                                                            =========         =========         ========

Earnings per share - basic                                                  $    0.95         $    0.77         $   0.66
                                                                            ==-======         =========         ========

Weighted average number of common shares - basic                               12,189            11,895           11,945
                                                                            =========         =========         ========

Earnings per share - diluted                                                $    0.90         $    0.74         $   0.63
                                                                            =========         =========         ========

Weighted average number of common and common equivalent
     shares - diluted                                                          12,798            12,522           12,586
                                                                            =========         =========         ========


         The accompanying notes are an integral part of the consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                                 (in thousands)

                                                                                                                         Compre-
                                     Common Stock      Additional   Treasury    Cumulative     Retained       Total      hensive
                                                        Paid In       Stock     Translation    Earnings    Stockholders   Income
                                    Shares   Amount     Capital                 Adjustment     (Deficit)     Equity

Balance at December 31, 1998        11,554   $  115    $ 67,589          --          --        $(14,324)     $53,380

Exercise of stock options              756        8       5,103          --          --              --        5,111

Repurchase of common stock            (495)      --          --      (7,081)         --              --       (7,081)

Stock-based compensation                --       --          22          --          --              --           22

Tax benefit from the exercise
  of stock options                      --       --       2,927          --          --              --        2,927

Net income                              --       --          --          --          --           7,927        7,927       7,927
                                    ------   ------    --------     -------       -----       ---------      -------     -------

Comprehensive net income for the
  year ended December 31, 1999                                                                                             7,927
                                    ------   ------    --------     -------       -----       ---------      -------     =======

Balance at December 31, 1999        11,815      123      75,641      (7,081)         --          (6,397)      62,286

Exercise of stock options              254        3       2,570          --          --              --        2,573

Options issued in connection
  with an acquisition                   --       --          28          --          --              --           28

Stock-based compensation                --       --          71          --          --              --           71

Tax benefit from the exercise
  of stock options                      --       --       1,088          --          --              --        1,088

Translation adjustment                  --       --          --          --          25              --           25          25

Net income                              --       --          --          --          --           9,212        9,212       9,212
                                    ------   ------    --------     -------       -----       ---------      -------     -------

Comprehensive net income for the
  year ended December 31, 2000                                                                                             9,237
                                    ------   ------      ------     -------       -----        --------       ------     =======

Balance at December 31, 2000        12,069      126      79,398      (7,081)         25           2,815       75,283

Exercise of stock options              205        2       1,800          --          --              --        1,802

Options issued in connection
  with an acquisition                   --       --          12          --          --              --           12

Stock-based compensation                --       --          17          --          --              --           17

Tax benefit from the exercise
  of stock options                      --       --         905          --          --              --          905

Translation adjustment                  --       --          --          --        (129)             --         (129)       (129)

Net income                              --       --          --          --          --          11,527       11,527      11,527
                                    ------   ------    --------     -------       -----       ---------      -------     -------
Comprehensive net income for
  the year ended December 31, 2001                                                                                       $11,398

Balance at December 31, 2001        12,274   $  128     $82,132     $(7,081)      $(104)        $14,342      $89,417
                                    ======   ======     =======     =======       =====        ========      =======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      Bright Horizons Family Solutions, Inc
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                    Year ended December 31:
                                                                           ------------------------------------------
                                                                             2001             2000             1999
                                                                           --------         --------         --------
Net income                                                                 $ 11,527         $  9,212         $  7,927

Adjustments to reconcile net income to net cash
 provided by operating activities:
        Depreciation and amortization                                         9,781            7,525            4,912
        Non-cash expenses                                                        17               71               22
        Asset write-downs and loss on disposal of fixed assets                  167              718              208
        Deferred income taxes                                                (2,447)          (2,290)          (1,914)
Changes in assets and liabilities:
        Accounts receivable                                                  (2,777)          (6,006)          (4,474)
        Income tax receivable                                                    --               --            5,171
        Prepaid expenses and other current assets                              (485)            (825)            (727)
        Accounts payable and accrued expenses                                 7,800            3,520            1,348
        Income taxes payable                                                  1,013              851              780
        Deferred revenue                                                      5,277            3,236            1,964
        Accrued rent                                                            172              344             (160)
        Other long-term assets                                                   95             (212)              11
        Other current and long-term liabilities                                 946              809              160
                                                                           --------         --------         --------
               Net cash provided by operating activities                     31,086           16,953           15,228
                                                                           --------         --------         --------

Cash flows from investing activities:
        Additions to fixed assets, net of acquired amounts                  (21,005)         (19,677)         (18,059)
        Proceeds from the disposal of fixed assets                               --               21               25
        Increase in other assets                                                 --             (503)            (400)
        Payments for acquisitions, net of cash acquired                      (1,162)          (8,167)          (1,964)
                                                                           --------         --------         --------
               Net cash used in investing activities                        (22,167)         (28,326)         (20,398)
                                                                           --------         --------         --------

Cash flows from financing activities:
        Proceeds from the issuance of common stock                            1,802            2,573            5,111
        Purchase of treasury stock                                               --               --           (7,081)
        Principal payments of long-term debt and obligations
           under capital leases                                                (237)            (175)            (547)
        Principal payments of short-term debt                                (1,109)              --
        Borrowings under lines of credit                                      1,500           16,038               --
        Payments under lines of credit                                       (6,690)         (11,226)              --
                                                                           --------         --------         --------
               Net cash (used in) provided by financing activities           (4,734)           7,210           (2,517)
                                                                           --------         --------         --------

Effect of exchange rates on cash balances                                       (14)              10               --
                                                                           --------         --------         --------

Net increase (decrease) in cash and cash equivalents                          4,171           (4,153)          (7,687)

Cash and cash equivalents, beginning of period                                8,599           12,752           20,439
                                                                           --------         --------         --------

Cash and cash equivalents, end of period                                   $ 12,770         $  8,599         $ 12,752
                                                                           ========         ========         ========


         The accompanying notes are an integral part of the consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                   Notes To Consolidated Financial Statements
              For the years ended December 31, 2001, 2000 and 1999

         1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Bright Horizons Family Solutions, Inc. (the "Company") was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998 (the "Merger"). The Company provides workplace services for employers and families including child care, early education and strategic work/life consulting throughout the United States, Canada, Guam, Ireland and the United Kingdom.

The Company operates its child care and early education centers under various types of arrangements, which generally can be classified in two forms: (i) the sponsor model, where the Company operates a child care and early education center on the premises of a sponsor and gives priority enrollment to the sponsor's employees or affiliates and (ii) the management model, where the Company manages a work-site child care and early education center under a cost-plus arrangement, typically for a single employer.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN OPERATIONS - In 2000 the Company acquired operations based in Ireland and the United Kingdom, and in October 2001 the Company opened a center in Ontario, Canada. The functional currency of the foreign operations is the local currency. The assets and liabilities of the Company's foreign subsidiaries, which are not material to the Company's consolidated financial statements, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders' equity and is a component of comprehensive income.

BUSINESS RISKS - The Company is subject to certain risks common to the providers of child care and early education, including dependence on key personnel, dependence on client relationships, competition from alternate sources or providers of the Company's services, market acceptance of work and family services, the ability to hire and retain qualified personnel and general economic conditions.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The primary estimates in the consolidated financial statements include, but are not limited to, revenue recognition, accounts receivable, goodwill and intangible assets, liability for insurance obligations, and income taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, accounts receivable and the line of credit. The Company maintains its cash in financial institutions of high credit standing. The Company's accounts receivable are derived primarily from the services it provides. The Company believes that no significant credit risk exists at December 31, 2001 or 2000, and that the carrying amounts of the Company's financial instruments approximate fair market value.

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

DEFERRED REVENUE - Deferred revenue results from prepaid fees and tuitions, employer-sponsor advances and cash received on consulting or development projects in advance of services being performed.

OTHER CURRENT AND LONG-TERM LIABILITIES - Other current and long-term liabilities consist primarily of deposits held pursuant to certain management contracts. The deposits will be remitted to the clients upon termination of the respective contracts. Amounts also include parent fee deposits and amounts payable under acquisition agreements.

INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company maintains contracts with its corporate sponsors to manage and operate their child care and early education centers under various terms. The Company's contracts are generally 3 to 10 years in length with varying renewal options. Management expects to renew the Company's existing contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions.

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

NEW PRONOUNCEMENTS - In June 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations after September 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of the year 2002, and for acquisitions consummated after June 30, 2001. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will be discontinued. Although the Company has not yet determined the full impact of these statements on reported results, amortization expense on existing goodwill and intangible assets is expected to be approximately $250,000 to $400,000 in 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broads the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company does not expect the adoption of this statement to have a material impact on its operations.

         2.       ACQUISITIONS

In 2001, the Company acquired substantially all the assets of one single-site and one multi-site child care company for aggregate consideration of approximately $1.2 million in cash, the issuance of a note payable to a seller totaling $550,000, and the assumption of liabilities of approximately $700,000. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Estimated goodwill and other intangible assets totaling approximately $2.3 million have been recorded. Based on the provisions of SFAS No. 142 requiring adoption for acquisitions after July 1, 2001, goodwill and other intangible assets of approximately $700,000 were not subject to amortization in 2001. Goodwill and other intangible assets subject to amortization were amortized through December 31, 2001, over periods not exceeding 18 years.

In 2000, the Company acquired substantially all the assets of two multi-site child care companies and 100% of the outstanding stock of one domestic single-site and two foreign multi-site child care companies for aggregate consideration of approximately $8.2 million in cash, the issuance of notes payable to a seller totaling $1.1 million, the assumption of liabilities of approximately $3.2 million and the issuance of options to purchase 4,000 shares of the Common Stock which were valued at approximately $40,000 using the Black-Scholes option pricing model. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill and other intangible assets totaling approximately $10.3 million were recorded, and through December 31, 2001, amortized over periods not exceeding 18 years.

In 1999, the Company acquired substantially all the assets of four single-site child care companies and 100% of the outstanding stock of a single-site child care company for aggregate consideration of approximately $2.0 million in cash, the issuance of notes payable to sellers totaling $550,000 and the assumption of liabilities of approximately $100,000. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill and other intangible assets totaling approximately $2.5 million were recorded, and through December 31, 2001, amortized over periods not exceeding 18 years.

The above transactions have been accounted for as purchases and the operating results of the acquired companies have been included from the respective dates of acquisition. The acquisitions were not material and therefore no pro-forma information has been presented. As of January 1, 2002 goodwill and intangible assets with indefinite lives will no longer be amortized; other intangible assets lives will be amortized over their useful lives.

         3.       FIXED ASSETS

Fixed assets consist of the following:

                                                       Estimated useful lives           December 31,          December 31,
                                                              (years)                       2001                  2000
                                                       ----------------------           ------------          ------------
Buildings                                                     20 - 40                   $ 40,911,000         $  31,699,000
Furniture and equipment                                        3 - 15                     28,697,000            23,639,000
Leasehold improvements                                    3/life of lease                 26,321,000            22,411,000
Land                                                               --                      8,413,000             5,923,000
                                                                                        ------------         -------------
                                                                                         104,342,000            83,672,000
Less accumulated depreciation and amortization                                           (26,581,000)          (19,239,000)
                                                                                        ------------         -------------
    Fixed assets, net                                                                   $ 77,761,000         $  64,433,000
                                                                                        ============         =============


Fixed assets include automobiles and office equipment held under capital leases totaling $159,000 and $179,000 in 2001 and 2000, respectively. Depreciation expense relating to fixed assets under capital leases was approximately $12,000 and $19,000 for 2001 and 2000, respectively. Accumulated depreciation relating to fixed assets under capital leases totaled approximately $151,000 and $159,000 at December 31, 2001 and 2000, respectively.

         4.       INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                                    December 31,       December 31,
                                                                                        2001               2000
                                                                                    ------------       ------------
Goodwill, net of accumulated amortization of $6,905,000 and
           $5,040,000, respectively                                                 $ 23,610,000       $ 23,361,000
Non-compete agreements and contract rights, net of accumulated
           amortization of $3,443,000 and $3,261,000, respectively                       761,000            884,000
Other intangibles, net of accumulated amortization of $33,000 and
           $26,000, respectively                                                           4,000             11,000
                                                                                    ------------       ------------
                                                                                    $ 24,375,000       $ 24,256,000
                                                                                    ============       ============


         5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                                    December 31,       December 31,
                                                                                        2001               2000
                                                                                    ------------       ------------
Accounts payable                                                                    $  1,448,000       $  2,269,000
Accrued payroll and employee benefits                                                 23,557,000         17,853,000
Accrued insurance                                                                      2,957,000          1,804,000
Accrued other expenses                                                                 8,192,000          6,081,000
                                                                                    ------------       ------------
                                                                                    $ 36,154,000       $ 28,007,000
                                                                                    ============       ============

         6.       LINES OF CREDIT AND SHORT-TERM DEBT

The Company entered into a $40.0 million unsecured line of credit for working capital, acquisition financing and general corporate purposes with two banks effective March 30, 2000. The credit facility consists of a revolving line of credit, which expires on June 30, 2002, at which time any outstanding indebtedness will be converted into a three-year term loan. At the Company's option, the line of credit will bear interest at either i) Prime or ii) LIBOR plus a spread based on debt levels and coverage ratios. The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios, and prohibits the payment of dividends without bank approval. At December 31, 2001 the Company did not have any amounts outstanding, had $40.0 million available under the line of credit and was in compliance with the covenants of the agreement. The weighted average interest rate related to amounts outstanding in 2001 was 6.4%.

A short-term note payable in the amount of $1.1 million, bearing interest at approximately 6%, was issued in December 2000 in connection with an acquisition, and was repaid in January 2001.

         7.       LONG-TERM DEBT AND OBLIGATIONS DUE UNDER CAPITAL LEASES

Long-term debt consists of the following:

                                                                                   December 31,       December 31,
                                                                                       2001               2000
                                                                                   ------------       ------------
Unsecured note payable to a corporation, with quarterly payments of interest only at 8.25%; principal amounts of $60,000 are payable
     annually, note matures in October 2004                                         $ 180,000           240,000
Unsecured note payable to a limited partnership, with quarterly payments of interest only at 8.50%; principal amounts of $50,000 are payable
     annually, note matures in December 2004                                          150,000           200,000
Unsecured note payable to a corporation, with quarterly payments of interest only at 5.00%; principal amounts of $34,375 are payable
     quarterly, note matures in October 2005                                          516,000                --
Note payable to a state agency with monthly payments of approximately $800 including interest of 5.0%, with final payment due March 2007; secured
     by related furniture, fixtures and equipment                                      44,000            50,000
Secured notes payable and obligations under capital leases, repaid in 2001                 --            91,000
                                                                                    ---------         ---------
Total debt and obligations due under capital leases                                   890,000           581,000
Less current maturities                                                              (251,000)         (156,000)
                                                                                    ---------         ---------
Long-term debt and obligations due under capital leases                             $ 639,000         $ 425,000
                                                                                    =========         =========

         8.       INCOME TAXES

Income tax expense for years ended December 31, 2001, 2000 and 1999 consisted of the following:

                                                             2001                 2000                1999
                                                         ------------        ------------        ------------
Current tax expense                                      $ 11,811,000        $  8,446,000        $  4,684,000
Benefit from the exercise of stock options                    905,000           1,088,000           2,927,000
Deferred tax expense                                       (4,307,000)         (2,974,000)         (1,980,000)
                                                         ------------        ------------        ------------
Income tax expense, net                                  $  8,409,000        $  6,560,000        $  5,631,000
                                                         ============        ============        ============

Following is a reconciliation of the U.S. Federal statutory rate to the effective rate for the years ended December 31:


                                                             2001                 2000                1999
                                                         ------------        ------------        ------------
Federal tax computed at statutory rate                   $  7,051,000        $  5,526,000        $  4,610,000
State taxes on income, net of federal tax benefit           1,058,000             847,000             775,000
Foreign taxes                                                  27,000                  --                  --
Permanent differences and other                               273,000             187,000             246,000
                                                         ------------        ------------        ------------
Income tax expense, net                                  $  8,409,000        $  6,560,000        $  5,631,000
                                                         ============        ============        ============

Deferred tax assets are as follows:


                                                             2001                 2000                1999
                                                         ------------        ------------        ------------
Net operating loss carryforwards                         $  1,007,000        $  1,335,000        $  1,414,000
Reserve on assets                                             667,000             753,000             593,000
Liabilities not yet deductible                              6,780,000           4,330,000           4,077,000
Deferred revenue                                            3,620,000           3,063,000           1,897,000
Depreciation                                                1,106,000             386,000            (207,000)
Amortization                                                1,067,000           1,078,000           1,013,000
Other                                                         553,000             503,000             371,000
                                                         ------------        ------------        ------------
                                                         $ 14,800,000        $ 11,448,000        $  9,158,000
                                                         ============        ============        ============

As of December 31, 2001 the Company has federal net operating loss carryforwards of approximately $2.3 million, which are subject to annual limitations and are available to offset certain current and future taxable earnings and expire at various dates, the earliest of which is December 31, 2010. In addition, the Company has net operating losses in a number of states totaling approximately $3.6 million, which may only be used to offset operating income of certain of the Company's subsidiaries in those particular states. Management believes the Company will generate sufficient future taxable income to realize deferred tax assets prior to the expiration of any net operating loss carryforwards and that the realization of the net deferred tax asset is more likely than not.

         9.       STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has established an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under the terms of the 1998 Stock Incentive Plan, as amended in 2001, 2,250,000 shares of the Company's Common Stock are available for distribution upon exercise. As of December 31, 2001, there were approximately 825,000 shares of Common Stock eligible for grant under the plan.

Options granted under the plan expire at the earlier of ten years from date of grant or three months after termination of the holder's employment with the Company unless otherwise determined by the Compensation Committee of the Board of Directors. The following table summarizes information about stock options outstanding at December 31, 2001:

                                                Weighted
                               Options           Average          Weighted         Options          Weighted
                             Outstanding        Remaining          Average        Exercisable        Average
         Range of           at December 31,    Contractual        Exercise     at December 31,      Exercise
      Exercise Price              2001         Life (years)         Price             2001            Price
      --------------        ---------------    ------------       --------     ---------------      --------
  $ 0.0000  -   $ 2.7640         19,386             2.4           $ 1.8841           18,422         $ 1.8467
  $ 2.7641  -   $ 5.5280         14,238             3.6           $ 3.3649           11,233         $ 3.3359
  $ 5.5281  -   $ 8.2920        541,909             4.6           $ 7.6748          531,530         $ 7.6836
  $ 8.2921  -   $11.0560          2,350             5.6           $10.0000            2,350         $10.0000
  $11.0561  -   $13.8200         28,754             5.8           $11.3000           28,754         $11.3000
  $13.8201  -   $16.5840        156,527             7.9           $14.9219           57,644         $14.9180
  $16.5841  -   $19.3480        671,199             7.3           $18.1071          267,909         $18.4217
  $19.3481  -   $22.1120         61,777             6.7           $21.2012           52,052         $21.0926
  $22.1121  -   $24.8760        449,450             9.6           $23.4450            5,425         $22.9839
  $24.8761  -   $27.6400         35,100             9.3           $26.9451            1,220         $25.7596
                              ---------             ---           --------          -------         --------
                              1,980,690             7.1           $16.0923          976,539         $11.8308


The Company accounts for options issued to employees and directors under APB Opinion No. 25. Options issued to employees and directors have been granted with exercise prices equal to or greater than the fair value of the Company's Common Stock on the date of grant.

For the years ended December 31, 2000 and 1999, options to purchase 4,000 and 3,600 shares of common stock, respectively, were granted to members of the Company's advisory board. There were no grants to the advisory board in 2001. These options were valued at approximately $65,000 and $45,000, respectively, using the Black-Scholes option pricing model. The Company recognized related compensation expense of approximately $17,000, $71,000 and $22,000 in its operating results for the years ended December 31, 2001, 2000 and 1999, respectively. Certain options issued in connection with an acquisition in 2000 were granted with an exercise price less than the fair value of the Company's common stock. These options were valued at approximately $40,000.

SFAS No. 123 established new financial accounting and reporting standards for employee stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. As a result, no compensation cost for options granted to employees and directors of the Company has been recognized for the Company's stock option plans. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through 2001 consistent with the provisions of SFAS No. 123, the

Company's net income and earnings per share would have been reduced to the following pro forma amounts for years ended December 31, 2001, 2000 and 1999:

                                           2001              2000               1999
                                           ----              ----               ----
Net income:
        As reported                    $ 11,527,000       $ 9,212,000       $ 7,927,000
        Pro forma                      $  7,741,000       $ 5,888,000       $ 5,215,000
Earnings per share - Basic:
        As reported                    $       0.95       $      0.77       $      0.66
        Pro forma                      $       0.64       $      0.49       $      0.44
Earnings per share - Diluted:
        As reported                    $       0.90       $      0.74       $      0.63
        Pro forma                      $       0.62       $      0.48       $      0.43

Because the method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                            2001                 2000                 1999
                                                            ----                 ----                 ----
Expected dividend yield                                      0.0%                 0.0%                 0.0%
Expected stock price volatility                             47.1%                56.0%                54.3%
Risk free interest rate                                     5.32%                4.95%                6.76%
Expected life of options                                 7.3 years            7.7 years            7.0 years
Weighted-average fair value per share
   of options granted during the year                     $13.66               $11.15                $9.82

A summary of the status of the Company's option plans, including options issued to members of the Board of Directors, is as follows for the years ended December 31:

                                                  2001                        2000                       1999
                                         ---------------------       --------------------       --------------------
                                         Number of    Weighted       Number of   Weighted       Number of   Weighted
                                           Shares      Average        Shares     Average         Shares     Average
                                                      Exercise                   Exercise                   Exercise
                                                        Price                      Price                      Price
Outstanding at beginning of
    period                               1,763,655     $13.22        1,740,413    $12.00        2,004,890    $10.44
Granted                                    475,075      23.67          320,826     17.26          223,405     15.45
Exercised                                 (205,144)      8.77         (254,708)    10.10         (421,693)     5.95
Canceled                                   (52,896)     16.75          (42,876)    12.47          (66,189)    14.95
                                         ---------     ------        ---------    ------        ---------    ------
Outstanding at end of period             1,980,690     $16.09        1,763,655    $13.22        1,740,413    $12.00
Exercisable                                976,539     $11.83          974,680    $10.05        1,051,634    $ 8.98


In addition to the above plans, the Company issued options to purchase 30,120 shares of common stock in connection with an acquisition in 1998, which are excluded from the above figures, which were exercised in 1998 and 1999. The options were valued using the Black-Scholes option pricing model, the value of which was included in the purchase price of the transaction. During 1995, CFAM issued options to purchase 325,000 shares of CFAM common stock to an employee and former stockholder of an acquired entity, which were exercised in February 1999.

The Company realizes a tax deduction upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised. These tax benefits are credited to additional paid-in capital.

TREASURY STOCK

In 1999, the Company's Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 1,250,000 shares of its common stock in the open market or through privately negotiated transactions. At December 31, 2001 the Company had repurchased 495,000 shares at a cost of $7.1 million, which remain in the treasury, all of which were repurchased in 1999. The Company carries the treasury shares at cost. Shares repurchased will be available for reissuance under the Company's stock incentive plan as well as other appropriate uses.

         10.      OTHER CHARGES IN THE STATEMENTS OF INCOME

In 1999 and 2000 the Company made equity investments in two privately held companies associated with the child care and early education industry. In the quarter ended December 31, 2000, the Company was notified that one of the entities, which developed internet based educational and entertainment content for children and families, was discontinuing further program and content development until additional funding could be secured. The Company was also notified in this period by the second entity, in which the Company held an equity investment, that due to contractions in business, additional funding would be necessary to continue its operations. Based on the outlook for additional funding for these companies, management assessed that the potential for future recovery of these investments as not likely. As a result, the Company recognized a charge of $704,000 ($412,000 after tax) in connection with the impairment of these equity investments. In February 2001 the internet based company filed for bankruptcy, and in April 2001, the assets of the other Company were liquidated and the Company officially abandoned the stock.

         11.      EARNINGS PER SHARE

The following tables present information necessary to calculate earnings per share for the years ended 2001, 2000 and 1999:

                                                           Year Ended December 31, 2001
                                                    -------------------------------------------
                                                      Income            Shares        Per Share
                                                    (Numerator)     (Denominator)       Amount
Basic earnings per share
  Income available to common stockholders           $11,527,000       12,189,000        $ .95
                                                                                        =====
Effect of dilutive securities
  Options                                                    --          609,000
                                                    -----------       ----------
Diluted earnings per share                          $11,527,000       12,798,000        $ .90
                                                    ===========       ==========        =====


                                                           Year Ended December 31, 2000
                                                    -------------------------------------------
                                                      Income            Shares        Per Share
                                                    (Numerator)     (Denominator)       Amount
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
                                                    ===========       ==========         =====

                                                           Year Ended December 31, 1999
                                                    -------------------------------------------
                                                      Income            Shares        Per Share
                                                    (Numerator)     (Denominator)       Amount
Basic earnings per share
  Income available to common stockholders           $ 7,927,000       11,945,000         $ .66
                                                                                         =====
Effect of dilutive securities
  Options and warrants                                      --           641,000
                                                    -----------       ----------
Diluted earnings per share                          $ 7,927,000       12,586,000         $ .63
                                                    ===========       ==========         =====

The above earnings per share on a diluted basis has been prepared in accordance with SFAS No. 128. The weighted average number of stock options excluded from the above calculation of earnings per share was 20,387 in 2001, 272,621 in 2000 and 322,721 in 1999, as they were anti-dilutive.

         12.      COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases various office equipment, automobiles, child care and early education center facilities and office space under non-cancelable operating leases. Many of the leases contain renewal options for various periods. Certain leases contain provisions which include additional payments based upon revenue performance, enrollment or the level of the Consumer Price Index at a future date. Rent expense was approximately $12.3 million, $9.9 million and $8.8 million in the years 2001, 2000, and 1999, respectively. Future minimum payments under non-cancelable operating leases are as follows:

                   Year Ending
                   2002                            $  13,055,000
                   2003                               12,892,000
                   2004                               12,213,000
                   2005                               11,143,000
                   2006                               10,378,000
                   Thereafter                         47,066,000
                                                   -------------
                                                   $ 106,747,000
                                                   =============

Future minimum lease payments include approximately $1.4 million of lease commitments which are guaranteed by third parties pursuant to operating agreements for child care and early education centers.

EMPLOYMENT AND NON-COMPETE AGREEMENTS

The Company has employment agreements with two of its executive officers. The agreements provide for payment of 2.99 times annual salary upon the termination of employment without cause or resignation for good reason as set forth in the employment agreements. The agreements for the two executives expire in 2003. The maximum amount payable under these agreements in 2001 was approximately $1.0 million.

The Company has severance agreements with two executives that provide for one year's annual salary upon the termination of employment without cause or resignation for good reason as set forth in the agreement and up to 24 months of compensation upon the termination of employment following a change in control of the Company. The Company also has severance agreements with three additional executives that provide for up to 24 months of compensation upon the termination of employment following a change in control of the Company. The maximum amount payable under these agreements in 2001 was approximately $2.2 million.

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

The Company's child care and early education centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its child care and early education centers into compliance.

         13.      EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Retirement Savings Plan (the "Plan") for all employees with more than 1,000 hours of credited service annually and who have been with the Company one or more years. The Plan is funded by elective employee contributions of up to 15% of their compensation. Under the Plan the Company matches 25% of employee contributions for each participant up to 8% of the employee's compensation. Expense under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled $1,117,000, $946,000, and $674,000 in 2001, 2000 and 1999, respectively.

         14.      RELATED PARTY TRANSACTIONS

The Company has an agreement with S.C. Johnson & Son, Inc., the employer of a member of its Board of Directors, to operate and manage a child care and early education center. In return for its services under these agreements, the Company received management fees and operating subsidies of $301,000, $295,000, and $274,000, respectively, for 2001, 2000 and 1999.

         15.      STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

The following table presents supplemental disclosure of cash flow information for years ended December 31:

                                                                         2001              2000              1999
                                                                         -----             ----              ----
Supplemental cash flow information

         Cash payments of interest                                     $  240,000       $  208,000        $   60,000

         Cash payments of income taxes                                  9,968,000        8,032,000         1,611,000

Non cash operating activities:

         Compensation expense recognized in connection with
             the issuance of options                                       17,000           71,000            22,000

Non cash investing and financing activities:

         Issuance of options in connection with acquisition                12,000           28,000               --

         Tax benefit realized from the exercise of stock                  905,000        1,088,000         2,927,000
             options

In 1999 the Company entered into an agreement to manage a child care center in exchange for a transfer of non-cash assets having a value of approximately $2.3 million.

In conjunction with the purchase of child care management companies, as discussed in Note 2, the fair value of assets acquired are as follows:

                                                             2001               2000                1999
                                                             ----               ----                ----
Cash paid                                                $  1,162,000        $  8,167,000        $  1,964,000
Issuance of common stock and
  stock options                                                    --              40,000                  --
Issuance of notes payable                                     550,000           1,109,000             550,000
Liabilities assumed                                           682,000           3,373,000              80,000
                                                         ------------        ------------        ------------
Fair value of assets acquired                            $  2,394,000        $ 12,689,000        $  2,594,000


         16.      QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2001 and 2000 are summarized as follows:

                                                         First            Second              Third             Fourth
                                                        Quarter           Quarter            Quarter            Quarter
                                                        -------           -------            -------            -------
                                                                      (in thousands except per share data)
2001:
Revenue                                                 $ 81,736          $ 85,756           $ 87,173           $ 91,197
Operating income                                           4,870             5,100              4,823              5,228
Income before taxes                                        4,796             5,109              4,816              5,215
Net income                                                 2,789             2,964              2,787              2,987
Net income available to
  common stockholders                                      2,789             2,964              2,787              2,987
Basic earnings per share                                $   0.23          $   0.24           $   0.23           $   0.24
Diluted earnings per share                              $   0.22          $   0.23           $   0.22           $   0.23


                                                         First            Second              Third             Fourth
                                                        Quarter           Quarter            Quarter            Quarter
                                                        -------           -------            -------            -------
                                                                      (in thousands except per share data)
2000:
Revenue                                                 $ 66,622          $ 72,066           $ 74,504           $ 77,951
Operating income                                           3,877             4,234              3,843              4,492
Income before taxes                                        3,952             4,283              3,881              3,656
Net income                                                 2,312             2,499              2,260              2,141
Net income available to
  common stockholders                                      2,312             2,499              2,260              2,141
Basic earnings per share                                  $ 0.20            $ 0.21             $ 0.19             $ 0.18
Diluted earnings per share                                $ 0.19            $ 0.20             $ 0.18             $ 0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Proposal I - Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 23, 2002 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Business - Executive Officers of the Company" in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 23, 2002 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Stock Ownership" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 23, 2002 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Relationships and Related Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 23, 2002 sets forth certain information with respect to certain relationships and related transactions between the Company and its directors and officers and is incorporated herein by reference.

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

                                                                                               Page Number
                                                                                               -----------
                  Report of Arthur Andersen LLP, Independent Public Accountants (included
                  in Report in Part II, Item 8)                                                     25

                  Schedule II - Valuation and Qualifying Accounts                                   44


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

(c)      Exhibits

         Refer to Item 14(a)(3) above.

(d)      Not applicable

                     BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                               Allowance for doubtful accounts

                          Balance at         Additions
                         beginning of     charged to costs       Deductions-       Balance at end
                            period          and expenses         charge offs         of period
                         ------------     ----------------       -----------       --------------
Fiscal Year 2001         $ 1,477,000         $   933,000         $   898,000         $ 1,512,000
Fiscal Year 2000         $ 1,290,000         $   719,000         $   532,000         $ 1,477,000
Fiscal Year 1999         $   709,000         $   825,000         $   244,000         $ 1,290,000




                                                    Accrued merger costs

                          Balance at         Additions
                         beginning of     charged to costs       Deductions-       Balance at end
                            period          and expenses         charge offs         of period
                         ------------     ----------------       -----------       --------------
Fiscal Year 2001         $        --         $        --         $        --         $        --
Fiscal Year 2000         $   345,000         $        --         $   345,000         $        --
Fiscal Year 1999         $ 2,201,000         $        --         $ 1,856,000         $   345,000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BRIGHT HORIZONS FAMILY SOLUTIONS, INC.



April 1, 2002                            By: /s/ Elizabeth J. Boland
                                            ------------------------------------
                                            Elizabeth J. Boland
                                            Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                  DATE
---------                                -----                                  ----

/s/ Roger H. Brown                       Executive Chairman of the Board        April 1, 2002
---------------------------
Roger H. Brown


/s/ Linda A. Mason                       Co-Chairman of the Board               April 1, 2002
---------------------------
Linda A. Mason


/s/ David H. Lissy                       Director, Chief Executive Officer      April 1, 2002
---------------------------              (Principal Executive Officer)
David H. Lissy


/s/ Mary Ann Tocio                       Director, President and Chief          April 1, 2002
---------------------------              Operating Officer
Mary Ann Tocio


/s/ Elizabeth J. Boland                  Chief Financial Officer (Principal     April 1, 2002
---------------------------              Financial and Accounting Officer)
Elizabeth J. Boland


/s/ Joshua Bekenstein                    Director                               April 1, 2002
---------------------------
Joshua Bekenstein


/s/ JoAnne Brandes                       Director                               April 1, 2002
---------------------------
JoAnne Brandes


/s/ William H. Donaldson                 Director                               April 1, 2002
---------------------------
William H. Donaldson


/s/ E. Townes Duncan                     Director                               April 1, 2002
---------------------------
E. Townes Duncan




/s/ Fred K. Foulkes                      Director                               April 1, 2002
---------------------------
Fred K. Foulkes


/s/ Sara Lawrence-Lightfoot              Director                               April 1, 2002
---------------------------
Sara Lawrence-Lightfoot


/s/ Robert D. Lurie                      Director                               April 1, 2002
---------------------------
Robert D. Lurie


/s/ Ian M. Rolland                       Director                               April 1, 2002
---------------------------
Ian M. Rolland


/s/ Marguerite W. Sallee                 Director                               April 1, 2002
---------------------------
Marguerite W. Sallee

                                INDEX OF EXHIBITS

2.1* Amended and Restated Agreement and Plan of Merger dated as of June 17, 1998 by and among Bright Horizons Family Solutions, Inc., CorporateFamily Solutions, Inc., Bright Horizons, Inc., CFAM Acquisition, Inc., and BRHZ Acquisition, Inc.
3.1*     Certificate of Incorporation
3.2 Amended and Restated Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)
4.1* Article IV of Bright Horizons Family Solutions, Inc.'s Certificate of Incorporation
4.2 Article IV of Bright Horizons Family Solutions, Inc.'s Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)
4.3      Specimen Common Stock Certificate (Incorporated by Reference to Exhibit
         4.3 of the Form 8-K filed on July 28, 1998)
10.1 Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on November 14, 2001)
10.2*    1998 Employee Stock Purchase Plan
10.3*    Employment Agreement of Linda A. Mason
10.4 Amended and Restated Employment Agreement of Marguerite W. Sallee (Incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed on March 29, 2000)
10.5*    Employment Agreement of Roger H. Brown
10.6     Severance Agreement for Stephen I. Dreier (Incorporated by Reference to
         Exhibit 10.8 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))
10.7 Severance Agreement for Elizabeth J. Boland (Incorporated by Reference to Exhibit 10.9 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))
10.8     Severance Agreement for David H. Lissy (Incorporated by Reference to
         Exhibit 10.11 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))
10.9     Severance Agreement for Mary Ann Tocio (Incorporated by Reference to
         Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 15,
         2001)
10.10*   Severance Agreement for Michael Day
10.11*   Form of Indemnification Agreement
10.12 Credit Agreement, dated as of March 30, 2000, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Fleet National Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request) (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 12,
         2000)
10.13 Revolving Credit Note, dated March 30, 2000, payable to the Bank of America, N.A. in the principal amount of $15,000,000 (Incorporated by Reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 12, 2000)
10.14 Revolving Credit Note, dated March 30, 2000, payable to the Fleet National Bank in the principal amount of $25,000,000 (Incorporated by Reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed on May 12, 2000)
23.1     Consent of Arthur Andersen LLP
99.1     Letter of representation from Arthur Andersen

-----------------------
* Incorporated by Reference to the Registration Statement on Form S-4 filed on June 17, 1998 (Registration No. 333-57035).