Form 10-Q
period 2002-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2002-05-15
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,370,504 shares of common stock, $.01 par value, at May 13, 2002.

                                    FORM 10-Q
                                      INDEX

                                                                                                                Page
                                                                                                               Number
PART I.         FINANCIAL INFORMATION

ITEM  1.        Consolidated Financial Statements

                A.   Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001             3

                B.   Consolidated Statements of Operations for the Three Months ended March 31, 2002
                     and 2001 (unaudited)                                                                        4

                C.   Consolidated Statements of Cash Flows for the Three Months ended March 31, 2002 and
                     2001 (unaudited)                                                                            5

                D.   Notes to Consolidated Financial Statements (unaudited)                                      6

ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations            9

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk                                      13

PART II.        OTHER INFORMATION

ITEM 1.         Legal Proceedings                                                                               15

ITEM 2.         Changes in Securities and Use of Proceeds                                                       15

ITEM 3.         Defaults Upon Senior Securities                                                                 15

ITEM 4.         Submission of Matters to a Vote of Security Holders                                             15

ITEM 5.         Other Information                                                                               15

ITEM 6.         Exhibits and Reports on Form 8-K                                                                15


SIGNATURES                                                                                                      16

EXHIBITS                                                                                                        17

                     Bright Horizons Family Solutions, Inc.
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                        March 31,      December 31,
                                                                          2002            2001
                                                                       (unaudited)
ASSETS

Current Assets:

      Cash and cash equivalents                                         $  15,390       $  12,770
      Accounts receivable, net                                             26,470          26,738
      Prepaid expenses and other current assets                             3,822           3,994
      Current deferred tax asset                                            7,743           7,743
                                                                        ---------       ---------
            Total current assets                                           53,425          51,245

Fixed assets, net                                                          79,410          77,761
Goodwill and other intangible assets, net                                  23,830          24,375
Non-current deferred tax asset                                              7,057           7,057
Other assets                                                                  461             580
                                                                        ---------       ---------
            Total assets                                                $ 164,183       $ 161,018
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Current portion of long-term debt and
            obligations under capital leases                            $     251       $     251
      Accounts payable and accrued expenses                                33,746          36,154
      Deferred revenue                                                     18,209          15,045
      Income tax payable                                                      124           1,553
      Other current liabilities                                             1,754           1,789
                                                                        ---------       ---------
            Total current liabilities                                      54,084          54,792

Long-term debt and obligations under
      capital leases, net of current portion                                  603             639
Accrued rent                                                                1,822           1,816
Other long-term liabilities                                                 4,455           4,570
Deferred revenue, net of current portion                                    9,571           9,784
                                                                        ---------       ---------
            Total liabilities                                              70,535          71,601
                                                                        =========       =========
Stockholders' equity:

Common Stock $.01 par value
      Authorized: 30,000,000 shares
      Issued: 12,815,000 and 12,769,000 shares at March 31, 2002 and
          December 31, 2001, respectively
      Outstanding: 12,320,000 and 12,274,000 at March 31, 2002 and
          December 31, 2001, respectively                                     128             128
Additional paid in capital                                                 82,681          82,132
Treasury stock, 495,000 shares, at cost                                    (7,081)         (7,081)
Cumulative translation adjustment                                            (140)           (104)
Retained earnings                                                          18,060          14,342
                                                                        ---------       ---------
            Total stockholders' equity                                     93,648          89,417
                                                                        ---------       ---------

Total liabilities and stockholders' equity                              $ 164,183       $ 161,018
                                                                        =========       =========


                   The accompanying notes are an integral part of the consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Operations
                      (in thousands except per share data)
                                   (Unaudited)

                                             Three months ended March 31,
                                                 2002            2001

Revenues                                        $94,476        $ 81,736
Cost of services                                 80,307          69,518
                                                -------        --------
       Gross profit                              14,169          12,218

Selling, general and administrative               7,648           6,766

Amortization                                        109             582
                                                -------        --------

       Income from operations                     6,412           4,870

Net interest income (expense)                        23             (74)
                                                -------        --------

Income before tax                                 6,435           4,796

Income tax provision                              2,717           2,007
                                                -------        --------

Net income                                      $ 3,718        $  2,789
                                                =======        ========

Earnings per share - basic                      $  0.30        $   0.23
                                                =======        ========

Weighted average shares - basic                  12,298          12,085
                                                =======        ========

Earnings per share - diluted                    $  0.29        $   0.22
                                                =======        ========

Weighted average shares - diluted                12,978          12,741
                                                =======        ========








                   The accompanying notes are an integral part of the consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                              Three months ended March 31,
                                                                                  2002             2001

Net income                                                                      $  3,718         $ 2,789

Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation and amortization                                           2,221           2,282
           Changes in assets and liabilities:
                 Accounts receivable                                                 262            (641)
                 Prepaid expenses and other current assets                           164             566
                 Accounts payable and accrued expenses                            (2,024)           (734)
                 Income taxes payable                                             (1,428)             44
                 Deferred revenue                                                  2,953           2,499
                 Accrued rent                                                          6             117
                 Other long-term assets                                              148             (38)
                 Other current and long-term liabilities                            (140)           (268)
                                                                                --------         -------
                     Net cash provided by operating activities                     5,880           6,616
                                                                                --------         -------

Cash flows from investing activities:
           Additions to fixed assets                                              (3,769)         (4,581)
                                                                                --------         -------
                     Net cash used in investing activities                        (3,769)         (4,581)
                                                                                --------         -------

Cash flows from financing activities:
           Proceeds from issuance of common stock from exercise
                of options                                                           549             400
           Principal payments of long term debt and
                obligations under capital leases                                     (36)            (87)
           Payment of short -term debt                                                --          (1,115)
           Borrowing through line of credit                                           --             500
           Repayments under line of credit                                            --          (3,460)
                                                                                --------         -------
                     Net cash provided by (used in) financing activities             513          (3,762)
                                                                                --------         -------

Effect of exchange rate changes on cash and cash equivalents                          (4)            (23)
                                                                                --------         -------

Net increase (decrease) in cash and cash equivalents                               2,620          (1,750)

Cash and cash equivalents, beginning of period                                    12,770           8,599
                                                                                --------         -------

Cash and cash equivalents, end of period                                        $ 15,390         $ 6,849
                                                                                ========         =======
Supplemental cash flow information:
      Cash payments for interest                                                $     29         $    30
                                                                                ========         =======
      Cash payments for income taxes                                            $  4,144         $ 1,969
                                                                                ========         =======


                   The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.D. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The Company and Basis of Presentation

ORGANIZATION - Bright Horizons Family Solutions, Inc. (the "Company") was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998 (the "Merger".) The Company provides workplace services for employers and families including childcare, early education and strategic work/life consulting throughout the United States, Guam, the United Kingdom, and Ireland.

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

BASIS OF PRESENTATION - The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and should be read in conjunction with the notes thereto.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of March 31, 2002, and the results of its operations for the three month periods ended March 31, 2002 and 2001, and its cash flows for the three month periods ended March 31, 2002 and 2001, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

SEGMENT INFORMATION - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information. As of March 31, 2002, the Company operates solely in one segment, providing workplace services to employers and families including childcare, early education and work/life consulting and generates in excess of 90% of revenue and operating profit domestically.

COMPREHENSIVE INCOME - The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

                                              For the Three Months Ended March 31,
                                                     2002             2001
                                                    -------         -------
Net income                                          $ 3,718         $ 2,789
Foreign currency translation adjustments                (36)           (122)
                                                    -------         -------
       Comprehensive income                         $ 3,682         $ 2,667
                                                    =======         =======

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The statement requires that goodwill and other intangible assets be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. The Company has not yet performed its annual impairment review, and therefore, has not determined the full impact of this statement. The Company does not expect to have writedowns of goodwill and other intangible assets, if any, to be material to its financial position or results of operations.

2. Earnings Per Share

Earnings per share has been calculated in accordance with SFAS No. 128 "Earnings per Share", which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.

The following tables present information necessary to calculate earnings per share:

                                            Three months Ended March 31, 2002
                                     ----------------------------------------------
                                       Earnings           Shares          Per Share
                                     (Numerator)      (Denominator)        Amount
                                     -----------      -------------       ---------
Basic earnings per share:
Income available to common
      stockholders                    $3,718,000        12,298,000        $   0.30
                                                                          ========
Effect of dilutive securities:
      Stock options                       --               680,000
                                      ----------        ----------
Diluted earnings per share            $3,718,000        12,978,000        $   0.29
                                      ==========        ==========        ========

                                             Three months Ended March 31, 2001
                                      ----------------------------------------------
                                        Earnings           Shares          Per Share
                                      (Numerator)       (Denominator)       Amount
                                      -----------       -------------      ---------
Basic earnings per share:
Income available to common
      stockholders                     $2,789,000        12,085,000        $   0.23
                                                                           ========
Effect of dilutive securities:
      Stock options                       --                656,000
                                       ----------        ----------
Diluted earnings per share             $2,789,000        12,741,000        $   0.22
                                       ==========        ==========        ========


     The weighted average number of shares excluded from the above calculations for the three months ended March 31, 2001 was approximately 6,100, as their effect would be anti-dilutive. There were no anti-dilutive shares in the three months ended March 31, 2002. For the three-month periods ended March 31, 2002 and 2001, the Company had no warrants or preferred stock outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference for a description of a number of risks and uncertainties, which could affect actual results.

General

The Company provides workplace services for employers and families, including child care, early education and strategic work/life consulting, operating 398 child development centers at March 31, 2002. During the three-month period ending March 31, 2002 the Company opened 10 new centers, and closed 2 centers. The Company has the capacity to serve approximately 49,000 children in 37 states, the District of Columbia, Canada, Guam, Ireland and the United Kingdom and has partnerships with many of the nation's leading employers, including 82 Fortune 500 companies. Working Mother's 2001 list of the "100 Best Companies for Working Mothers" includes 48 clients of the Company. Historical revenue growth has primarily resulted from the addition of new family centers as well as increased enrollment at existing family centers. The Company reports its operating results on a calendar year basis.

The Company's business is subject to seasonal and quarterly fluctuations. Demand for child care and early education services have historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company's services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the remainder of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (sponsor vs. management) of new and existing centers, competitive factors and general economic conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenue for the three-month periods ended March 31, 2002 and 2001:

                                                  Three Months Ended
                                                       March 31,
                                                 2002            2001
                                                 ----            ----
      Revenue                                    100.0%         100.0%
      Cost of services                            85.0           85.1
                                                 -----          -----
           Gross profit                           15.0           14.9
      Selling, general & administrative            8.1            8.2
      Amortization                                 0.1            0.7
                                                 -----          -----
           Income from operations                  6.8            6.0
      Net interest income (expense)                0.0           (0.1)
                                                 -----          -----
      Income before income taxes                   6.8            5.9
      Income tax provision                         2.9            2.5
                                                 -----          -----
      Net income                                   3.9%           3.4%
                                                 =====          =====

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenue. Revenue increased $12.8 million, or 15.6%, to $94.5 million for the three months ended March 31, 2002 from $81.7 million for the three months ended March 31, 2001. The growth in revenues is primarily attributable to the net addition of 46 family centers since March 31, 2001, modest growth in the existing base of family centers and tuition increases at existing centers of approximately 4% to 6%.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the family center level. Gross profit increased $1.9 million, or 16.0%, to $14.2 million for the three month period ended March 31, 2002 from $12.2 million for the three months ended March 31, 2001. As a percentage of revenue, gross profit increased to 15.0% for the three months ended March 31, 2002 compared to 14.9% for the three months ended March 31, 2001.

The modest increase in gross profit margins for the three-month period ended March 31, 2002 compared to the same period in 2001 resulted from a greater proportion of centers operating as mature centers (open more than two years). In addition, the Company was operating a greater proportion of new (open less than two years) management model centers, which do not incur losses during the ramp up phase, during the three-month period ended March 31, 2002, as compared to the same period in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of regional and district management personnel, corporate management and administrative functions, and development expenses for new and existing centers. Selling, general and administrative expenses increased $882,000, or 13.0%, to $7.6 million for the three months ended March 31, 2002 from $6.8 million for the three months ended March 31, 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 8.1% for the three months ended March 31, 2002 from 8.2% for the same period in 2001.

The dollar increase in selling, general, and administrative expenses is primarily attributable to investments in regional and divisional management as well as general corporate and administrative personnel necessary to support long-term growth. Selling, general and administrative expenses, as a percentage of revenue, decreased during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 as a result of a larger revenue base.

Amortization. Amortization expense totaled $109,000 million for the three months ended March 31, 2002, as compared to $582,000 in the same period for 2001. The decrease was the result of a change in accounting for goodwill and other intangible assets under the provisions of SFAS No. 142, which discontinued the amortization of goodwill and other intangible assets with indefinite lives. Management expects that amortization from intangible assets with estimated useful lives, subject to continuing amortization, to total $300,000 to $400,000 in 2002.

Income from Operations. Income from operations totaled $6.4 million for the three months ended March 31, 2002, an increase of $1.5 million, or 31.7%, from $4.9 million in the same period for 2001.

Net Interest Income (Expense). Net interest income was approximately $23,000 for the three months ended March 31, 2002 as compared with $74,000 of net interest expense for the three months ended March 31, 2001. The increase in net interest income in 2002 from 2001 is attributable to higher levels of invested cash in 2002; during the first quarter of 2001, the Company had intermittent working capital borrowing under the line of credit which offset earnings from invested cash.

Income Tax Provision. The Company's effective income tax rate was approximately 42.2% for the three-month period ended March 31, 2002 and 41.8% for the three-month periods ended March 31, 2001. The increase in the effective tax rate is primarily due to losses in certain foreign subsidiaries where the Company is not able to recognize a tax benefit. Management expects a modest decrease in the effective tax rate as these operations achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary sources of liquidity have been existing cash balances and cash flow from operations, supplemented by borrowing capacity under the Company's revolving line of credit. The Company had a working capital deficit of $659,000 and $3.5 million as of March 31, 2002 and December 31, 2001, respectively.

Cash provided from operations decreased to $5.9 million for the three months ended March 31, 2002, from $6.6 million for the three months ended March 31, 2001. The decrease is primarily the result of decreases in income taxes paid as well as reductions in accounts payable and accrued expenses, primarily in accrued salary. The decrease in cash provided by operating activities was somewhat offset by net decreases in accounts receivable and an increase in deferred revenue.

Cash used in investing activities decreased to $3.8 million for the three months ended March 31, 2002 from $4.6 million for the three months ended March 31, 2001 as a result of approximately $800,000 less spending for fixed asset additions in 2002. Of the $3.8 million of fixed asset additions for the three months ended March 31, 2002, approximately $1.9 million relates to new family centers, with the remaining balance being primarily utilized for the refurbishment of existing family centers. Management expects the current level of center related fixed asset spending to remain the same or increase slightly in 2002.

Cash provided by financing activities totaled $513,000 for the three months ended March 31, 2002 as compared to $3.8 million in cash used by financing activities for the three months ended March 31, 2001. The Company received $549,000 for stock option exercises in the three months ended March 31, 2002, as compared to $400,000 in the same period in 2001. In 2001, the cash provided by the issuance of common stock associated with the exercise of options was offset by payments on the Company's line of credit and short-term debt.

Management believes that funds provided by operations and the Company's existing cash and cash equivalent balances and borrowings available under its line of credit will be adequate to meet planned operating and capital expenditure needs for at least the next 12 months. The Company's existing $40 million line of credit expires in June 2002, which management expects to renew on similar terms. However, if the Company is unable to renew the facility, or were to make any significant acquisition(s) or investments in the purchase of facilities for new or existing child care and early education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

OTHER REPORTING MATTERS

The Company considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities, and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements modify accounting for business combinations and affect the Company's treatment of goodwill and other intangible assets. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified with the statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease. The Company has not yet performed its annual impairment review, and therefore, has not determined the full impact of these statements. The Company does not expect to have writedowns of goodwill and other intangible assets, if any, to be material to its financial position or results of operations.

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

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Foreign Currency Exchange Rate Risk

The Company's exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom and Ireland. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.

The assets and liabilities of the Company's Canada, Ireland, and United Kingdom subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for the subsidiaries are included in cumulative translation adjustment in stockholders' equity.

     There have been no changes in the Company's foreign operations that would materially alter the disclosures on foreign currency exchange risk made in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Not applicable

     ITEM 5.      Other information:

     Not applicable

     ITEM 6.      Exhibits and Reports on Form 8-K:

                  (a) Exhibits:

                      10.1  Amendment to Severance Agreement for David H. Lissy

                      10.2 Amendment to Amended and Restated Employment Agreement of Marguerite W. Sallee

                  (b) Reports on Form 8-K

                        Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 15, 2002

                         BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


                                 By:      /s/ Elizabeth J. Boland
                                     -------------------------------------------
                                          Elizabeth J. Boland
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX


10.1              Amendment to the Severance Agreement for David H. Lissy

10.2 Amendment to Amended and Restated Employment Agreement of Marguerite W. Sallee