Form 10-Q
period 2002-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2002-08-14
CIK 1060559

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

Commission File Number 0-24699

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	62-1742957
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

200 Talcott Avenue South
Watertown, Massachusetts 02472
(Address of principal executive offices)

(617) 673-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ].

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 12,428,333 shares of common stock, $.01 par value, at August 9, 2002.

FORM 10-Q
INDEX

			Page
			Number
PART I.		FINANCIAL INFORMATION

ITEM 1.		Consolidated Financial Statements

	A.	Consolidated Balance Sheets at June 30, 2002 (unaudited) and
		December 31, 2001	3

	B.	Consolidated Statements of Operations for the Three and Six
		Months ended June 30, 2002 and 2001 (unaudited)	4

	C.	Consolidated Statements of Cash Flows for the Six Months
		ended June 30, 2002 and 2001 (unaudited)	5

	D.	Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2.		Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	11

ITEM 3.		Quantitative and Qualitative Disclosures about Market Risk	17

PART II.		OTHER INFORMATION

ITEM 1.		Legal Proceedings	18

ITEM 2.		Changes in Securities and Use of Proceeds	18

ITEM 3.		Defaults Upon Senior Securities	18

ITEM 4.		Submission of Matters to a Vote of Security Holders	18

ITEM 5.		Other Information	18

ITEM 6.		Exhibits and Reports on Form 8-K	19

SIGNATURES			20

EXHIBITS			21

Bright Horizons Family Solutions, Inc.
Consolidated Balance Sheets
(in thousands except share data)

	June 30,	December 31,
	2002	2001
ASSETS	(unaudited)

Current Assets:

Cash and cash equivalents	$11,252	$12,770
Accounts receivable, net of allowance for doubtful accounts of $1,557 and $1,512, respectively	25,041	26,738
Prepaid expenses and other current assets	4,819	3,994
Current deferred tax asset	7,743	7,743

Total current assets	48,855	51,245

Fixed assets, net	85,268	77,761
Goodwill and other intangible assets, net	39,097	24,375
Non-current deferred tax asset	7,057	7,057
Other assets	512	580

Total assets	$180,789	$161,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and obligations under capital leases	$162	$251
Accounts payable and accrued expenses	42,269	36,154
Deferred revenue, current portion	18,002	15,045
Income tax payable	1,061	1,553
Other current liabilities	1,921	1,789

Total current liabilities	63,415	54,792

Long-term debt and obligations under capital leases, net of current portion	463	639
Accrued rent	1,884	1,816
Other long-term liabilities	4,484	4,570
Deferred revenue, net of current portion	11,060	9,784

Total liabilities	81,306	71,601

Stockholders’ equity:

Preferred stock, 5,000,000 shares authorized, none issued or outstanding

Common Stock $.01 par value
Authorized: 30,000,000 shares
Issued: 12,910,000 and 12,769,000 shares at June 30, 2002 and December 31, 2001, respectively
Outstanding: 12,415,000 and 12,274,000 at June 30, 2002 and December 31, 2001, respectively	129	128
Additional paid in capital	83,985	82,132
Treasury stock, 495,000 shares, at cost	(7,081)	(7,081)
Cumulative translation adjustment	431	(104)
Retained earnings	22,019	14,342

Total stockholders’ equity	99,483	89,417

Total liabilities and stockholders’ equity	$180,789	$161,018

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues	$99,954	$85,756	$194,430	$167,492
Cost of services	84,997	72,976	165,304	142,494

Gross profit	14,957	12,780	29,126	24,998

Selling, general and administrative	8,139	7,149	15,787	13,915

Amortization	74	531	183	1,113

Income from operations	6,744	5,100	13,156	9,970

Net interest income(expense)	12	9	35	(65)

Income before tax	6,756	5,109	13,191	9,905

Income tax provision	2,797	2,145	5,514	4,152

Net income	$3,959	$2,964	$7,677	$5,753

Earnings per share - basic	$0.32	$0.24	$0.62	$0.47

Weighted average shares - basic	12,384	12,177	12,341	12,130

Earnings per share - diluted	$0.30	$0.23	$0.59	$0.45

Weighted average shares - diluted	13,091	12,826	13,035	12,783

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2002	2001

Net income	$7,677	$5,753
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,529	4,711
Changes in assets and liabilities:
Accounts receivable	1,736	596
Prepaid income taxes	—	(1,173)
Prepaid expenses and other current assets	(778)	944
Accounts payable and accrued expenses	6,338	1,745
Income taxes payable	(529)	(507)
Deferred revenue	4,041	4,001
Accrued rent	68	169
Other long-term assets	(28)	(65)
Other current and long-term liabilities	(7)	(717)

Net cash provided by operating activities	23,047	15,457

Cash flows from investing activities:
Additions to fixed assets	(8,874)	(9,629)
Cash payments for acquisitions, net of cash acquired	(17,398)	(1,193)

Net cash used in investing activities	(26,272)	(10,822)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise
of options	1,854	1,202
Principal payments of long term debt and
obligations under capital leases	(265)	(83)
Payment of short -term debt	—	(1,115)
Borrowing through line of credit	—	1,500
Repayments under line of credit	—	(6,624)

Net cash provided by (used in) financing activities	1,589	(5,120)

Effect of exchange rate changes on cash and cash equivalents	118	(26)

Net decrease in cash and cash equivalents	(1,518)	(511)
Cash and cash equivalents, beginning of period	12,770	8,599

Cash and cash equivalents, end of period	$11,252	$8,088

Supplemental cash flow information:
Cash payments for interest	$52	$40

Cash payments for income taxes	$6,187	$5,860

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.D. Notes to Consolidated Financial Statements (Unaudited)

1. The Company and Basis of Presentation

Organization – Bright Horizons Family Solutions, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. (“BRHZ”) and CorporateFamily Solutions, Inc. (“CFAM”) on July 24, 1998 (the “Merger”.) The Company provides workplace services for employers and families including childcare, early education and strategic work/life consulting throughout the United States, Canada, Guam, Ireland and the United Kingdom.

The Company operates its child care and early education centers under various types of arrangements, which generally can be classified in two forms: (i) the sponsor model, where the Company operates a center on the premises of a sponsor and gives priority enrollment to the sponsor’s employees or affiliates, and (ii) the management model, where the Company manages a work-site center under a cost-plus arrangement, typically for a single employer.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and should be read in conjunction with the notes thereto.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of June 30, 2002, and the results of its operations for the three and six month periods ended June 30, 2002 and 2001, and its cash flows for the six month periods ended June 30, 2002 and 2001, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Segment Information – As of June 30, 2002, the Company operates solely in one segment, providing workplace services to employers and families including childcare, early education and work/life consulting and generates in excess of 90% of revenue and operating profit domestically.

Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	For the Six Months Ended June 30,
	2002	2001

Net income	$7,677	$5,753
Foreign currency translation adjustments	535	(175)

Comprehensive income	$8,212	$5,578

Recently Issued Accounting Pronouncements -

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of SFAS No.145 will be effective for the Company as of the beginning of fiscal year 2003. This statement also amends SFAS No.13, “Accounting for Leases” and certain other authoritative pronouncements to make technical corrections or clarifications. SFAS No.145 will be effective related to the amendment of SFAS No.13 for all transactions occurring after May 15, 2002. All other provisions of SFAS No.145 will be effective for financial statements issued after May 15, 2002. The Company is currently evaluating the impact of implementing SFAS No.145.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No.146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of SFAS No.146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of assessing the impact of SFAS No.146 on its consolidated financial statements.

2. Acquisitions

During the second quarter of 2002, the Company acquired, for cash, the outstanding stock of two multi-site child care companies based in the United Kingdom, and purchased the assets of a single-site childcare center, which had been affiliated with one of United Kingdom child care companies, adding a total of 52 centers. The Company also acquired substantially all of the assets of one additional child care center based in the United States. The Company paid approximately $18 million for the above acquisitions and the operating results of the acquired companies have been included in the Company’s consolidated results of operations from the respective dates of acquisition. The acquisitions are not material to the Company’s consolidated financial position or results of operation, and therefore no pro-forma information has been presented.

3. Line of Credit

In June 2002 the Company renewed and amended its unsecured line of credit agreement originally entered into on March 30, 2000. The credit facility consists of a $25 million revolving line of credit, expiring on June 30, 2005; any outstanding indebtedness at that date will be converted into a three-year term loan. At the Company’s option, the line of credit will bear interest at either i) Prime or ii) LIBOR plus a spread based on debt levels and coverage ratios. The Company reduced the line of credit from $40 million to $25 million on renewal in conjunction with estimated borrowing needs of the life of the agreement. The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios, and prohibits the payment of dividends without bank approval.

4. Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Under FAS No. 142, all goodwill amortization ceased. The goodwill attributable to each of our reporting units was tested for impairment by comparing the fair value of each reporting unit to its carrying value. The fair value of a reporting unit was determined by estimating the present value of expected future cash flows. No impairments existed upon the adoption of FAS No. 142. On an ongoing basis, impairment tests under FAS No. 142 will be performed at least annually.

At December 31, 2001 the Company had goodwill balances of $23.5 million. During the quarter ended June 30, 2002, the Company completed acquisitions resulting in a preliminary allocation of approximately $14.9 million in additional goodwill, for a total balance of $38.4 million. The Company will complete the allocation of the purchase price to goodwill and other intangible assets in accordance with the provisions of SFAS No. 141 by December 31, 2002. The Company does not have any indefinitely-lived intangible assets.

At June 30, 2002 and December 31, 2001 the Company had approximately $2.0 million of finite-lived intangible assets, which had associated accumulated amortization of approximately $1.3 million and $1.l million, respectively. Intangible assets are amortized over their estimated useful lives that range from 3 to 4 years.

If FAS No. 142 had been adopted in the prior period, the Company’s pro forma net income and net income per common share for the three and six month periods ended June 30, 2002 and 2001 would have been as follows:

	For the 3 months ended		For the 6 months ended
	June 30:		June 30:

	2002	2001	2002	2001
	(In thousands except per share data)
Net Income	$3,959	$2,964	$7,677	$5,753
Amortization of goodwill and other intangible assets, net of tax	–	291	–	583

Net income - pro forma	$3,959	$3,255	$7,677	$6,336

Basic earnings per share	$0.32	$0.24	$0.62	$0.47
Amortization of goodwill and other intangible assets, net of tax	–	0.02	–	0.05

Basic earnings per share - pro forma	$0.32	$0.26	$0.62	$0.52

Diluted earnings per share	$0.30	$0.23	$0.59	$0.45
Amortization of goodwill and other intangible assets, net of tax	$–	$0.02	$–	$0.05

Diluted earnings per share - pro forma	$0.30	$0.25	$0.59	$0.50

5. Earnings Per Share

Earnings per share has been calculated in accordance with SFAS No. 128 “Earnings per Share”, which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.

The following tables present information necessary to calculate earnings per share:

	Three months Ended June 30, 2002 (In thousands, except per share data)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$3,959	12,384	$0.32

Effect of dilutive securities:
Stock options	–	707

Diluted earnings per share	$3,959	13,091	$0.30

	Three months Ended June 30, 2001

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$2,964	12,177	$0.24

Effect of dilutive securities:
Stock options	—	649

Diluted earnings per share	$2,964	12,826	$0.23

	Six months Ended June 30, 2002

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$7,677	12,341	$0.62

Effect of dilutive securities:
Stock options	–	694

Diluted earnings per share	$7,677	13,035	$0.59

	Six months Ended June 30, 2001

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$5,753	12,130	$0.47

Effect of dilutive securities:
Stock options	–	653
Stock options
Diluted earnings per share	$5,753	12,783	$0.45

The weighted average number of shares excluded from the above calculations for the three and six months ended June 30, 2002 were approximately 9,000 and 5,000, respectively, and approximately 16,000 and 11,000 for the three and six months ended June 30, 2001, respectively, as their effect would be anti-dilutive. For the three and six month periods ended June 30, 2002 and 2001, the Company had no warrants or preferred stock outstanding

6. Commitments and Contingencies

The Company self-insures a portion of its workers compensation and medical insurance plans. While management believes that the amounts accrued for these obligations is sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material adverse effect on the Company’s financial position or results of operations.

The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such legal matters will not have a material effect on the Company’s financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference for a description of a number of risks and uncertainties, which could affect actual results.

General

The Company provides workplace services for employers and families, including child care, early education and strategic work/life consulting, operating 456 child care and early education centers at June 30, 2002. During the three-month period ending June 30, 2002, the Company added 9 new centers, and closed 3 centers in the United States. In addition, the Company added 52 centers in the United Kingdom through the acquisitions of Red Apple Nursery Group and Kinderquest Ltd. In the second quarter of 2002, the Company added 3,200 children to its total capacity, reflecting the smaller average size (40 capacity) of the centers acquired in the United Kingdom. The Company now has the capacity to serve approximately 52,000 children in 37 states, the District of Columbia, Canada, Guam, Ireland and the United Kingdom and has partnerships with many of the nation’s leading employers, including 83 Fortune 500 companies. Working Mother’s 2001 list of the “100 Best Companies for Working Mothers” includes 48 clients of the Company. Historical revenue growth has primarily resulted from the addition of child care and early education centers as well as increased enrollment at existing child care and early education centers. The Company reports its operating results on a calendar year basis.

The Company’s business is subject to seasonal and quarterly fluctuations. Demand for child care and early education services have historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company’s services generally increases in September and October upon the commencement of the new school year and remains relatively stable throughout the remainder of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment levels and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (sponsor vs. management) of new and existing centers, competitive factors and general economic conditions.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenue for the three-month periods ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	85.0	85.1	85.0	85.1

Gross profit	15.0	14.9	15.0	14.9
Selling, general & administrative	8.1	8.3	8.1	8.3
Amortization	0.1	0.6	0.1	0.7

Income from operations	6.8	6.0	6.8	5.9
Interest income	0.0	0.0	0.0	0.0

Income before income taxes	6.8	6.0	6.8	5.9
Income tax provisions	2.8	2.5	2.9	2.5

Net income	4.0%	3.5%	3.9%	3.4%

Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months Ended June 30, 2001

Revenue. Revenue increased $14.2 million, or 16.6%, to $100.0 million for the three months ended June 30, 2002 from $85.8 million for the three months ended June 30, 2001. Revenue increased $26.9 million, or 16.1%, to $194.4 million for the six months ended June 30, 2002 from $167.5 million for the six months ended June 30, 2001. The growth in revenues is primarily attributable to the net addition of 90 family centers since June 30, 2001, modest growth in the existing base of family centers, and tuition increases at existing centers of approximately 4% to 6%. The second quarter addition of Kinderquest Ltd. and Red Apple Nurseries is expected to contribute to an overall increase in revenue growth in the second half of 2002, and the Company now expects revenue growth to approximate 20% for the full year in 2002.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $2.2 million, or 17.0%, to $15.0 million for the three month period ended June 30, 2002 from $12.8 million for the three months ended June 30, 2001. As a percentage of revenue, gross profit increased to 15.0% for the three months ended June 30, 2002 compared to 14.9% for the three months ended June 30, 2001. Gross profit increased $4.1 million, or 16.5%, to $29.1 million for the six months ended June 30, 2002 from $25.0 million for the six months ended June 30, 2001. As a percentage of net revenues, gross profit increased to 15.0% for the six months ended June 30, 2002, compared to 14.9% for the same period in 2001.

The modest increase in gross profit margins for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 resulted from a greater proportion of centers operating as mature centers (open more than two years). In addition, the Company was operating a greater proportion of new (open less than two years) management model centers, which do not incur losses during the ramp up phase, during the three and six month periods ended June 30, 2002, as compared to the same periods in 2001. The Company expects gross margins for the full year in 2002 to approximate 14.7% - 14.8% due to the seasonal effects of the business during the summer months.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SGA”) consist of regional and district management personnel, corporate management and administrative functions, and business development expenses. Selling, general and administrative expenses increased $1.0 million, or 13.8%, to $8.1 million for the three months ended June 30, 2002 from $7.1 million for the three months ended June 30, 2001. As a percentage of revenue, SGA expenses decreased to 8.1% for the three months ended June 30, 2002 from 8.3% for the same period in 2001. SGA expenses increased $1.9 million, or 13.5%, to $15.8 million for the six months ended June 30, 2002 from $13.9 million for the six months ended June 30, 2001. As a percentage of net revenues, SGA expenses decreased to 8.1% for the six months ended June 30, 2002 from 8.3% for the six months ended June 30, 2001.

The dollar increase in SGA expenses is primarily attributable to investments in regional and divisional management as well as general corporate and administrative personnel necessary to support long-term growth. Selling, general and administrative expenses, as a percentage of revenue, decreased during the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001 as a result of a larger revenue base and increased leveraging of overhead costs. The acquisition of Kinderquest Ltd. and Red Apple Nurseries in the second quarter of 2002 is expected to add a proportionately higher level of SGA expenses to the second half of 2002, due to the inclusion of their operating results as well as integration costs. In total, the Company projects SGA expenses, as a percentage of revenue, to approximate 8.2% of revenue for 2002

Amortization. Amortization expense totaled $74,000 for the three months ended June 30, 2002, as compared to $531,000 in the same period for 2001. For the six month period ended June 30, 2002, amortization expense totaled $183,000 compared to $1.1 million in the period ended June 30, 2001. The decrease in both the three and six month periods ended June 30, 2002 compared to June 30, 2001 was the result of a change in accounting for goodwill and other intangible assets under the provisions of SFAS No.142, which discontinued the amortization of goodwill and other intangible assets with indefinite lives. No impairments existed upon the adoption of FAS No. 142 in 2002. Management expects that amortization from intangible assets with estimated useful lives, subject to continuing amortization, to total $350,000 to $400,000 in 2002.

Income from Operations. Income from operations totaled $6.7 million for the three months ended June 30, 2002, an increase of $1.6 million, or 32.2%, from $5.1 million in the same period for 2001. For the six months ended June 30, 2002, income from operations increased $3.2 million, or 32.0%, to $13.2 million from $10.0 million in the same period for 2001. These increases are the result of the revenue and margin improvements indicated above.

Net Interest Income (Expense). Net interest income was approximately $12,000 for the three months ended June 30, 2002 as compared with $9,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002 the Company had net interest income of $35,000 as compared to net interest expense of $65,000 for the six months ended June 30, 2001. The net interest income in 2002 arises from higher average levels of invested cash, offset by lower average investment yields in 2002 compared to 2001, and borrowings on the Company’s line of credit in 2001.

Income Tax Provision. The Company’s effective income tax rate was approximately 41.4% for the three-month period ended June 30, 2002 and 42.0% for the three- month period ended June 30, 2001. For the six months ended June 30, 2002, the tax rate was approximately 41.8% as compared to 41.9% in the same period in 2001. The decrease in the effective tax rate is a result of discontinuing the amortization of goodwill not deductible for tax purposes under the provisions of SFAS No. 142. In addition, foreign operations, which are taxed at lower average rates, were more profitable in the three and six month periods ended June 30, 2002 as compared to the same periods in 2001.

Liquidity and Capital Resources

The Company’s primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been existing cash balances and cash flow from operations, supplemented by borrowing capacity under the Company’s revolving line of credit. The Company had a working capital deficit of $14.6 million and $3.5 million as of June 30, 2002 and December 31, 2001, respectively.

Cash provided from operations increased to $23.0 million for the six months ended June 30, 2002, from $15.5 million for the six months ended June 30, 2001. The increase is primarily the result of increases in net income, and an increase in accounts payable and accrued expenses which can be attributed to the timing of cash payments for accounts payable, payroll, and medical and insurance claims.

Cash used in investing activities increased to $26.3 million for the six months ended June 30, 2002 from $10.8 million for the six months ended June 30, 2001 as a result of approximately $17.4 million paid out for acquisitions in the six month period ended June 30, 2002 compared to $1.2 million in the same period in 2001. Fixed assets additions totaled $8.9 million and $9.6 million, respectively, in the six months ended June 30, 2002 and June 30, 2001. Of the $8.9 million in additions during 2002, approximately $5.6 million relates to new family centers, with the remaining balance being primarily utilized for the refurbishment of existing centers. Management expects the current level of center related fixed asset spending to remain the same or increase slightly over the remainder of 2002.

Cash provided by financing activities totaled $1.6 million for the six months ended June 30, 2002 as compared to $5.1 million in cash used by financing activities for the six months ended June 30, 2001. The Company received $1.9 million for stock option exercises in the six months ended June 30, 2002, as compared to $1.2 million in the same period in 2001. In 2001, the Company had net repayments on the line of credit and payments of short-term debt totaling $6.2 million for the six month period ended June 30, 2001. The Company has not borrowed from its line of credit in 2002.

Management believes that funds provided by operations and the Company’s existing cash and cash equivalent balances and borrowings available under its line of credit will be adequate to meet planned operating and capital expenditure needs for at least the next 12 months. The Company’s existing line of credit was renewed for $25 million in June 2002 on terms similar to its prior line of credit. However, if the Company were to make any significant acquisition(s) or investments in the purchase of facilities for new or existing child care and early education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

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

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of SFAS No. 145 will be effective for the Company as of the beginning of fiscal year 2003. This statement also amends SFAS No. 13, “Accounting for Leases” and certain other authoritative pronouncements to make technical corrections or clarifications. SFAS No. 145 will be effective related to the amendment of SFAS No. 13 for all transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 will be effective for financial statements issued after May 15, 2002. The Company is currently evaluating the impact of implementing SFAS No. 145.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of SFAS No. 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of assessing the impact of SFAS No. 146 on its consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Foreign Currency Exchange Rate Risk

The Company’s exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom and Ireland. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.

The assets and liabilities of the Company’s Canada, Ireland, and United Kingdom subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange ratesprevailing during the period. The cumulative translation effects for the subsidiaries are included in cumulative translation adjustment in stockholders’ equity.

There have been no changes in the Company’s foreign operations that would materially alter the disclosures on foreign currency exchange risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings:

Not Applicable

ITEM 2. Changes in Securities and Use of Proceeds:

Not applicable

ITEM 3. Defaults Upon Senior Securities:

None

ITEM 4. Submission of Matters to a Vote of Security Holders:

The Company held its annual meeting of stockholders on May 23, 2002. At the annual meeting, the stockholders of the Company voted to elect four Class I directors for a term of three years and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:

Nominee	For	Against/Withheld

Joshua Bekenstein	10,894,510	48,745
JoAnne Brandes	10,775,790	167,465
Roger H. Brown	10,894,610	48,645
Robert D. Lurie	10,893,605	49,650

In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

Name	Term Expires

E. Townes Duncan	2003
Sara Lawrence-Lightfoot	2003
Marguerite W. Sallee	2003
David H. Lissy	2003
William H. Donaldson	2004
Fred K. Foulkes	2004
Linda A. Mason	2004
Mary Ann Tocio	2004
Ian M. Rolland	2004

ITEM 5. Other information:

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits:

10.1	First Amendment to Credit Agreement, dated as of June 30, 2002, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Sovereign Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request).

10.2	Amended and Restated Revolving Credit Note, dated June 30, 2002, payable to Sovereign Bank in the principal amount of $25,000,000.

(b)	Reports on Form 8-K

1)	The Company filed a Current Report on Form 8-K on May 24, 2002, to dismiss Arthur Andersen LLP as the Company’s independent auditors, and to engage PricewaterhouseCoopers LLP as its independent auditors for 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

    Date: August 14, 2002

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

By: /s/ Elizabeth J. Boland

Elizabeth J. Boland
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

10.1	First Amendment to Credit Agreement, dated as of June 30, 2002, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Sovereign Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request).

10.2	Amended and Restated Revolving Credit Note, dated June 30, 2002, payable to Sovereign Bank in the principal amount of $25,000,000.