Form 10-Q
period 2002-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2002-11-14
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,452,366 shares of common stock, $.01 par value, at November 8, 2002.

                                   FORM 10-Q
                                     INDEX

                                                                                                               Page
                                                                                                              Number
PART I.          FINANCIAL INFORMATION

ITEM  1.         Consolidated Financial Statements

                 A.     Consolidated Balance Sheets at September 30, 2002
                        (unaudited) and December 31, 2001                                                         3

                 B.     Consolidated Statements of Operations for the Three and Nine
                        Months ended September 30, 2002 and 2001 (unaudited)                                      4

                 C.     Consolidated Statements of Cash Flows for the Nine Months
                        ended September 30, 2002 and 2001 (unaudited)                                             5

                 D.     Notes to Consolidated Financial Statements (unaudited)                                    6

ITEM 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                           11

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk                                      16

ITEM 4.          Controls and Procedures                                                                         16

PART II.         OTHER INFORMATION

ITEM 1.          Legal Proceedings                                                                               18

ITEM 2.          Changes in Securities and Use of Proceeds                                                       18

ITEM 3.          Defaults Upon Senior Securities                                                                 18

ITEM 4.          Submission of Matters to a Vote of Security Holders                                             18

ITEM 5.          Other Information                                                                               18

ITEM 6.          Exhibits and Reports on Form 8-K                                                                18

SIGNATURES                                                                                                       19

CERTIFICATIONS                                                                                                   20

EXHIBITS                                                                                                         24

                     Bright Horizons Family Solutions, Inc.
                          Consolidated Balance Sheets
                        (in thousands except share data)

                                                                                September 30,         December 31,
                                                                                    2002                  2001
                                                                                 (unaudited)
ASSETS

Current Assets:

      Cash and cash equivalents                                                  $   5,988         $  12,770
      Accounts receivable, net of allowance for doubtful
      accounts of $1,304 and $1,512, respectively                                   32,185            26,738
      Prepaid expenses and other current assets                                      5,235             3,994
      Current deferred tax asset                                                     7,743             7,743
                                                                                 ---------         ---------
            Total current assets                                                    51,151            51,245

Fixed assets, net                                                                   86,165            77,761
Goodwill and other intangible assets, net                                           39,808            24,375
Non-current deferred tax asset                                                       7,057             7,057
Other assets                                                                           659
                                                                                 ---------         ---------
                                                                                                         580
            Total assets                                                         $ 184,840         $ 161,018
                                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Line of Credit                                                             $     400         $      --
      Current portion of long-term debt and
            obligations under capital leases                                           162               251
      Accounts payable and accrued expenses                                         40,717            36,154
      Deferred revenue, current portion                                             19,906            15,045
      Income tax payable                                                               782             1,553
      Other current liabilities                                                      1,307             1,789
                                                                                 ---------         ---------
            Total current liabilities                                               63,274            54,792

Long-term debt and obligations under
      capital leases, net of current portion                                           509               639
Accrued rent                                                                         1,913             1,816
Other long-term liabilities                                                          4,492             4,570
Deferred revenue, net of current portion                                            10,710             9,784
                                                                                 ---------         ---------
            Total liabilities                                                       80,898            71,601
                                                                                 ---------         ---------

Stockholders' equity:

Preferred Stock:  5,000,000 authorized, none issued or outstanding
Common Stock $.01 par value
      Authorized: 30,000,000 shares
      Issued: 12,960,000 and 12,769,000 shares at September 30, 2002 and December 31, 2001, respectively
      Outstanding: 12,443,000 and 12,274,000 shares at September 30,
          2002 and December 31, 2001, respectively                                     129               128
Additional paid in capital                                                          84,348            82,132
Treasury stock, 517,000 and 495,000 shares, at cost at September 30,
     2002 and December 31, 2001 respectively                                        (7,560)           (7,081)
Cumulative translation adjustment                                                    1,257              (104)
Retained earnings                                                                   25,768            14,342
                                                                                 ---------         ---------
            Total stockholders' equity                                             103,942            89,417
                                                                                 ---------         ---------

Total liabilities and stockholders' equity                                       $ 184,840         $ 161,018
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

                     Bright Horizons Family Solutions, Inc.
                     Consolidated Statements of Operations
                      (in thousands except per share data)
                                  (Unaudited)

                                                      Three months ended               Nine months ended
                                                        September 30,                     September 30,
                                                    2002            2001             2002             2001
Revenues                                          $105,385        $ 87,173         $299,815        $ 254,665
Cost of services                                    90,459          74,746          255,763          217,240
                                                  --------        --------         --------        ---------
           Gross profit                             14,926          12,427           44,052           37,425

Selling, general and administrative
                                                     8,527           7,062           24,314           20,977

Amortization                                           102             542              285            1,655
                                                  --------        --------         --------        ---------

       Income from operations
                                                     6,297           4,823           19,453           14,973

Net interest income(expense)                             1              (7)              36              (72)
                                                  --------        --------         --------        ---------

Income before tax                                    6,298           4,816           19,489           14,721

Income tax provision                                 2,549           2,029            8,063            6,181
                                                  --------        --------         --------        ---------
Net income                                        $  3,749        $  2,787         $ 11,426        $   8,540
                                                  ========        ========         ========        =========

Earnings per share - basic                        $   0.30        $   0.23         $   0.92        $    0.70
                                                  ========        ========         ========        =========

Weighted average shares - basic                     12,421          12,229           12,368           12,164
                                                  ========        ========         ========        =========

Earnings per share - diluted                      $   0.29        $   0.22         $   0.88        $    0.67
                                                  ========        ========         ========        =========

Weighted average shares - diluted                   13,028          12,813           13,032           12,793
                                                  ========        ========         ========        =========

        The accompanying notes are an integral part of the consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                                                     Nine months ended September 30,
                                                                                       2002                 2001
Net income                                                                            $  11,426         $   8,540

Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation and amortization                                                  7,004             7,094
           Non cash expenses                                                                 18                --
           Loss on disposal of fixed assets                                                  15                --
           Changes in assets and liabilities:
                 Accounts receivable                                                     (4,294)           (2,146)
                 Prepaid expenses and other current assets                                 (761)              848
                 Accounts payable and accrued expenses                                    2,710            (2,161)
                 Income taxes payable                                                      (884)              202
                 Deferred revenue                                                         4,722             4,919
                 Accrued rent                                                               175               171
                 Other long-term assets                                                     (45)              133
                 Other current and long-term liabilities                                   (709)             (317)
                                                                                      ---------         ---------

                     Net cash provided by operating activities                           19,377            17,283
                                                                                      ---------         ---------

Cash flows from investing activities:
           Additions to fixed assets                                                    (11,948)          (14,450)
           Cash payments for acquisitions, net of cash acquired                         (16,050)             (924)
                                                                                      ---------         ---------
                     Net cash used in investing activities                              (27,998)          (15,374)
                                                                                      ---------         ---------

Cash flows from financing activities:
           Proceeds from issuance of common stock from exercise
                of options                                                                2,199             1,551
           Purchase of treasury stock                                                      (479)               --
           Principal payments of long term debt and
                obligations under capital leases                                           (307)             (145)
           Payment of short-term debt                                                        --            (1,115)
           Borrowing through line of credit                                               2,550             5,000
           Repayments under line of credit                                               (2,150)           (6,693)
                                                                                      ---------         ---------
                     Net cash provided by (used in) financing activities                  1,813            (1,402)
                                                                                      ---------         ---------
Effect of exchange rate changes on cash and cash equivalents                                 26                (7)
                                                                                      ---------         ---------
Net (decrease) increase in cash and cash equivalents                                     (6,782)              500

Cash and cash equivalents, beginning of period                                           12,770             8,599
                                                                                      ---------         ---------

Cash and cash equivalents, end of period                                              $   5,988         $   9,099
                                                                                      =========         =========

Supplemental cash flow information:
      Cash payments for interest                                                      $      76         $      58
                                                                                      =========         =========

      Cash payments for income taxes                                                  $   9,069         $   6,008
                                                                                      =========         =========


                     The accompanying notes are an integral
                part of the consolidated financial statements.

ITEM 1.D. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       The Company and Basis of Presentation

ORGANIZATION - Bright Horizons Family Solutions, Inc. (the "Company") was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998 (the "Merger".) The Company provides workplace services for employers and families including childcare, early education and strategic work/life consulting throughout the United States and the United Kingdom, and in Canada, Guam and Ireland.

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of September 30, 2002, and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001, and its cash flows for the nine month periods ended September 30, 2002 and 2001, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

SEGMENT INFORMATION - As of September 30, 2002, the Company operates solely in one segment, providing workplace services to employers and families including childcare, early education and work/life consulting and generates in excess of 90% of revenue and operating profit in the United States.

COMPREHENSIVE INCOME - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

                                                          For the Nine Months Ended September 30,
                                                                 2002               2001
                                                              ---------           ---------
     Net income                                               $  11,426           $   8,540
     Foreign currency translation adjustments                     1,361                 (48)
                                                              ---------           ---------
            Comprehensive income                               $ 12,787           $   8,492
                                                              =========           =========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of SFAS No.145 will be effective for the Company as of the beginning of fiscal year 2003. This statement also amends SFAS No.13, "Accounting for Leases" and certain other authoritative pronouncements to make technical corrections or clarifications. SFAS No.145 will be effective related to the amendment of SFAS No.13 for all transactions occurring after May 15, 2002. All other provisions of SFAS No.145 will be effective for financial statements issued after May 15, 2002. The Company is currently evaluating the impact of implementing SFAS No.145.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No.146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of SFAS No.146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of assessing the impact of SFAS No.146 on its consolidated financial statements.

2.       Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and prospectively discontinued the amortization of goodwill. At the date of adoption, the total carrying value of goodwill was approximately $23.5 million. The Company tested the goodwill for impairment by comparing the fair value of each reporting unit to its carrying value. The fair value of a reporting unit was determined by estimating the present value of expected future cash flows, and the Company determined that no impairments existed upon the adoption of SFAS No. 142. On an ongoing basis, impairment tests will be performed at least annually.

During the quarter ended June 30, 2002, the Company completed acquisitions which have resulted in a preliminary allocation of approximately $15.5 million to goodwill. The Company will complete the allocation of the purchase price to goodwill and other intangible assets in accordance with the provisions of SFAS No. 141 by December 31, 2002, which the Company expects will not result in a material change in the allocation of the purchase price. The Company does not have any indefinitely-lived intangible assets.

At September 30, 2002 and December 31, 2001 the Company had approximately $2.0 million of finite-lived intangible assets subject to further amortization, which had associated accumulated amortization of approximately $1.5 million and $1.1 million, respectively. Intangible assets are amortized over their estimated useful lives that range from 3 to 4 years.

If FAS No. 142 had been adopted in the prior period, the Company's pro forma net income and net income per common share for the three and nine month periods ended September 30, 2002 and 2001 would have been as follows:

                                                              For the 3 months ended             For the 9 months ended
                                                                  September 30:                       September 30:
                                                              2002             2001              2002             2001
                                                                        (In thousands except per share data)
      Net Income                                            $3,749            $2,787           $11,426           $8,540
      Amortization of goodwill and other
          intangible assets,net of tax                          --               310                --              935
                                                            ------            ------           -------           ------
      Net income - pro forma                                $3,749            $3,097           $11,426           $9,475

Basic earnings per share                                    $   0.30        $   0.23        $   0.92        $    0.70
Amortization of goodwill and other
    intangible assets,net of tax
Basic earnings per share - pro forma                              --            0.03              --             0.08
                                                            --------        --------        --------        ---------
Basic earnings per share - pro forma                        $   0.30        $   0.26        $   0.92        $    0.78

Diluted earnings per share                                  $   0.29        $   0.22        $   0.88        $    0.67
Amortization of goodwill and other
    intangible assets,net of tax                                  --            0.02              --             0.07


Diluted earnings per share - pro forma
                                                            --------        --------        --------        ---------
                                                            $   0.29        $   0.24        $   0.88        $    0.74

3.       Line of Credit

In June 2002, the Company renewed and amended its unsecured line of credit agreement originally entered into on March 30, 2000. The credit facility consists of a $25 million revolving line of credit, expiring on June 30, 2005; any outstanding indebtedness at that date will be converted into a three-year term loan. At the Company's option, the line of credit will bear interest at either i) Prime or ii) LIBOR plus a spread based on debt levels and coverage ratios. The Company reduced the line of credit from $40 million to $25 million on renewal in conjunction with estimated borrowing needs over the life of the agreement. The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios, and prohibits the payment of dividends without bank approval.

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

The following tables present information necessary to calculate earnings per share:

                                                Three months Ended September 30, 2002
                                                (In thousands, except per share data)
                                                --------------------------------------
                                                  Earnings      Shares       Per Share
                                                (Numerator)  (Denominator)    Amount
                                                -----------  -------------   ---------
Basic earnings per share:
Income available to common
      stockholders                                $3,749        12,421        $0.30
                                                                              =====
Effect of dilutive securities:
      Stock options                                   --           607
                                                  ------        ------
Diluted earnings per share                        $3,749        13,028        $0.29
                                                  ======        ======        =====

                                                                            Three months Ended September 30, 2001
                                                                ---------------------------------------------------------
                                                                 Earnings                    Shares             Per Share
                                                                (Numerator)               (Denominator)           Amount
                                                                -----------               -------------         ----------
     Basic earnings per share:
     Income available to common stockholders                    $   2,787                    12,229               $ 0.23
                                                                                                                  ======
     Effect of dilutive securities:
           Stock options                                               --                       584
                                                                ---------                    ------
     Diluted earnings per share                                 $   2,787                    12,813               $ 0.22
                                                                =========                    ======               ======


                                                                           Nine months Ended September 30, 2002
                                                                ---------------------------------------------------------
                                                                 Earnings                    Shares             Per Share
                                                                (Numerator)               (Denominator)           Amount
                                                                -----------               -------------         ----------
     Basic earnings per share:
     Income available to common stockholders                     $ 11,426                    12,368               $ 0.92
                                                                                                                  ======
     Effect of dilutive securities:
           Stock options                                               --                       664
                                                                 --------                    ------
     Diluted earnings per share                                  $ 11,426                    13,032               $ 0.88
                                                                 ========                    ======               ======


                                                                           Nine months Ended September 30, 2001
                                                                ---------------------------------------------------------
                                                                 Earnings                    Shares             Per Share
                                                                (Numerator)               (Denominator)           Amount
                                                                -----------               -------------         ----------
     Basic earnings per share:
     Income available to common stockholders                   $    8,540                    12,164               $ 0.70
                                                                                                                  ======
     Effect of dilutive securities:
           Stock options                                               --                       629
                                                               ----------                    ------
     Diluted earnings per share                                $    8,540                    12,793               $ 0.67
                                                               ==========                    ======               ======

The weighted average number of shares excluded from the above calculations for the three and nine months ended September 30, 2002 were approximately 294,000 and 102,000, respectively, and approximately 24,000 and 15,000 for the three and nine months ended September 30, 2001, respectively, as their effect would be anti-dilutive. For the three and nine month periods ended September 30, 2002 and 2001, the Company had no warrants or preferred stock outstanding.

5.       Commitments and Contingencies

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

General

The Company provides workplace services for employers and families, including child care, early education and strategic work/life consulting, operating 462 child care and early education centers at September 30, 2002. During the three-month period ending September 30, 2002, the Company added 11 new centers, and closed 5 centers. In the third quarter of 2002, the Company added a net of approximately 1,000 spaces to its total capacity. The Company now has the capacity to serve approximately 53,500 children in 37 states, the District of Columbia, Canada, Guam, Ireland and the United Kingdom and has partnerships with many of the nation's leading employers, including 84 Fortune 500 companies. Working Mother's 2002 list of the "100 Best Companies for Working Mothers" includes 54 clients of the Company. Historical revenue growth has primarily resulted from the addition of child care and early education centers as well as increased enrollment at existing centers. The Company reports its operating results on a calendar year basis.

The Company's business is subject to seasonal and quarterly fluctuations. Demand for child care and early education services have historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company's services generally increases in September and October upon the commencement of the new school year and remains relatively stable throughout the remainder of the traditional school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment levels and the composition of staffing, the number and timing of new center openings, transitions of management of existing centers, acquisitions or center closings, the length of time required for new centers to achieve profitability, center refurbishment or relocation, the model mix (sponsor vs. management) of new and existing centers, competitive factors and general economic conditions.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenue for the three and nine month periods ended September 30, 2002 and 2001:

                                                   Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                   2002          2001         2002          2001
Net revenues                                      100.0%        100.0%        100.0%        100.0%
Cost of services                                   85.8          85.7          85.3          85.3
                                                  -----         -----         -----         -----
     Gross profit                                  14.2          14.3          14.7          14.7
Selling, general & administrative                   8.1           8.1           8.1           8.2
Amortization                                        0.1           0.7           0.1           0.7
                                                  -----         -----         -----         -----
     Income from operations                         6.0           5.5           6.5           5.8
Net Interest income(expense)                        0.0           0.0           0.0           0.0
                                                  -----         -----         -----         -----
Income before income taxes                          6.0           5.5           6.5           5.8
Income tax provisions                               2.4           2.3           2.7           2.4
                                                  -----         -----         -----         -----
Net income                                          3.6%          3.2%          3.8%          3.4%
                                                  =====         =====         =====         =====

Three and Nine Months Ended September 30, 2002 Compared to the Three and Nine Months Ended September 30, 2001

Revenue. Revenue increased $18.2 million, or 20.9%, to $105.4 million for the three months ended September 30, 2002 from $87.2 million for the three months ended September 30, 2001. Revenue increased $45.1 million, or 17.7%, to $299.8 million for the nine months ended September 30, 2002 from $254.7 million for the nine months ended September 30, 2001. The growth in revenues is primarily attributable to a 13% increase in service capacity arising from the net addition of 78 childcare centers since September 30, 2001, including a total of 52 centers in the United Kingdom acquired during the second quarter of 2002. These acquired centers added approximately $4.5 million to revenue in the third quarter of 2002 compared to 2001. In addition, revenue increased as a result of modest growth in the existing base of family centers, and tuition increases of approximately 3% to 5%. The Company expects full year 2002 revenue growth to approximate 18%.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the center level. Gross profit increased $2.5 million, or 20.1%, to $14.9 million for the three month period ended September 30, 2002 from $12.4 million for the three months ended September 30, 2001. As a percentage of revenue, gross profit decreased to 14.2% for the three months ended September 30, 2002 compared to 14.3% for the three months ended September 30, 2001. Gross profit increased $6.7 million, or 17.7%, to $44.1 million for the nine months ended September 30, 2002 from $37.4 million for the nine months ended September 30, 2001. As a percentage of net revenues, gross profit remained constant at 14.7% for the nine months ended September 30, 2002, compared to 14.7% for the same period in 2001.

As noted above, the Company experiences seasonal fluctuations in the third calendar quarter when summer vacations result in temporary decreases in enrollment and when older preschool-age children leave the Company's programs to begin elementary school. Center margins routinely decline in the third quarter compared to the first half of the year and then rebound in the fourth quarter as enrollment rebuilds in the preschool classrooms. The modest decrease in gross profit margin for the three month period ended September 30, 2002 compared to the same period in 2001 was primarily attributable to increased insurance costs. The Company expects gross margins for the full year in 2002 to approximate 14.7%, consistent with the results in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA") consist of regional and district management personnel, corporate management and administrative functions, and business development expenses. SGA increased $1.4 million, or 20.7%, to $8.5 million for the three months ended September 30, 2002 from $7.1 million for the three months ended September 30, 2001. As a percentage of revenue, SGA remained constant at 8.1% for the third quarter of 2002 compared to the same period in 2001. SGA increased $3.3 million, or 15.9%, to $24.3 million for the nine months ended September 30, 2002 from $21.0 million for the nine months ended September 30, 2001. As a percentage of net revenues, SGA decreased to 8.1% for the nine months ended September 30, 2002 from 8.2% for the same 2001 period.

The dollar increase in SGA is primarily attributable to investments in regional and divisional management, as well as general corporate and administrative personnel necessary to support long-term growth and the incremental overhead associated with acquired businesses in the United Kingdom. As a percentage of revenue, SGA decreased in 2002 compared to the prior year as a result of a larger revenue base and increased leveraging of overhead costs. The Company's operations in the United Kingdom and Ireland also have a proportionately higher level of overhead in relation to their current revenue base. The Company expects that incremental administrative costs from entities acquired and modest investments in integration costs in the United Kingdom will bring the overall SGA expense level to approximately 8.2% of revenue for the full 2002 year.

Amortization. Amortization expense totaled $102,000 for the three months ended September 30, 2002, as compared to $542,000 in the same period for 2001. For the nine month period ended September 30, 2002, amortization expense totaled $285,000 compared to $1.7 million in the period ended September 30, 2001. The decrease in both the three and nine month periods ended September 30, 2002 compared to September 30, 2001 was the result of a change in accounting for goodwill and other intangible assets under the provisions of SFAS No.142, which discontinued the amortization of goodwill and other intangible assets with indefinite lives. No impairments existed upon the adoption of SFAS No. 142 in 2002. The Company expects amortization from intangible assets with estimated useful lives, to approximate $350,000 to $400,000 in 2002.

Income from Operations. Income from operations totaled $6.3 million for the three months ended September 30, 2002, an increase of $1.5 million, or 30.6%, from $4.8 million in the same period for 2001. For the nine months ended September 30, 2002, income from operations increased $4.5 million, or 31.5%, to $19.5 million from $15.0 million in the same period for 2001. These increases are the result of the growth in revenue and gross margin indicated above.

Net Interest Income (Expense). Net interest income was approximately $1,000 for the three months ended September 30, 2002 as compared with net interest expense of $7,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 the Company had net interest income of $36,000 as compared to net interest expense of $72,000 for the nine months ended September 30, 2001. The net interest income in 2002 arises from higher average levels of invested cash, offset by lower average investment yields in 2002 compared to 2001, and lower intermittent borrowings under the Company's line of credit in 2002 as compared to 2001.

Income Tax Provision. The Company's effective income tax rate was approximately 40.5% for the three-month period ended September 30, 2002 and 42.1% for the three-month period ended September 30, 2001. For the nine months ended September 30, 2002, the tax rate was approximately 41.4% as compared to 41.9% in the same period in 2001. The decrease in the effective tax rate is a result of discontinuing the amortization of goodwill not deductible for tax purposes under the provisions of SFAS No. 142. In addition, foreign operations, which are taxed at lower average rates, were more profitable in the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001. The Company expects that the tax rate for 2002 will approximate 41.5%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary sources of liquidity have been existing cash balances and cash flow from operations, supplemented by borrowing capacity under the Company's revolving line of credit. The Company had a working capital deficit of $12.1 million and $3.5 million as of September 30, 2002 and December 31, 2001, respectively.

Cash provided from operations increased to $19.4 million for the nine months ended September 30, 2002, from $17.3 million for the nine months ended September 30, 2001. The increase is primarily the result of increases in net income, and an increase in accounts payable and accrued expenses, which can be attributed to the timing of cash payments for medical and insurance claims.

Cash used in investing activities increased to $28.0 million for the nine months ended September 30, 2002 from $15.4 million for the nine months ended September 30, 2001. This increase was the result of $16.1 million in acquisitions in 2002, compared to $1.0 million in 2001. Fixed asset additions totaled $11.9 million and $14.5 million, respectively, in the nine months ended September 30, 2002 and September 30, 2001. Of the $11.9 million in additions during 2002, approximately $7.5 million relates to new family centers, with the remaining balance primarily utilized for the refurbishment of existing centers. Management expects the current level of center related fixed asset spending to remain the same or increase slightly over the remainder of 2002 and in 2003.

Cash provided by financing activities totaled $1.8 million for the nine months ended September 30, 2002 as compared to $1.4 million in cash used by financing activities for the nine months ended September 30, 2001. The Company received $2.2 million for stock option exercises in the nine months ended September 30, 2002, as compared to $1.6 million in the same period in 2001. In the nine months ended September 30, 2002, the Company had net borrowings on its line of credit totaling $400,000 and payments of long-term debt totaling $307,000. During the same period in 2001, the Company repaid $1.7 million on its line of credit and made payments of $1.3 million of short and long-term debt. The Company also purchased approximately 22,000 shares of its common stock for $479,000 in 2002, pursuant to its share repurchase program.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of SFAS No.145 will be effective for the Company as of the beginning of fiscal year 2003. This statement also amends SFAS No.13, "Accounting for Leases" and certain other authoritative pronouncements to make technical corrections or clarifications. SFAS No.145 will be effective related to the amendment of SFAS No.13 for all transactions occurring after May 15, 2002. All other provisions of SFAS No.145 will be effective for financial statements issued after May 15, 2002. The Company is currently evaluating the impact of implementing SFAS No.145.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No.146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of SFAS No.146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of assessing the impact of SFAS No.146 on its consolidated financial statements.

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

The Company believes that the United Kingdom acquisitions in 2002 do not materially alter the disclosures on foreign currency exchange risk made in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Within 90 days prior to the date of this quarterly report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date the Company's disclosure controls and procedures were effective.

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

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

     Not applicable

     ITEM 5.      Other information:

     Not applicable

     ITEM 6.      Exhibits and Reports on Form 8-K:

                  (a) Exhibits:
                           99.1 Certificate of Chief Executive Officer relating to Quarterly Report on Form 10-Q for period ended September 30, 2002.

                           99.2 Certificate of Chief Financial Officer relating to Quarterly Report on Form 10-Q for period ended September 30, 2002.


                  (b) Reports on Form 8-K

                           1.) The Company filed a Current Report on Form 8-K
                               on August 14, 2002, which included the
                               certifications of David H. Lissy, Chief
                               Executive Officer and Elizabeth J. Boland,
                               Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: November 14, 2002

                          BRIGHT HORIZONS FAMILY SOLUTIONS, INC.


                               By: /s/ Elizabeth J. Boland
                                 --------------------------------------
                                        Elizabeth J. Boland
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                 CERTIFICATION

I, David H. Lissy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bright Horizons Family Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                     /s/ David H. Lissy
                                                     ----------------------
                                                     David H. Lissy
                                                     Chief Executive Officer

                                 CERTIFICATION

I, Elizabeth J. Boland, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bright Horizons Family Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                     /s/ Elizabeth J. Boland
                                                     -------------------------
                                                     Elizabeth J. Boland
                                                     Chief Financial Officer

                                 EXHIBIT INDEX

99.1 Certificate of Chief Executive Officer relating to Quarterly Report on Form 10-Q for period ended September 30, 2002.

99.2 Certificate of Chief Financial Officer relating to Quarterly Report on Form 10-Q for period ended September 30, 2002.