Form 10-K
period 2002-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2003-03-31
CIK 1060559

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002
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

Yes ☒                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒                      No ☐

As of March 19, 2003, there were outstanding 12,471,597 shares of the registrant’s common stock, $0.01 par value per share, which is the only outstanding capital stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates (excludes directors and executive officers of the registrant) of the registrant (based on the closing price for the common stock as reported on The Nasdaq National Market on March 19, 2003) was approximately $355,262,801.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders to be held on June 3, 2003 are incorporated by reference into Items 10, 11, 12 and 13.

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
FORM 10-K ANNUAL REPORT

PART I

ITEM 1. Business

OVERVIEW

Bright Horizons Family Solutions, Inc. (the “Company” or “Bright Horizons”) is a leading provider of workplace services for employers and families, including child care, early education and strategic work/life consulting. The Company operates 465 child care and early education programs for over 400 clients and has the capacity to serve more than 54,000 children in 37 states and the District of Columbia, Canada, Guam, Ireland and the United Kingdom. The child care and early education center concept evolved from the more traditional child care center and is designed to serve a broader segment of the work-site population. The child care and early education centers provide a number of services designed to meet the business objectives of the client and the family needs of the sponsor’s employees. The Company’s services are designed to (i) address employers’ ever-changing workplace needs, (ii) enhance employee productivity, (iii) improve recruitment and retention of employees, (iv) reduce absenteeism and (v) help project the image as the employer of choice within the employer’s industry.

With the changing demographics of today’s workforce and the prevalence of dual career families, a growing number of corporations are creating family benefits to attract and retain employees and support them as parents. Bright Horizons provides center based child care, education and enrichment programs, backup care, before and after school care for school age children, summer camps, vacation care, elementary school (kindergarten through fifth grade), and other family support services.

Bright Horizons serves many leading corporations, including 84 Fortune 500 companies. In addition, 54 of Working Mother magazine’s “Top 100 Companies for Working Mothers” in 2002 are clients of Bright Horizons. The Company’s clients include Abbott Laboratories, Inc., AOL Time Warner, Inc., Bank of America, Bayer Pharmaceuticals, The Boeing Company, Bristol Myers Squibb, Citigroup, Eli Lilly and Company, Glaxo SmithKline PLC, Johnson & Johnson, JP Morgan Chase, Merck & Co., Inc., Motorola, Pfizer, Inc., Reebok, SAS Institute, S.C. Johnson & Son, Inc., Staples, Inc., Starbucks, Timberland, Universal Studios, Inc. and Wachovia Corp. The Company also provides services for well known institutions such as Duke University, MIT, Johns Hopkins University, the International Monetary Fund, and the PGA Tour. Bright Horizons operates multiple centers for 40 of its clients.

Bright Horizons Family Solutions, a Delaware corporation, was formed in connection with the merger (the “Merger”) on July 24, 1998, of Bright Horizons, Inc. (“BRHZ”) and CorporateFamily Solutions, Inc. (“CFAM”), each of which were national leaders in the field of work-site child care services for the corporate market. The merger has been treated as a tax-free reorganization, and accounted for as a pooling of interests. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the Company or Bright Horizons Family Solutions for periods prior to July 24, 1998 refer to one or both of the Company’s predecessors, BRHZ and CFAM, as appropriate.

BUSINESS STRATEGY

Bright Horizons has gained recognition as a quality service provider and is well-positioned to serve its clients due to its scale, track record of serving major corporate sponsors, established reputation, and position as a quality leader. The major elements of its business strategy are the following:

Corporate Sponsorship. Corporate sponsorship enables Bright Horizons to address simultaneously the three most important criteria used by parents to evaluate and select a child care and early education provider: quality of care, locational convenience and cost. Corporate sponsorship helps reduce the Company’s start-up and operating costs and enables the Company to concentrate its investment in those areas that directly translate into high quality care, including faculty compensation, teacher-child ratios, curricula, continuing faculty education, facilities and equipment. Bright Horizons’ corporate-sponsored work-site facilities are conveniently located at or near the parents’ place of employment, and generally conform their hours of operation to the work schedule of the sponsor. Work-site child care and early education centers allow parents to spend more time with their children, both while commuting and during the workday, and to participate in and monitor their child’s ongoing care and education. Finally, because corporate support generally defrays a portion of Bright Horizons’ start-up and/or operating costs, the Company is able to offer its customers high quality child care and early childhood education services at competitive tuition levels. Some corporations offer subsidized tuition to their employees as part of their overall benefits package.

Quality Leadership. The critical elements of Bright Horizons’ quality leadership focus include:

•	NAEYC Accreditation. Bright Horizons operates its centers to qualify for accreditation by the National Association for the Education of Young Children (“NAEYC”), a national organization dedicated to improving the quality of care and developmental education provided for young children. The Company believes that its commitment to meeting NAEYC accreditation is an advantage in the competition for corporate sponsorship opportunities due to the Company’s experience with an increasing number of potential and existing corporate sponsors that are requiring adherence to NAEYC criteria. NAEYC accreditation criteria cover a wide range of quantitative and qualitative factors, including, among others, faculty qualifications and development, staffing ratios, health and safety, and physical environment. NAEYC criteria generally are more stringent than state regulatory requirements. The majority of child care centers are not NAEYC-accredited, and Bright Horizons has more NAEYC-accredited work-site child development centers than any other provider. Of the Company’s 393 domestic child care and early education centers, 212 have achieved accreditation by NAEYC.

•	High Teacher-Child Ratios. High teacher-child ratios are a critical factor in providing quality early education, facilitating more focused care and enabling teachers to forge relationships with children and their parents. Each child’s caregiver is responsible for monitoring a child’s developmental progress and tailoring programs to meet the child’s individual needs, while engaging parents in establishing and achieving goals. Bright Horizons is committed to maintaining the NAEYC-recommended teacher-child ratios for all age groups, with many child care and early education centers exceeding the NAEYC recommended minimum ratios. By contrast, many center-based child care providers conform only to the minimum teacher-child ratios mandated by applicable governmental regulations, which are generally less intensive than NAEYC standards and vary widely from state to state.

•	Highly Qualified Center Directors and Faculty. Bright Horizons believes its faculty’s education and experience are exceptional when compared to other child care providers, which is enhanced by employee turnover rates that are less than the national average. Our typical center director has more than ten years of child care experience and a college degree in an education-related field, with many center directors holding advanced degrees. The Company has developed a training program for its employees that establishes minimum standards for its faculty. Teacher training is conducted in each child care and early education center and includes orientation and ongoing training, including training related to child development and education, health, safety and emergency procedures. Training, designed to meet NAEYC training standards, is conducted on a regular basis at each child care and early education center and on a company-wide basis. Management training is provided on an ongoing basis to all center directors and includes human resource management, risk management, financial management, customer service, and program implementation. Additionally, because Bright Horizons considers ongoing training essential to maintaining high quality service, centers have training budgets for their faculty that provide for in-center training, attendance at selected outside conferences and seminars, and partial tuition reimbursement for continuing education.

•	Innovative Curricula. Bright Horizons’ innovative, developmentally appropriate curricula distinguish it in an industry typically lacking educational programs. The Company is committed to improving upon the typical early education experience by creating a dynamic and interactive environment that stimulates learning and development. As part of its curricula the Company has developed “The World at Their Fingertips,” a comprehensive program that includes Language Works, Math Counts, Science Rocks, Our World, and ArtSmart; the goals of which are to prepare children for academic excellence and build the foundations for success in life, while providing a rich and rewarding childhood. Teachers prepare and rotate the various programs that provide large and small group experiences, extended projects, and field trips that are all designed to enrich the children’s learning. Teachers strive to create experiences appropriate for each child that provide both stimulation and challenge, which in turn help children find new answers and opportunities. Themes and directions emerge from the interests and experiences of the children, families, and teachers, which are incorporated into the children’s learning. The key concepts of The World at Their Fingertips curriculum include: high expectations for every child; prime times: the importance of adult-child intereactions; planned child choice learning environments; emergent curriculum; developmentally appropriate instruction; learning made visible through documentation and display; full parent partnerships; and 21st century technology. The development of language, mathematical reasoning, and scientific thought are emphasized throughout all the learning centers. The Company uses learning centers, outdoor environments, projects, activities, and field trips, all of which are designed to allow children to independently explore, discover, and learn through their experiences. The Company believes its early childhood educational services meet or exceed the standards established by the National Academy of Early Childhood Programs (“NAECP”), a division of NAEYC.

•	Attractive, Child-Friendly Facilities. Bright Horizons believes that attractive, home-like and child-friendly facilities are an important element in fostering high quality learning environments for children. The Company’s child care and early education centers are generally custom-built and designed to be state of the art facilities that serve the children, families and teachers, and create a community of caring. Typical center design incorporates natural light, openness and direct access from the child care and early education center to a landscaped playground with the objective of creating an environment that allows for the children to learn indoors and out. The Company devotes considerable effort to equipping its centers with child-sized amenities and indoor and outdoor play areas with age-appropriate materials and design, while taking full advantage of technology for both administrative and classroom use. Facilities are designed to be cost-effective and fit specific sites, budgets and clients’ needs.

Leading Market Presence. Bright Horizons’ strategy has been to gain a leading market presence by leveraging its reputation and the visibility of its client relationships to enhance its marketing and market penetration. In addition, the Company believes that clustering its centers in selected metropolitan and geographic areas provides operating and competitive advantages. Clustering permits the Company to strengthen quality, improve management and oversight, develop local recruiting networks, and efficiently allocate its faculty among nearby centers in cases of illness, vacation or leave. Clustering also provides Bright Horizons with economies of scale in management, purchasing, training and recruiting. The Company believes that regional clustering serves as a competitive advantage in developing its reputation within geographic regions and securing new corporate sponsorships in those areas. Bright Horizons currently has a significant domestic market presence in Atlanta, Boston, Charlotte, Chicago, Dallas/Fort Worth, Fort Lauderdale/Miami, Las Vegas, Los Angeles, Nashville, greater New York, Philadelphia, Raleigh/Durham, San Diego, San Francisco, Seattle, Tampa/St. Petersburg, Washington, D.C., Wilmington, Delaware, as well as London, England, Edinburgh, Scotland, and Dublin, Ireland.

Employer of Choice. Bright Horizons focuses on maintaining its reputation as a premier employer in the early childhood education market and has been named again as one of Fortune’s “100 Best Companies to Work for in America”. The Company believes that its above-average compensation, comprehensive and affordable benefits package and opportunities for internal career advancement enable the Company to attract and retain highly qualified, well-educated, experienced and committed center directors and faculty. The Company believes that its benefits package, which includes medical, dental and disability insurance, paid vacation and sick leave, a 401(k) savings plan, tuition reimbursement and child care discounts, is unusually comprehensive and affordable to the employee by industry standards. These benefits, as well as the Company’s comprehensive training programs, are an important recruitment and retention tool for Bright Horizons in the relatively low-paying child care industry.

GROWTH STRATEGY

The key elements of Bright Horizons’ global growth strategy are as follows:

Open Centers for New Corporate Sponsors. Bright Horizons’ sales force, as well as senior management, actively pursue potential new corporate sponsors, particularly in industries that provide work-site child care, early education and family support services as a standard benefit. Bright Horizons believes that its scale, resources, quality leadership and track record of serving corporate sponsors give it a competitive advantage in securing new corporate sponsorship relationships. As a result of the Company’s visibility as a high quality provider of work-site child care, early education and family support services, prospective sponsors regularly contact Bright Horizons requesting proposals for operating a child care and early education center.

Expand Relationships with Existing Corporate Sponsors. Bright Horizons aims to increase revenue from its existing corporate sponsor relationships by developing new centers for sponsors who have multiple corporate sites and offering additional services at its existing centers. Bright Horizons’ experience has been that corporate sponsors are more inclined to employ the Company on a multi-site basis following the successful operation of an initial child care and early education center. The Company operates 177 child care and early education centers at multiple sites for 40 sponsors. In addition, 23 clients are currently served by the Company’s Network Access Program, which enables the employees of a sponsor to access a network of the Company’s child care and early education centers across the country.

Pursue Strategic Acquisitions. Bright Horizons seeks to acquire existing child care centers and local or regional networks to expand quickly and efficiently into new markets and increase its presence in existing geographic clusters. The fragmented nature of the child care, early education and family support services market continues to provide acquisition opportunities. The Company believes that many of the smaller regional chains and individual providers seek liquidity and/or lack the professional management and financial resources that are often necessary.

Assume Management of Existing Child Care Centers. As corporations reduce their involvement in non-core business activities, the Company has assumed the management of a number of work-site child care centers previously managed by a corporate sponsor or other child care provider. Many such providers have experienced operating difficulties because they lack the management expertise or financial depth needed to provide high quality child care services to corporate sponsors. Assuming the management of existing centers enables Bright Horizons to serve an existing customer base with little start-up investment.

Geographic Expansion. Bright Horizons seeks to target areas with similar demographic and demand profiles of existing service areas. By targeting areas with a concentration of potential and existing corporate sponsors, the Company can offer a more comprehensive solution to a sponsor’s needs.

Develop and Market Additional Services. Bright Horizons plans to continue to develop and market additional early childhood education and family support services, full and part-time child care, emergency back-up work-site child care (serving parents when their primary child care options are unavailable), the Network Access Program, Family Child Care Networks, seasonal services (extending hours at existing centers to serve sponsors with highly seasonal work schedules), school vacation clubs, summer programs, elementary school programs, before and after school care for school age children, vacation care and special event child care, and to add child development centers in areas where tuition levels can support the Company’s quality standards. Additionally, the Company often works with its sponsors to offer unique solutions and provide additional services, such as Travel Care, which allows parents who travel the option of bringing their children by providing care at the Company’s participating child care and early education centers.

Expand and Relocate Existing Child Care Centers. In areas where Bright Horizons has been successful in operating a child care facility, it seeks to expand existing facilities to accommodate demand and enhance its market presence. The Company also relocates successful programs to new locations to take advantage of new facilities and/or additional space.

At December 31, 2002, the Company had over 50 child care and early education centers under development and scheduled to open over the next 12 to 24 months, including 16 for existing clients.

BUSINESS MODELS

Although the specifics of Bright Horizons’ contractual arrangements vary widely, they generally can be classified into two forms: (i) the management model, where Bright Horizons manages a work-site child care and early education center under a cost-plus agreement with a corporate sponsor, and (ii) the sponsor model, where the Company operates a child care and early education center on or near the premises of a sponsor, gives priority enrollment to the employees or affiliates of the sponsor, may receive some form of start-up and/or operating financial support from the sponsor and maintains profit-and-loss responsibility. Under each model type the Company retains responsibility for all aspects of operating the center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting accounts receivable.

The Management Model. Child care and early education centers operating under management model contracts currently represent approximately 40% of Bright Horizons’ child care and early education centers. Under the management model, the Company receives a management fee from a corporate sponsor and an operating subsidy to supplement tuition received from parents within an agreed upon budget. The sponsor typically provides for the facility, pre-opening and start-up costs, capital equipment and facility maintenance. The management model enables the corporate sponsor to have a greater degree of control with respect to budgeting, spending and operations. Management contracts require the Company to satisfy certain periodic reporting requirements and generally range in length from one to five years, with some terminable by the sponsor without cause or financial penalty. The Company is responsible for maintenance of quality standards, recruitment of center directors and faculty, implementation of curricula and programs and interaction with parents.

The Sponsor Model. Centers operating under the sponsor model currently represent approximately 60% of Bright Horizons’ child care and early education centers. The Company typically designs and operates a work-site child care and early education center in exchange for some form of financial or operating support from the sponsor. Bright Horizons maintains profit-and-loss responsibility for sponsorship-model centers and is therefore subject to variability in financial performance due to fluctuating enrollment levels. The sponsorship model can be classified into two subcategories: (i) employer-sponsored, where Bright Horizons provides child care on a priority enrollment basis for employees of a single employer sponsor, and (ii) lease model, where the Company provides priority child care to the employees of multiple employers located within a real estate developer’s property.

•	The Employer-Sponsored Model. The employer-sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), or a consortium of employers, entering into a contract with the Company to provide child care and early education at a facility located in or near the sponsor’s offices. The sponsor generally provides for the facilities or construction of the center, pre-opening expenses and assistance with start-up costs as well as capital equipment and initial supplies and, on an ongoing basis, pays for maintenance and repairs. In some cases, the sponsor also provides tuition assistance to the employees and minimum enrollment guarantees to the Company. Children of the sponsor’s employees typically are granted priority enrollment at the center. Operating contracts under the employer-sponsored model have terms that generally range from three to ten years, require ongoing reporting to the sponsor and, in some cases, limit annual tuition increases.

•	The Lease Model. A lease model center is located in a real estate developer’s office building or office park. The center serves as an amenity to the developer’s tenants, giving the developer an advantage in attracting quality tenants to its site. The Company may receive discounted rent or other facilities related concessions; the facility is also open to general enrollment from the nearby community. Bright Horizons typically negotiates lease terms of 10 to 20 years, including the initial term and renewal options. Under the lease model, Bright Horizons typically operates its child care and early education centers with few ongoing operating restrictions or reporting requirements.

In addition to the sponsor and management models, the Company may establish a center in instances where it has been unable to cultivate sponsorship, or sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations that experience and demographics indicate that demand for the Company’s services exists.

OPERATIONS

General. Consistent with its strategy of establishing leading market presence, Bright Horizons is organized into eleven operational divisions, largely along geographic lines. Each division is managed by a Divisional Vice President, and is further divided into regions. Each region is headed by a Regional Manager responsible for supervising the quality, operating performance and client relationships for two to ten centers. A typical center is managed by a small administrative team, under the leadership of the center director. A center director has day-to-day operating responsibility for the center, including training, management of faculty, licensing compliance, implementation of curriculum, conducting child assessments, and marketing. Bright Horizons’ corporate office provides centralized administrative support, consisting of most accounting, finance, information systems, payroll, risk management, and human resources functions.

Center hours of operation are designed to match the schedules of the sponsor. Most centers are open ten to twelve hours a day, Monday through Friday, although some employer sponsors operate two or even three shifts at locations our centers serve. Typical hours of operation are from 7:00 a.m. to 6:00 p.m. Bright Horizons offers a variety of enrollment options, ranging from full-time (40-50 hours per week) to part-time options. The majority of children who attend the Company’s child care and early education centers are enrolled on a full-time basis and are children of the employees or affiliates of the sponsor. The remaining enrolled children come from the surrounding community, where such enrollment is permitted under the terms of the contract.

Tuition depends upon the age of the child, the geographic location and the extent to which a corporate sponsor subsidizes tuition. In 2002, average full-time monthly tuition was approximately $1,060 for infants, $980 for toddlers and $795 for preschoolers. Tuition at most of Bright Horizons’ centers is payable in advance and is due either monthly or weekly. In some cases, parents can pay tuition through payroll deduction or through automated clearing house (“ACH”) withdrawals.

Facilities. The Company’s family centers are primarily operated in work-site locations and vary in design and capacity in accordance with sponsor needs and state and federal regulatory requirements. A prototypical Company child care and early education center is approximately 8,000 to 12,000 square feet, and has a capacity for approximately 120-150 children. The Company’s European locations typically average a capacity of 50 children. As of December 31, 2002, the Company’s centers had a total licensed capacity of approximately 54,000 children, with the smallest having a capacity of 10 children and the largest having a capacity of over 460 children.

Bright Horizons believes that attractive, spacious and child-friendly facilities with a home-like atmosphere are an important element in fostering a high quality learning environment for children. The Company’s child care and early education centers are designed to be open and bright and to maximize visibility throughout the center. The Company devotes considerable resources to equipping its centers with child-sized amenities, indoor and outdoor play areas of age-appropriate materials and design, family hospitality areas and computer centers. Commercial kitchens are typically present in those centers that require hot meals to be prepared on site.

Health and Safety. The safety and well-being of the children and its employees is a high priority for Bright Horizons. The Company employs a variety of security measures at its centers, which typically include electronic access systems, sign-out procedures for children, and may include video cameras and security guards, or other site-specific procedures. In addition, Bright Horizons’ high ratio of teachers to children and open center design helps ensure the health and safety of children. Centers are designed to minimize the risk of injury to small children by incorporating such features as child-size amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment and cushioned fall-zones surrounding play structures.

MARKETING

Bright Horizons markets its services to both corporate sponsors and parents. The Company’s sales force and senior management maintain relationships with larger customers and actively pursue potential new corporate sponsors across a wide variety of industry sectors. The Company’s sales force is organized on both a national and regional basis, and is responsible for identifying potential corporate sponsors, targeting real estate developers, identifying potential acquisitions and managing the overall sales process. As a result of Bright Horizons’ visibility as a high quality child care provider, potential sponsors regularly contact the Company requesting proposals. Bright Horizons competes for most employer sponsorship opportunities via a request for proposal process. In addition, the Company’s board of directors, senior officers and advisory board members are involved at the national level with education, work/life and children’s services issues, and their prominence and involvement in such issues plays a key role in attracting new clients and developing additional services and products for existing clients.

Center directors are responsible for marketing to prospective parents. New enrollment is generated by word of mouth, print advertising, direct mail campaigns, parent referral programs, and business outreach. The Company also has a parent marketing department that supports directors through the development of marketing programs, including the preparation of promotional materials. Bright Horizons’ center directors may receive assistance from corporate sponsors, who often provide access to channels of internal communication such as e-mail, websites, intranets, mailing lists and internal publications. In addition, many sponsors promote the child care center as an important employee benefit.

COMPETITION

The market for child care and early education services is highly fragmented and competitive. Bright Horizons experiences competition for enrollment and for sponsorship of its centers.

Bright Horizons believes that the key factors in the competition for enrollment are quality of care, locational convenience and cost. The Company competes for enrollment with nannies, relatives, family child care and center-based child care providers, including for profit, not-for-profit and government-based providers. Corporate sponsor support enables Bright Horizons to limit its start-up and operating costs and concentrate its investment in those areas that directly translate into high quality early education, specifically faculty compensation, teacher-child ratios, curricula, continuing faculty education, facilities and equipment. The Company believes that many center-based child care providers are able to offer care at a lower price than Bright Horizons by utilizing lower teacher-child ratios, and offering their staff lower pay and limited or unaffordable benefits. While the Company’s tuition levels are generally above those of its competitors, management believes it is able to compete effectively, particularly for well-educated parents, by offering the convenience of a work-site location and a higher quality of care.

Bright Horizons believes its ability to compete successfully for corporate sponsorship depends on a number of factors, including reputation, scale, quality and scope of service, cost-effective delivery of service, high quality of personnel and the ability to understand the business needs of prospective clients and to customize sponsorship arrangements. Many residential center-based child care chains either have divisions that compete for corporate sponsorship opportunities or are larger and have substantially greater financial or other resources that could permit them to compete successfully against the Company in the work-site segment. Other child care organizations focus exclusively on the work-site segment of the child care market. Bright Horizons believes there are fewer than 10 companies that currently operate work-site child care centers on a national basis.

The Company’s biggest competitors in the United States include the employer-sponsored child care divisions of large child care chains that primarily operate residential child care centers such as Knowledge Learning Corp., KinderCare Learning Centers, Aramark Educational Services, and Child Time/Tutor Time. In Europe, the Company also competes with Kids Unlimited, BUPA Childcare, and Busy Bee’s. Management believes that the Company is distinguished from its competitors by its primary focus on corporate clients and commitment to NAEYC accreditation standards. Bright Horizons believes it is well-positioned to attract sponsors who wish to outsource the management of new or existing work-site early education centers due to the Company’s scale, established reputation, position as a quality leader and track record of serving major corporate sponsors. In addition, an increasing number of potential corporate sponsors are requiring adherence to NAEYC criteria.

EMPLOYEES

As of December 31, 2002, Bright Horizons employed approximately 15,000 employees (including part-time and substitute teachers), of whom approximately 400 were employed at the Company’s corporate, divisional and regional offices and the remainder were employed at the Company’s child care and early education centers. Center employees include faculty and administrative personnel. Except for an agreement with a labor union that represents approximately 350 employees of the Company’s child care centers operated under an agreement with the United Auto Workers and Ford Motor Company, the Company does not have any agreements with labor unions. The Company believes that its relations with employees are good.

REGULATION

Childcare centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of teachers to children, faculty training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. In some jurisdictions, regulations have been enacted which establish requirements for employee background checks or other clearance procedures for employees of child care facilities. Center directors and regional managers are responsible for monitoring each center’s compliance with such regulations. Repeated failures by a center to comply with applicable regulations can subject it to sanctions, which can include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the center’s license to operate, and could require significant expenditures by the Company to bring its child care and early education centers into compliance. In addition, state and local licensing regulations generally provide that the license held by the Company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to the applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense child care and early education centers it may acquire in the future. Management believes the Company is in substantial compliance with all material regulations applicable to its business.

There are currently certain tax incentives for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 30% of certain child care expenses for “qualifying individuals” (as defined therein). The Company believes the fees paid to Bright Horizons for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. The amount of the qualifying child care expenses is limited to $2,400 for one child and $4,800 for two or more children, and, therefore, the maximum credit ranges from $480 to $720 for one child and from $960 to $1,440 for two or more children. In 2003, the credit will range from 20% to 35% of qualifying expenses, and the amount of the qualifying child care expenses will be limited to $3,000 for one child and $6,000 for two or more children and, therefore, the maximum credits will range from $600 to $1,050 for one child and $1,200 to $2,100 for two or more children.

INSURANCE

Bright Horizons currently maintains the following major types of insurance policies: workers’ compensation, commercial general liability including coverage for child abuse and sexual molestation, automobile liability, commercial property coverage, student accident coverage, professional liability, employment practices, directors’ and officers’ liability and excess “umbrella” liability. The policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. Management believes that the Company’s current insurance coverages are adequate to meet its needs.

Bright Horizons has not experienced difficulty in obtaining insurance coverage, but there can be no assurances that adequate insurance coverage will be available in the future, or that the Company’s current coverage will protect it against all possible claims.

AVAILABLE INFORMATION

The Company files reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. The Company’s website address is www.brighthorizons.com. Please note that our website address is provided as an inactive textual reference only. The Company makes available free of charge through the Company’s website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those report as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

RISK FACTORS

Management of Growth. The Company has experienced substantial growth during the past several years through internal growth and by acquisition. The Company’s ability to grow in the future will depend upon a number of factors, including the ability to further develop and expand existing client relationships, obtaining new client relationships, the expansion of services and programs offered by the Company, the maintenance of high quality services and programs, and the hiring and training of qualified personnel. The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets, which could result in a material adverse effect on the Company’s business, results of operations and financial condition. In addition, difficulties in hiring and retaining qualified personnel may also impact the Company’s ability to accept additional enrollment at its centers, which could result in a material adverse effect on the Company’s business, quality of service, results of operations and financial condition. Sustaining growth may require the implementation of enhancements to operational and financial systems and will also depend on the Company’s ability to expand its sales and marketing force. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

Market Acceptance of Work and Family Services. The Company’s business strategy depends on employers recognizing the value of work and family services. There can be no assurance that there will be continued growth in the number of employers that view work-site family services as cost-effective or beneficial to their work forces. Any negative change in current corporate acceptance of financially supported child care could have a material adverse effect on the Company’s business, results of operations, financial condition and growth prospects. There can be no assurance that demographic trends, including an increasing percentage of mothers in the work force, will continue to lead to increased market share for the center-based segment in general and the work-site segment in particular.

Competition. The Company competes for corporate clients as well as individual enrollment in a highly fragmented and competitive market. For enrollment, the Company competes with family child care (operated out of the caregiver’s home) and center-based child care (residential and work-site child care centers, full and part-time nursery schools, and church-affiliated and other not-for-profit providers). In addition, substitutes for organized child care, such as relatives, nannies, and the option of one parent caring for a child, compete with the Company. Family child care providers often operate at standards lower than the national accreditation standards at which the Company operates. Management believes the Company’s ability to compete successfully depends on a number of factors, including quality of care, locational convenience and cost. The Company often is at a price disadvantage with respect to family child care providers, who operate with little or no rental expense and generally do not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company. Many of its competitors in the center-based segment also offer child care at a substantially lower price than the Company, and some have substantially greater financial resources than the Company or have greater name recognition. The Company also competes with many not-for-profit providers of child care and preschools, some of which are able to offer lower pricing than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, results of operations and financial condition.

In the competition for corporate clients, the Company primarily competes with other organizations that focus on the work-site segment of the child care market and with certain center-based child care chains that have divisions that compete for corporate opportunities. The Company also competes with a diverse group of large and small competitors for a range of child care and other work and family services including work/life, employee benefits and management consultants. Some of these competitors have significantly greater financial resources and may be willing to enter into contract models, invest initial capital in facilities or enter into other financial arrangements that are not consistent with the Company’s business strategy. Many of these competitors offer consulting, work-site child care and other services at lower prices than the Company. Increased competition for corporate relationships on a national or local basis could result in increased pricing pressure and/or loss of market share, thereby having a material adverse effect on the Company’s business, results of operations and financial condition, as well as its ability to attract and retain qualified child care and early education center personnel and its ability to pursue its growth strategy successfully.

Dependence on Corporate Client Relationships. A significant portion of the Company’s business is derived from child care and early education centers associated with corporate clients for which the Company provides work-site family services for single or multiple sites pursuant to contractual arrangements. While the specific terms of such contracts vary, some contracts are subject to early termination by the corporate client without cause. While the Company has a history of consistent contract renewals, there can be no assurance that future renewals will be secured. The early termination or non-renewal of a significant number of contracts or the termination of a multiple-site corporate client relationship could have a material adverse effect on the Company’s business, results of operations and financial condition.

Changing Economic Conditions. The Company’s revenue and net income are subject to general economic conditions. A significant portion of the Company’s revenue is derived from employers who historically have reduced their expenditures for work-site family services during economic downturns. In addition, a significant percentage of the Company’s child care and early education centers are sponsored by real estate developers offering on-site child care as an amenity to attract tenants to their sites. Changes in the supply and demand of real estate could adversely affect real estate developers’ willingness to subsidize child care operations at new or existing developments or their ability to obtain financing for developments offering lease model child care services. Should the economy weaken further or experience a protracted delay in its recovery, corporate clients may reduce or eliminate their expenditures on work and family services, and prospective clients may not commit resources to such services. Over the last two to three years the Company has experienced a modest lengthening of the sales cycle, from 3-18 months to 3-24 months. In addition, should the size of an employer’s workforce be reduced the Company may have a smaller base of families it is able to offer its services to. The Company’s revenues depend, in part, on the number of dual income families and working single parents who require child care services. The further deterioration of general economic conditions may adversely impact the Company because of the tendency of out-of-work parents to discontinue utilization of child care services. In addition, the Company may not be able to increase tuition at a rate consistent with increases in operating costs. These factors could have a material adverse effect on the Company’s business, results of operations and financial condition.

Risks Associated with Acquisitions. The Company plans as part of its growth strategy to evaluate the acquisition of other providers of work/life, child care and consulting services. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, not meeting financial objectives, additional investment, diversion of management’s attention, the dilutive effects of the issuance of the Company’s common stock (“Common Stock”) in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and assimilating acquisitions in the future.

Dependence on Key Management. The success of the Company is highly dependent on the efforts, abilities, and continued services of its executive officers and other key employees. The loss of any of the executive officers or key employees could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company believes that its future success will depend upon its ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, divisional, regional and center director personnel. Although the Company historically has been successful in retaining the services of its senior management, there can be no assurance that the Company will be able to do so in the future.

Ability to Obtain and Maintain Insurance; Adverse Publicity. The Company currently maintains the following major types of insurance policies: workers’ compensation, commercial general liability including coverage for child abuse and molestation, automobile liability, commercial property coverage, student accident coverage, directors’ and officers’ liability coverage, employment practices liability, professional liability and excess “umbrella” liability. These policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. To date, the Company has been able to obtain insurance in amounts it believes to be appropriate. There can be no assurance that the Company’s insurance premiums will not increase in the future as a consequence of conditions in the insurance business or child care market generally or the Company’s experience in particular. As a result of adverse publicity concerning reported incidents of alleged abuse at child care centers and within the Roman Catholic Church and the length of time before the expiration of applicable statutes of limitations for the bringing of child abuse and personal injury claims (typically a number of years after the child reaches the age of majority), some operators of child care and early education centers have had difficulty obtaining general liability insurance, child abuse liability insurance or similar liability insurance or have been able to obtain such insurance only at substantially higher rates. Any adverse publicity concerning reported incidents of child abuse at any child care centers, whether or not directly relating to or involving the Company, could result in decreased enrollment at the Company’s centers, termination of existing corporate relationships, inability to attract new corporate relationships or increased insurance costs, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Litigation. Because of the nature of its business, the Company is and expects that in the future it may be subject to claims and litigation alleging negligence, inadequate supervision and other grounds for liability arising from injuries or other harm to the people it serves, primarily children. In addition, claimants may seek damages from the Company for child abuse, sexual abuse and other acts allegedly committed by Company employees. The Company has occasionally been sued for claims relating to children in its care. There can be no assurance that additional lawsuits will not be filed, that the Company’s insurance will be adequate to cover liabilities resulting from any claim or that any such claim or the publicity resulting from it will not have a material adverse effect on the Company’s business, results of operations, and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for the Company’s services from corporate sponsors and parents.

Seasonality and Variability of Quarterly Operating Results. The Company’s revenue and results of operations fluctuate with the seasonal demands for child care. Revenue in the Company’s centers which have mature operating levels typically declines during the third quarter as a result of decreased enrollments in its child care and early education centers as parents withdraw their children for vacations, as well as withdraw their older children in preparation for entry into elementary schools. There can be no assurance that the Company will be able to adjust its expenses on a short-term basis to minimize the effect of these fluctuations in revenue. The Company’s quarterly results of operations may also fluctuate based upon the number and timing of center openings and/or acquisitions, the performance of new and existing centers, the contractual arrangements under which centers are operated, the change in the mix of such contractual arrangements, the timing and level of consulting and development fees, center closings, competitive factors and general economic conditions. The inability of existing centers to maintain their current profitability, the failure of newly opened centers to contribute to profitability and the failure to maintain and grow the consulting and development services could result in additional fluctuations in the future operating results of the Company on a quarterly or annual basis.

Impact of Governmental Regulation. The Company’s child care and early education centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum, hiring practices and compliance with health and safety standards. Failure of a center to comply with applicable regulations and requirements could subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the center’s license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its family centers into compliance. In addition, state and local licensing regulations often provide that the license held by a family services company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to any applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense child care and early education centers it may acquire in the future. There can be no assurance that government agencies will not impose additional restrictions on the Company’s operations which could adversely affect the Company’s business, results of operations, and financial condition. Under the Internal Revenue Code, certain tax incentives are available to parents utilizing child care programs. Any change in such incentives could cause a number of parents to remove their children from the Company’s child care and early education centers, which would adversely affect the Company’s business, results of operations and financial condition. In addition, certain tax incentives have been enacted for businesses providing child care to their employees. Any changes to such incentives could effect a sponsor’s willingness to continue or commence providing child care services to its employees, which could adversely affect the Company’s business, results of operations and financial condition. Although the Company expects to pay employees at rates above the minimum wage, increases in the federal minimum wage could result in a corresponding increase in the wages paid to the Company’s employees, which could adversely affect the Company’s business, results of operations and financial condition.

Possible Volatility of Stock Price. The prices at which the Company’s common stock trades is determined by the marketplace and is influenced by many factors, including the liquidity of the market for the Common Stock, investor perception of the Company and of the work/life industry generally, and general economic and market conditions. The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. In addition, factors such as announcements of new services or offices or acquisitions by the Company or its competitors or third parties, as well as market conditions in the Company’s industry, may have a significant impact on the market price of the Common Stock. Movements in prices of stocks in general may also affect the market price. In addition, the exercise of options to purchase shares of the Common Stock may cause dilution to existing stockholders.

Potential Effect of Anti-Takeover Provisions. The Company’s Certificate of Incorporation and Bylaws contain certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest or otherwise. These provisions establish staggered terms for members of the Company’s Board of Directors and include advance notice procedures for stockholders to nominate candidates for election as directors of the Company and for stockholders to submit proposals for consideration at stockholders’ meetings. In addition, the Company is subject to Section 203 of the Delaware General Corporation Law which limits transactions between a publicly held company and “interested stockholders” (generally, those stockholders who, together with their affiliates and associates, own 15% or more of a company’s outstanding capital stock). This provision of the DGCL may have the effect of deterring certain potential acquisitions of the Company. The Company’s Certificate of Incorporation provides for 5,000,000 authorized but unissued shares of preferred stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Company’s Board of Directors without any further action by stockholders.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names, ages, titles and principal occupations and employment for the past five years of the executive officers of the Company:

Roger H. Brown, 46 — Executive Chairman of the Board. Mr. Brown has served as a director of the Company since its inception in 1998 and has also served as Executive Chairman of the Board since January 2002. Mr. Brown was Chief Executive Officer of the Company from June 1999 to December 2001, and was President of the Company from July 1998 until May 2000. Mr. Brown co-founded Bright Horizons, Inc., and served as Chairman and Chief Executive Officer of Bright Horizons, Inc. from its inception in 1986 until the Merger. Prior to 1986, he worked as a management consultant for Bain & Company, Inc. Mr. Brown currently serves as a director of The Horizons Initiative, a non-profit organization that provides support for homeless children and their families, and Stand for Children, a non-profit organization dedicated to improving the quality of life for children. He also serves as a director of Stoneyfield Farm, Inc., the nation’s largest organic yogurt and ice cream company. He is also the Chairman of the commission to reinvent the NAEYC accreditation process. Mr. Brown is the husband of Linda A. Mason.

Linda A. Mason, 48 — Co-Chairman of the Board. Ms. Mason has served as a director of the Company since its inception in 1998. Ms. Mason also served as Chairman of the Board from July 1998 until May 1999 when she became Co-Chairman of the Board. Ms. Mason co-founded Bright Horizons, Inc. and served as a director and President of Bright Horizons, Inc. from its inception in 1986 until the Merger. Prior to founding Bright Horizons, Inc., Ms. Mason was co-director of the Save the Children relief and development effort in Sudan and worked as a program officer with CARE in Thailand. Prior to 1986, Ms. Mason worked as a management consultant with Booz, Allen and Hamilton. Ms. Mason also is a director of The Horizons Initiative, a non-profit organization that provides support for homeless children and their families, Whole Food Market, Inc., an owner and operator of natural and organic food supermarkets, and the Globe Newspaper Company, a subsidiary of The New York Times Company which owns and publishes The Boston Globe. Ms. Mason is also a Fellow of the Yale Corporation and serves on the Advisory Board of the Yale University School of Management. Ms. Mason is the wife of Roger H. Brown.

David Lissy, 37 — Chief Executive Officer. Mr. Lissy has served as a director of the Company since November 2001 and has also served as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. He joined Bright Horizons, Inc. as Vice President of Development in September 1997. Prior to joining Bright Horizons, Inc., Mr. Lissy served as Senior Vice President/General Manager at Aetna U.S. Healthcare, the employee benefits division of Aetna, Inc., in the Northern New England region. Prior to that role, Mr. Lissy was Vice President of Sales and Marketing for U.S. Healthcare and had been with U.S. Healthcare in various sales and management roles since 1987.

Mary Ann Tocio, 54 — President and Chief Operating Officer. Ms. Tocio has served as a director of the Company since November 2001 and has also served as Chief Operating Officer of the Company since its inception in 1998. Ms. Tocio was appointed President in June 2000. Ms. Tocio joined Bright Horizons, Inc. in 1992 as Vice President and General Manager of Child Care Operations. She was appointed Chief Operating Officer of Bright Horizons, Inc. in November 1993, and remained as such until the Merger. From 1983 to 1992, Ms. Tocio held several positions with Wellesley Medical Management, Inc., including Senior Vice President of Operations, where she managed more than 100 ambulatory care centers nationwide.

Elizabeth J. Boland, 43 — Chief Financial Officer and Treasurer. Ms. Boland joined Bright Horizons, Inc. in 1997 and served as Chief Financial Officer until the Merger at which point she served as Senior Vice President of Finance for the Company. Ms. Boland has served as Chief Financial Officer of the Company since June 1999. From 1994 to 1997, Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President-Finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse LLP in Boston, completing her tenure as a senior audit manager.

Stephen I. Dreier, 60 — Chief Administrative Officer and Secretary. Mr. Dreier has served as Chief Administrative Officer and Secretary of the Company since the Merger. He joined Bright Horizons, Inc. as Vice President and Chief Financial Officer in 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons, Inc.’s Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer, a position which he held until the Merger. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company. Prior to that time, Mr. Dreier served as Manager of Financial Control for the Westinghouse Worldwide Construction Product Group.

ITEM 2. Properties

As of December 31, 2002, Bright Horizons operated 465 centers in 37 states and the District of Columbia, Canada, Guam, Ireland, and the United Kingdom, of which thirty were owned and the remaining were operated under leases or operating agreements. The Company’s twenty-six domestically owned child care and early education centers located in Chandler and Tempe, Arizona; San Jose, California; Glastonbury and Orange, Connecticut; Tampa and West Palm Beach, Florida; Alpharetta, Georgia; Deer Park, Illinois; Foxborough and Quincy, Massachusetts; Fishkill and White Plains, New York; Cary, Raleigh, and Durham, North Carolina; Austin, Texas and Bellevue, Washington. The Company also owns four child care and early education centers in the following European locations: Dublin, Ireland and Bootle, Edinburgh and Livingston, United Kingdom. These properties are not currently encumbered by mortgages. The leases typically have terms ranging from five to twenty years with various expiration dates, often with renewal options, with most leases having an initial term of five to ten years. Some of the leases provide for contingent payments if the center’s operating revenues, profits or enrollment exceed a specified level.

Bright Horizons Family Solutions leases approximately 43,000 square feet for its corporate offices in Watertown, Massachusetts under an operating lease that expires in 2010. The Company subleases approximately 14,000 square feet of this facility to third parties. The Company also has operating leases with terms that expire from October 2003 to January 2013 on approximately 30,000 square feet for administrative offices in California, Florida, Illinois, Maryland, New Jersey, Tennessee, Texas, Washington and in the United Kingdom.

The following table summarizes the locations of Bright Horizons Family Solutions’ child care and early education centers as of December 31, 2002:

Alabama	2	Nevada	4
Arizona	4	New Hampshire	2
California	30	New Jersey	28
Colorado	1	New York	16
Connecticut	22	North Carolina	24
Delaware	7	Ohio	6
District of Columbia	7	Oregon	1
Florida	25	Pennsylvania	15
Georgia	12	Rhode Island	2
Illinois	34	South Carolina	2
Indiana	8	South Dakota	1
Iowa	5	Tennessee	7
Kentucky	4	Texas	20
Louisiana	1	Utah	1
Maine	4	Virginia	6
Maryland	7	Washington	15
Massachusetts	46	Wisconsin	8
Michigan	6	Canada	1
Minnesota	1	Guam	3
Missouri	6	Ireland	4
Nebraska	3	United Kingdom	64

ITEM 3. Legal Proceedings

The Company is, from time to time, subject to claims and suits arising in the ordinary course of its business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of other legal matters will not have a material effect on the Company’s financial condition or results of operations, although no assurance can be given with respect to the ultimate outcome of any such actions. Furthermore, there can be no assurance that the Company’s insurance will be adequate to cover all liabilities that may arise out of claims brought against the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of calendar year 2002.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “BFAM.” The table below sets forth the high and low quarterly sales prices for the Company’s Common Stock as reported in published financial sources for each quarter during the last two years:

Price Range of Common Stock

	2002		2001

	High	Low	High	Low

Fourth Quarter	$29.09	$24.05	$28.000	$23.000
Third Quarter	34.25	21.35	31.700	22.200
Second Quarter	34.02	26.52	32.050	22.000
First Quarter	30.00	25.80	28.125	21.125

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all earnings to support operations and to finance expansion of its business; therefore, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future decision concerning the payment of dividends on the Company’s Common Stock will be at the Board of Directors’ discretion and will depend upon earnings, financial condition, capital needs and other factors deemed pertinent by the Board of Directors. In addition, the Company may be restricted in the payment of dividends pursuant to a credit facility.

The number of stockholders of record at March 19, 2003 was 149, and does not include those stockholders who hold shares in street name accounts.

ITEM 6. Selected Financial Data

The following financial information has been compiled from the Company’s consolidated financial statements, which combine financial position and operating results as of and for the years ended December 31:

	2002	2001	2000(1)	1999	1998(2)

Statement of income data (in thousands except per share amounts):
Revenue	$407,532	$345,862	$291,143	$243,290	$209,372
Amortization(3)	377	2,213	1,904	913	893
Income from operations	26,249	20,021	16,446	12,843	8,737
Income before taxes	26,273	19,936	15,772	13,558	2,447
Net income	15,319	11,527	9,212	7,927	474
Diluted earnings per share	$1.18	$0.90	$0.74	$0.63	$0.04
Weighted average diluted shares outstanding	13,025	12,798	12,522	12,586	12,411
Financial position at year end (in thousands except per share amounts):
Working (deficit) capital	$(8,725)	$(3,547)	$(6,265)	$3,342	$12,040
Total assets	201,290	161,018	136,895	107,073	91,463
Long-term debt, including current maturities	542	890	581	687	685
Common stockholders’ equity	109,627	89,417	75,283	62,286	53,380
Dividends per common share	—	—	—	—	—

Operating data at year end
Child care and early education centers managed	465	390	345	300	274
Licensed capacity	53,830	48,337	43,069	37,150	34,377

(1)	The Company recognized a non-recurring charge of $704,000 ($412,000 after tax), in connection with a writedown in the value of certain equity investments made by the Company.

(2)	The Company recognized merger costs of $7.5 million related to the Merger of BRHZ and CFAM, and as a result of the non-deductibility of certain transaction costs associated with the Merger, the Company recognized tax expense of $2.0 million.

(3)	The Company ceased amortizing goodwill and intangible assets with indefinite lives upon the adoption of SFAS No. 142 in 2002.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See “Risk Factors” above for a description of a number of risks and uncertainties which could, among other things, affect actual results.

GENERAL

Bright Horizons is a leading provider of workplace services for employers and families, including child care, early education and strategic work/life consulting. As of December 31, 2002, the Company managed 465 child care and early education centers, with over 50 child care and early education centers under development. The Company has the capacity to serve more than 54,000 children in 37 states, the District of Columbia, Canada, Guam, Ireland and the United Kingdom, and has partnerships with many leading employers, including 84 Fortune 500 companies and 54 of Working Mother Magazine’s “100 Best Companies for Working Mothers” in 2002. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

The Company currently operates 397 child care and early education centers in North America and 68 child care and early education centers in Europe. In 2000, the Company began operating in Europe through the acquisitions of Nurseryworks Limited, which operated nine child care centers in the greater London area, and Circle of Friends, based in Ireland, which operated two child care centers. The acquisitions of the Red Apple Nursery Group and Kinderquest Ltd. in 2002, collectively added 52 additional child care centers and solidified the Company’s position as a leading provider of work-site child care in the United Kingdom. In 2001, the Company commenced operations in Canada upon the opening of a child care and early education center in the Toronto, Canada area.

Center Economics. The Company’s revenue is principally derived from the operation of child care and early education centers, and to a lesser extent, other services including consulting services. Child care and early education center revenues consist of parent fees for tuition, amounts paid by sponsors to subsidize parent fees, management fees paid by client sponsors and, to a lesser extent, payments from government agencies. Revenue growth has primarily resulted from the addition of new child care and early education centers, as well as increased enrollment and tuition, and expanded programs at existing centers. Parent fees comprise the largest component of a center’s revenue and are billed on a monthly or weekly basis, and are generally payable in advance. The parent fees are typically comparable to or slightly higher than prevailing area market rates for tuition. Amounts paid by sponsor clients are payable monthly and may be dependent on a number of factors such as enrollment, the extent to which the sponsor wishes to subsidize parent fees, the quality enhancements a sponsor wishes to make in the operations of the center, and budgeted amounts. Management fees are generally fixed and payable monthly. Tuition, management fees, and fees for priority enrollment rights paid in advance are recorded as deferred revenue and are recognized as earned. Under each model type the Company retains responsibility for all aspects of operating the center including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting accounts receivable. Although the specifics of the Company’s sponsorship arrangements vary widely, there are two basic forms, the sponsor model and the management model.

The Company employs the sponsor model in approximately 60% of its child care and early education center sites. Under the sponsor model, a child care and early education center is operated at or near the sponsor’s work site. The Company retains profit-and-loss responsibility for the operation of the center, and, as part of the arrangement, may receive financial support from the sponsor. Sponsor support can take various forms, including reduced occupancy costs, tuition-assistance and start-up and/or operating cost assistance. Newly opened sponsored centers generally operate at a loss until utilization levels reach approximately 55% which typically occurs within 12 to 24 months of operation. In exchange for client sponsorship, the Company gives priority enrollment and, in many cases, discounted tuition to the children of employees or tenants affiliated with the sponsor.

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

Under the management model, which comprises approximately 40% of the Company’s operating sites, the Company operates a child care and early education center under a cost-plus agreement. These contracts generally include a management fee and require that the client provide an operating subsidy to supplement parent fees or tuition within an agreed upon budget. The operating subsidies are dependent on the tuition levels the sponsor chooses to set for its employees and the cost structure associated with operating the center, including program enhancements the sponsor wishes to make. To the extent that the costs of operating the center vary from planned levels, the operating subsidies paid by client sponsors will also vary. However, the Company generally earns a fixed return in management model centers which is unaffected by the variations in operating subsidy. At mature operating levels the management model centers generally experience slightly lower operating margins than the sponsor model centers. Due to the financial commitment and support of the client, the Company does not sustain pre-opening or initial operating losses under the management model.

In centers operating under the management model, the sponsor typically provides for all costs associated with building, fitting out, equipping, furnishing and supplying the child care and early education center. The sponsor is also typically responsible for ongoing occupancy and maintenance costs.

In addition to the sponsor and management models, the Company may establish a center in instances where it has been unable to cultivate sponsorship, or sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations where experience and demographics indicate that demand for the Company’s services exist. These centers typically operate at a loss until utilization levels reach approximately 65%, which typically occurs within 18 to 30 months of operation.

Cost of services consist of direct expenses associated with the operation of child care and early education centers and with the delivery of consulting services. Cost of services consist primarily of staff salaries, taxes and benefits; food costs; program supplies and materials; parent marketing; and occupancy costs. Personnel costs are the largest component of a center’s operating costs, and comprise approximately 80% of a center’s operating expenses. The Company is often responsible for additional costs in a sponsor model center that are often paid or provided directly by a client in centers operating under the management model, such as occupancy costs. As a result, personnel costs in centers operating under the sponsor model will often represent a smaller percentage of overall costs in child care and early education centers when compared to the management model. Consulting cost of services are composed primarily of staff salaries, taxes and benefits; contract labor; and other direct operating expenses.

Selling, general and administrative expenses are composed primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting and legal fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses.

In 2002 the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which discontinued the amortization of goodwill and intangible assets with indefinite lives. In prior years amortization expense had been recognized over the period benefited by goodwill and intangible assets, which included non-compete agreements, trade names, and contract rights associated with acquisitions made by the Company.

New Centers. In 2002, the Company added 87 new child care and early education centers with a net capacity of 6,000 children, 50 of which are operating under the sponsor model and 37 of which are operating under the management model. In the same period, the Company closed 12 centers that were either not meeting operating objectives or transitioned to other service providers. The Company currently has over 50 centers under development, scheduled to open over the next 12 to 24 months, and would expect to be operating approximately 510 centers at the end of 2003, a net addition of approximately 45 centers. The opening of new centers is subject to a number of conditions and factors, including, among others, construction timing, sponsor needs and weather conditions.

Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for child care and early education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company’s services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (sponsor vs. management) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

RESULTS OF OPERATIONS

The following table has been compiled from the Company’s consolidated financial statements and sets forth statement of income data as a percentage of revenue for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000

Revenue	100.0%	100.0%	100.0%
Cost of services	85.3	85.3	85.3

Gross profit	14.7	14.7	14.7
Selling, general and administrative	8.2	8.3	8.4
Amortization	0.1	0.6	0.7

Income from operations	6.4	5.8	5.6
Other charges	—	—	0.2
Net interest income	—	—	—

Income before income taxes	6.4	5.8	5.4
Income tax expense	2.6	2.5	2.2

Net income	3.8%	3.3%	3.2%

Comparison of results for the year ended December 31, 2002 to the year ended December 31, 2001

Revenue. Revenue increased $61.6 million, or 17.8%, to $407.5 million in 2002 from $345.9 million in 2001. At December 31, 2002, the Company operated 465 child care and early education centers, as compared with 390 at December 31, 2001, a net increase of 75 centers. Growth in revenue is primarily attributable to the net addition of new child care and early education centers, growth and the maturation in the existing base of child care and early education centers, and tuition increases of approximately 4% to 6%. The acquisitions of the Red Apple nursery group and Kinderquest Ltd. in the second quarter added approximately $10 million in revenue in 2002, or approximately $18 million on an annualized basis.

Gross Profit. Gross profit increased $9.1 million, or 17.8%, to $59.9 million in 2002 from $50.8 million in 2001. Gross profit as a percentage of revenue remained consistent with last year at 14.7% due primarily to stable performance in the mature base of existing centers, the addition of new management model centers and centers acquired during the year, whose contributions offset the losses incurred by new and ramping up sponsor model centers. Good labor cost management was offset slightly by higher costs related to the Company’s workers’ compensation and medical insurance plans.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.7 million, or 16.3%, to $33.3 million in 2002 from $28.6 million in 2001. The decrease as a percentage of revenue to 8.2% in 2002 from 8.3% in 2001 relates to a larger revenue base and increased overhead efficiencies. The dollar increase is primarily attributable to investments in regional management and operations personnel necessary to support long-term growth, and to a lesser degree to additional investments in sales personnel and finance and administrative support staff. In addition, expenses associated with expansion in the United Kingdom and the integration of the businesses acquired in the latter half of 2002 contributed to the overall dollar increase.

Amortization. Amortization expense totaled $377,000 in 2002, as compared to $2.2 million in 2001. The decrease was the result of a change in accounting for goodwill and other intangible assets under the provisions of SFAS No.142, which discontinued the amortization of goodwill and other intangible assets with indefinite lives. No impairments existed upon the adoption of SFAS No. 142, or upon completion of the Company’s annual assessment of impairment in 2002.

Income from Operations. Income from operations totaled $26.2 million in 2002, as compared with income from operations of $20.0 million in 2001, an increase of $6.2 million, or 31.1%.

Net Interest Income (Expense). Net interest income in 2002 totaled $24,000 as compared to net interest expense of $85,000 in 2001. The increase in net interest income is attributable to fewer borrowings under the Company’s line of credit and higher levels of invested cash.

Income Tax Expense. The Company had an effective tax rate of 41.7% and 42.2% in 2002 and 2001, respectively. The decrease in the effective rate is due principally to the effects of discontinuing the amortization of non-deductible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The reduction in rate was offset by losses in certain foreign subsidiaries where the Company does not currently recognize a tax benefit.

Comparison of results for the year ended December 31, 2001 to the year ended December 31, 2000

Revenue. Revenue increased $54.8 million, or 18.8%, to $345.9 million in 2001 from $291.1 million in 2000. At December 31, 2001, the Company operated 390 child care and early education centers, as compared with 345 at December 31, 2000, a net increase of 45 centers. Growth in revenue is primarily attributable to the net addition of new child care and early education centers, growth and the maturation in the existing base of child care and early education centers, and tuition increases of approximately 4% to 6%.

Gross Profit. Gross profit increased $8.1 million, or 18.9%, to $50.8 million in 2001 from $42.7 million in 2000. Gross profit as a percentage of revenue remained consistent from 2000 to 2001 at 14.7% due primarily to stable performance in the mature base of centers. In 2001, management model centers, which contribute to the overall margin from their initial month of operations, offset the losses incurred by new and ramping up employer-sponsored and lease model centers.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.2 million, or 17.3%, to $28.6 million in 2001 from $24.4 million in 2000. The decrease as a percentage of revenue to 8.3% in 2001 from 8.4% in 2000 relates to a larger revenue base and increased overhead efficiencies. The dollar increase is primarily attributable to investments in regional management and operations personnel necessary to support long-term growth, and to a lesser degree to additional investments in sales personnel and finance and administrative support staff. In addition, expenses associated with expansion in the United Kingdom and Ireland represented a full year’s costs in 2001 as compared to a partial year’s costs in 2000.

Amortization. Amortization expense totaled $2.2 million in 2001, as compared to $1.9 million in 2000.

Income from Operations. Income from operations totaled $20.0 million in 2001, as compared with income from operations of $16.4 million in 2000, an increase of $3.6 million, or 21.7%.

Other Charges. In 1999 and 2000 the Company made equity investments in two privately held companies associated with the child care and early education industry. In the quarter ended December 31, 2000, the Company was notified that one of the entities, which developed internet based educational and entertainment content for children and families, was discontinuing further program and content development until additional funding could be secured. The Company was also notified in this period by the other entity in which the Company held an equity investment that, due to contractions in business, additional funding would be necessary to continue its operations. Based on the outlook for additional funding for either of these companies, management assessed that the potential for future recovery of these investments was not likely. As a result, the Company recognized a charge of $704,000 ($412,000 after tax) in connection with the impairment of these equity investments in 2000. In February 2001 the internet based company filed for bankruptcy, and in April 2001, the assets of the other Company were liquidated and the Company officially abandoned the stock.

Net Interest (Expense) Income. Net interest expense in 2001 totaled $85,000 as compared to net interest income of $30,000 in 2000. The increase in net interest expense is attributable to lower levels of invested cash, lower average interest rates on invested cash and to interest paid on intermittent borrowings under the line of credit.

Income Tax Expense. The Company had an effective tax rate of 42.2% in 2001. In 2000 the effective tax rate was 41.6%. The increase in the effective rate is due principally to losses in certain foreign subsidiaries where the Company does not currently recognize a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash requirements are for the ongoing operations of its existing child care and early education centers and the addition of new centers through development or acquisition. The Company’s primary source of liquidity has been from existing cash balances and cash flow from operations, supplemented by borrowings available under the Company’s various credit arrangements. The Company had working capital deficits of $8.7 million and $3.5 million at December 31, 2002 and 2001, respectively.

Cash provided by operating activities was $46.1 million, $31.1 million and $17.0 million for years ended December 31, 2002, 2001 and 2000, respectively. The increase of $15.0 million in cash provided by operating activities in 2002 was primarily the result of a $5.3 million reduction in accounts receivable in 2002 as compared to a $2.8 million increase in accounts receivable in 2001 as well as an increase in net income of $3.8 million in 2002 as compared to 2001. In addition, accounts payable and accrued expenses increased $10.7 million in 2002 as compared to a $7.8 million increase in 2001 and was primarily the result of increases in accrued salary, benefits and workers’ compensation insurance. The increase of $14.1 million in cash provided by operating activities in 2001 was primarily the result of an increase in net income before depreciation and amortization of $4.6 million, as well as a smaller increase in accounts receivable in 2001 as compared to 2000. In addition, accounts payable and accrued expenses increased $7.8 million compared to an increase of $3.5 million in 2000 and was primarily the result of increases in accrued salary, benefits and workers’ compensation insurance. Operating cash flow also increased as the result of increases in deferred revenue of $6.5 million and $5.3 million in 2002 and 2001, respectively.

Cash used in investing activities was $31.6 million for the year ended December 31, 2002 compared to $22.2 million and $28.3 million for the years ended December 31, 2001 and 2000, respectively. The increase in 2002 was principally due to acquisitions, which totaled $14.6 million in 2002 compared to $1.2 and $8.2 million in 2001 and 2000, respectively. The increase in cash used in financing activities was offset by a reduction of $4.0 million in fixed asset additions in 2002 as compared to 2001. Of the $17.0 million of fixed asset additions in 2002, approximately $9.6 million relate to new child care and early education centers; of the remainder, approximately $6.2 million relates to the refurbishment and expansion of existing child care and early education centers, with the balance expended for office expansion and investment in information technology in corporate, regional and district offices. In 2001, the comparable figures for fixed asset additions were $13.7 million related to new centers and $7.2 million related to existing centers. Management expects to maintain, or increase slightly, the current level of center related fixed asset spending through 2003.

Cash provided by financing activities totaled $772,000 for the year ended December 31, 2002, compared to cash used in financing activities of $4.7 million in 2001 and cash provided by financing activities of $7.2 million in 2000. In 2001, the Company made net payments of $6.3 million on its lines of credit and short-term debt obligations. During the years 2002, 2001 and 2000, the Company received $2.3 million, $1.8 million and $2.6 million, respectively, in net proceeds from the issuance of Common Stock associated with the exercise of stock options.

In 1999, the Board of Directors approved a plan to repurchase up to a total of 1,250,000 shares of the Company’s Common Stock. At December 31, 2002 the Company had repurchased 516,890 shares for a total of $7.6 million. The Company repurchased 21,890 of those shares in 2002 at a cost of approximately $479,000. Share repurchases under the stock repurchase program may be made from time to time with the Company’s cash in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of high quality commercial paper and institutional money market accounts. The carrying value of these instruments approximates market value due to their short maturities.

Contractual Cash Flows. The Company has contractual obligations for payments under operating leases and debt agreements payable as follows:

	Operating	Debt
	Leases	Obligations

2003	$15,321,000	$167,000
2004	14,613,000	170,000
2005	13,741,000	178,000
2006	12,883,000	25,000
2007	11,160,000	2,000
Thereafter	54,013,000	—

Total	$121,731,000	$542,000

The Company has two letters of credit guaranteeing certain rent and insurance obligations. The aggregate amounts of these arrangements total $532,000. No amounts have been drawn against these letters of credit by either party.

The Company has a $25.0 million revolving line of credit which expires in 2005. Any amounts outstanding at the expiration of this facility convert to a term loan. There are currently no amounts outstanding on this facility.

Management believes that funds provided by operations and the Company’s existing cash and cash equivalent balances and borrowings available under its line of credit will be adequate to meet current operating and capital expenditures. However, if the Company were to make any significant acquisition(s) or investments in the purchase of facilities for new or existing child care and early education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires management to make certain estimates, judgments and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses in the periods presented. The application of the Company’s accounting policies involves the exercise of judgment and assumptions that pertain to future uncertainties and, as a result, actual results could differ from these estimates. The accounting policies we believe are critical in the preparation of the Company’s consolidated financial statements relate to revenue recognition, accounts receivable, goodwill and other intangibles, liability for insurance obligations and income taxes.

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101, which requires that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. In both the sponsor model and the management model, revenues consist primarily of tuition paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenue also includes management fees paid by corporate sponsors. In the management model, in addition to tuition and management fee revenue, revenue is also recognized for operating subsidies paid either in lieu of or to supplement tuition. In all instances the Company retains responsibility for all operating aspects of the child care center including the hiring and paying of employees, contracting with vendors, purchasing supplies, and the collection of account receivable. Revenue is recognized as services are performed. In some instances the Company receives revenue in advance of services being rendered, which is deferred until the services have been provided.

Accounts Receivable. The Company generates accounts receivable from fees charged to parents and client sponsors, and to a lesser degree governmental agencies. The Company monitors collections and payments from these customers and maintains a provision for estimated losses based on historical trends, in addition to amounts established for specific customer collection issues that have been identified. Amounts charged to this provision for uncollectible accounts receivable have historically been within the Company’s expectations, but there can be no assurance that future experience will be consistent with the Company’s past experience.

Goodwill and Intangibles. Accounting for acquisitions requires management to make estimates related to the fair value of assets and liabilities acquired, including intangible assets, with any residual balance being allocated to goodwill. Accounting for intangible assets requires management to make assessments concerning the value of these intangible assets and whether events or circumstances indicate that these assets have been impaired. On January 1, 2002 the Company adopted the provisions of SFAS No. 141, “Accounting for Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets” which, among other things, required the Company to discontinue the amortization of goodwill as well as intangible assets with indefinite lives. In lieu of recording amortization of goodwill and intangible assets with indefinite lives the Company is required to complete an annual assessment of goodwill and intangible assets for impairment. Should it be determined that any of these assets have been impaired, the Company would be required to record an impairment charge. The Company was not required to record an impairment charge in 2002; however, there can be no assurance that such a charge will not be recorded in 2003 or in future periods.

Liability for Insurance Obligations. The Company self-insures a portion of its workers’ compensation and medical insurance plans and has various deductibles for other insurance plans. Due to the nature of these liabilities, some of which may not fully manifest themselves for several years, the Company estimates the obligations for liabilities incurred but not yet reported or paid based on available data and experience. While management believes that the amounts accrued for these obligations is sufficient, any significant increase in the number of claims and/or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results.

Income Taxes. Accounting for income taxes requires management to estimate its income taxes in each jurisdiction in which it operates. Due to differences in the recognition of items included in income for accounting and tax purposes for items such as deferred revenue and depreciation, temporary differences arise which are recorded as deferred tax assets or liabilities. The Company estimates the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates. Should any amounts be determined not to be recoverable, or assumptions change, the Company would be required to take a charge, which could have a material effect on the Company’s financial position or results of operations. The Company does not recognize a benefit in those countries where it does not have a history of profitability.

NEW PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of SFAS No.145 will be effective for the Company as of the beginning of fiscal year 2003. This statement also amends SFAS No.13, “Accounting for Leases” and certain other authoritative pronouncements to make technical corrections or clarifications. SFAS No.145 will be effective related to the amendment of SFAS No.13 for all transactions occurring after May 15, 2002. All other provisions of SFAS No.145 will be effective for financial statements issued after May 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No.146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of SFAS No.146 will be applied by the Company prospectively for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. Bright Horizons will adopt the initial recognition and measurement provisions of FIN No. 45 in the first quarter of fiscal year 2003. The Company is currently evaluating the recognition and measurement provision of this standard.

In November 2002, the EITF issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect this standard to have an impact on its revenue recognition policies.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. Bright Horizons currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25 and will adopt the new interim disclosure requirements in the first quarter of fiscal year 2003.

MARKET RISK

Foreign Currency Risk. The Company’s exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in Canada, Ireland and the United Kingdom. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.

The assets and liabilities of the Company’s Canadian, Irish and United Kingdom subsidiaries, whose functional currencies are the Canadian dollar, Euro and British pound, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for the subsidiaries are included in the cumulative translation adjustment in stockholders’ equity. Management estimates that had the exchange rate in each country unfavorably changed 10% relative to the U.S. dollar, the Company’s consolidated earnings before taxes in 2002 would have decreased by approximately $147,000.

Interest Rate Risk. As of December 31, 2002, the Company’s investment portfolio primarily consisted of institutional money market funds, which due to their short maturities are considered cash equivalents. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments, which approximate $7.4 million at year end, have an average interest rate of approximately 1.7% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company’s investments in these investments and its other interest bearing accounts decreased by 100 basis points in 2002, the Company’s interest income for the year ended December 31, 2002 would have decreased by approximately $157,000. This estimate assumes that the decrease would have occurred on the first day of 2002 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company’s future interest income as a result of future changes in investment yields will depend largely on the gross amount of the Company’s investments.

The Company is also subject to interest rate risk under the terms of its line of credit, which have variable rates of interest. The impact on the Company’s future interest expense as a result of future changes in interest rates will depend largely on the gross amount of the Company’s borrowings. Management estimates that had the average interest rate incurred on the Company’s average borrowings under its lines of credit increased by 100 basis points in 2002, the Company’s interest expense for the year ended December 31, 2002 would have not have been materially different from reported results due to low borrowing on this facility. This estimate assumes that the increase would have occurred on the first day of borrowings and increased the rate charged by 100 basis points during the term of the borrowing.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operation. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company holds no market risk sensitive trading instruments, for trading purposes or otherwise. For a discussion of the Company’s exposure to market risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Bright Horizons Family Solutions, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Bright Horizons Family Solutions, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 11, 2002.

As disclosed in Note 4, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 effective on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 21, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Bright Horizons Family Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions, Inc. (a Delaware corporation) as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 11, 2002

Note: This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Bright Horizon Family Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K. See Exhibit 23.2 for further discussion.

Bright Horizons Family Solutions, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,

	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$28,193	$12,770
Accounts receivable, net of allowance for doubtful accounts of $1,392 and $1,512, respectively	22,564	26,738
Prepaid expenses and other current assets	4,603	3,994
Current deferred tax asset	9,745	7,743

Total current assets	65,105	51,245
Fixed assets, net	88,472	77,761
Goodwill and other intangibles, net	39,946	24,375
Noncurrent deferred tax asset	7,231	7,057
Other assets	536	580

Total assets	$201,290	$161,018

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and obligations due under capital leases	$162	$251
Accounts payable and accrued expenses	48,835	36,154
Deferred revenue, current portion	21,531	15,045
Income taxes payable	1,309	1,553
Other current liabilities	1,993	1,789

Total current liabilities	73,830	54,792
Long-term debt and obligations due under capital leases, net of current portion	380	639
Accrued rent	1,955	1,816
Other long-term liabilities	4,503	4,570
Deferred revenue, net of current portion	10,995	9,784

Total liabilities	91,663	71,601

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock: 5,000,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value
Authorized: 30,000,000 shares
Issued: 12,950,000 and 12,769,000 shares at December 31, 2002 and 2001, respectively
Outstanding: 12,433,000 and 12,274,000 shares at December 31, 2002 and 2001, respectively	129	128
Additional paid-in capital	85,512	82,132
Treasury stock, 517,000 and 495,000 shares at cost, at December 31, 2002 and 2001, respectively	(7,560)	(7,081)
Cumulative translation adjustment	1,885	(104)
Retained earnings	29,661	14,342

Total stockholders’ equity	109,627	89,417

Total liabilities and stockholders’ equity	$201,290	$161,018

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year ended December 31:

	2002	2001	2000

Revenue	$407,532	$345,862	$291,143
Cost of services	347,640	295,027	248,405

Gross Profit	59,892	50,835	42,738
Selling, general and administrative	33,266	28,601	24,388
Amortization	377	2,213	1,904

Income from operations	26,249	20,021	16,446
Other charges	—	—	(704)
Net interest income (expense)	24	(85)	30

Income before taxes	26,273	19,936	15,772
Income tax expense	10,954	8,409	6,560

Net income	$15,319	$11,527	$9,212

Earnings per share — basic	$1.24	$0.95	$0.77

Weighted average number of common shares — basic	12,383	12,189	11,895

Earnings per share — diluted	$1.18	$0.90	$0.74

Weighted average number of common and common equivalent shares — diluted	13,025	12,798	12,522

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Common Stock		Additional		Cumulative	Retained	Total
			Paid In	Treasury	Translation	Earnings	Stockholders	Comprehensive
	Shares	Amount	Capital	Stock	Adjustment	(Deficit)	Equity	Income

Balance at December 31, 1999	11,815	$123	$75,641	$(7,081)	$—	$(6,397)	$62,286
Exercise of stock options	254	3	2,570	—	—	—	2,573
Options issued in connection with an acquisition	—	—	28	—	—	—	28
Stock-based compensation	—	—	71	—	—	—	71
Tax benefit from the exercise of stock options	—	—	1,088	—	—	—	1,088
Translation adjustment	—	—	—	—	25	—	25	$25
Net income	—	—	—	—	—	9,212	9,212	9,212

Comprehensive net income for the year ended December 31, 2000								$9,237

Balance at December 31, 2000	12,069	126	79,398	(7,081)	25	2,815	75,283
Exercise of stock options	205	2	1,800	—	—	—	1,802
Options issued in connection with an acquisition	—	—	12	—	—	—	12
Stock-based compensation	—	—	17	—	—	—	17
Tax benefit from the exercise of stock options	—	—	905	—	—	—	905
Translation adjustment	—	—	—	—	(129)	—	(129)	$(129)
Net income	—	—	—	—	—	11,527	11,527	11,527

Comprehensive net income for the year ended December 31, 2001								$11,398

Balance at December 31, 2001	12,274	128	82,132	(7,081)	(104)	14,342	89,417
Exercise of stock options	181	1	2,330	—	—	—	2,331
Repurchase of common stock	(22)			(479)			(479)
Stock-based compensation	—	—	18	—	—	—	18
Tax benefit from the exercise of stock options	—	—	1,032	—	—	—	1,032
Translation adjustment	—	—	—	—	1,989	—	1,989	$1,989
Net income	—	—	—	—	—	15,319	15,319	15,319

Comprehensive net income for the year ended December 31, 2002								$17,308

Balance at December 31, 2002	12,433	$129	$85,512	$(7,560)	$1,885	$29,661	$109,627

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31:

	2002	2001	2000

Net income	$15,319	$11,527	$9,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,760	9,781	7,525
Non-cash expenses	18	17	71
Asset write-downs and (gain) loss on disposal of fixed assets	(28)	167	718
Deferred income taxes	(2,189)	(3,352)	(2,290)
Tax benefit realized from the exercise of stock options	1,032	905	1,088
Changes in assets and liabilities:
Accounts receivable	5,290	(2,777)	(6,006)
Prepaid expenses and other current assets	(153)	(485)	(825)
Accounts payable and accrued expenses	10,725	7,800	3,520
Income taxes payable	(356)	1,013	(237)
Deferred revenue	6,496	5,277	3,236
Accrued rent	141	172	344
Other long-term assets	81	95	(212)
Other current and long-term liabilities	(62)	946	809

Net cash provided by operating activities	46,074	31,086	16,953

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(17,026)	(21,005)	(19,677)
Proceeds from the disposal of fixed assets	43	—	21
Change in other assets	—	—	(503)
Payments for acquisitions, net of cash acquired	(14,623)	(1,162)	(8,167)

Net cash used in investing activities	(31,606)	(22,167)	(28,326)

Cash flows from financing activities:
Proceeds from the issuance of common stock	2,331	1,802	2,573
Purchase of treasury stock	(479)	—	—
Principal payments of long-term debt and obligations under capital leases	(1,080)	(237)	(175)
Principal payments of short-term debt	—	(1,109)	—
Borrowings under lines of credit	2,550	1,500	16,038
Payments under lines of credit	(2,550)	(6,690)	(11,226)

Net cash provided by (used in) financing activities	772	(4,734)	7,210

Effect of exchange rates on cash balances	183	(14)	10

Net increase (decrease) in cash and cash equivalents	15,423	4,171	(4,153)
Cash and cash equivalents, beginning of period	12,770	8,599	12,752

Cash and cash equivalents, end of period	$28,193	$12,770	$8,599

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Notes To Consolidated Financial Statements
For the years ended December 31, 2002, 2001 and 2000

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization – Bright Horizons Family Solutions, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. (“BRHZ”) and CorporateFamily Solutions, Inc. (“CFAM”) on July 24, 1998 (the “Merger”). The Company provides workplace services for employers and families including child care, early education and strategic work/life consulting throughout the United States, Canada, Guam, Ireland and the United Kingdom.

The Company operates its child care and early education centers under various types of arrangements, which generally can be classified in two forms: (i) the sponsor model, where the Company operates a child care and early education center on the premises of a sponsor and gives priority enrollment to the sponsor’s employees or affiliates and (ii) the management model, where the Company manages a work-site child care and early education center under a cost-plus arrangement, typically for a single employer.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Operations – In 2000 the Company began operating in Ireland and the United Kingdom and, in 2001, the Company began operations in Ontario, Canada. The functional currency of the foreign operations is the local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and is a component of comprehensive income.

Business Risks – The Company is subject to certain risks common to the providers of child care and early education, including dependence on key personnel, dependence on client relationships, competition from alternate sources or providers of the Company’s services, market acceptance of work and family services, the ability to hire and retain qualified personnel and general economic conditions.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates. The primary estimates in the consolidated financial statements include, but are not limited to, revenue recognition, accounts receivable, goodwill and intangible assets, liability for insurance obligations and income taxes.

Fair Value of Financial Instruments and Concentrations of Credit Risk – Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, accounts receivable and the line of credit. The Company maintains its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides. The Company believes that no significant credit risk exists at December 31, 2002 or 2001, and that the carrying amounts of the Company’s financial instruments approximate fair market value.

Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. The carrying value of these instruments approximates market value due to their short maturities.

Fixed Assets – Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for improvements and replacements are capitalized.

The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of income.

Intangible Assets – Goodwill and other intangible assets principally consist of goodwill, various contract rights, non-compete agreements, and trade names.

The excess of the aggregate purchase price over the fair value of identifiable assets of businesses acquired (goodwill) is recorded on the Company’s books and tested annually for impairment. In addition, identified intangible assets with indefinite lives are recorded and reviewed annually to assess the estimated life of the intangible asset; if the life is determined to remain indefinite the asset is tested for impairment. Intangible assets with a determinable life are amortized on a straight-line basis over the estimated period benefited, ranging from two to five years.

Prior to 2002 the Company had amortized all intangible assets, including goodwill, over the estimated period of benefit ranging from two to twenty-five years.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the investment an impairment loss is recognized based on the fair value of the asset less any costs of disposal.

Deferred Revenue – Deferred revenue results from prepaid fees and tuitions, employer-sponsor advances and cash received on consulting or development projects in advance of services being performed. The Company is also party to agreements where the performance of services extends beyond the current operating cycle. In these circumstances the Company records a long-term obligation and recognizes revenue over the period of the agreement as the services are rendered.

Other Current and Long-Term Liabilities – Other current and long-term liabilities consist primarily of deposits held pursuant to certain management contracts. The deposits will be remitted to the clients upon termination of the respective contracts. Amounts also include parent fee deposits and amounts payable under acquisition agreements.

Income Taxes – The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company does not recognize a tax benefit on losses in foreign operations where it does not have a history of profitability.

Revenue Recognition – Revenue is recognized as services are performed. In both the sponsor model and the management model, revenue consists primarily of tuition paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenue also includes management fees paid by corporate sponsors. In the management model, in addition to tuition and management fees, revenue is also recognized for operating subsidies paid either in lieu of or to supplement tuition. Under each model type the Company retains responsibility for all aspects of operating the center including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting accounts receivable.

The Company maintains contracts with its corporate sponsors to manage and operate their child care and early education centers under various terms. The Company’s contracts are generally 3 to 10 years in length with varying renewal options. Management expects to renew the Company’s existing contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions.

Stock-Based Compensation – SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized as options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees and certain options issued in connection with acquisitions using the fair value method, in accordance with the provisions of SFAS No. 123. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through 2002, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Net income:
As reported	$15,319,000	$11,527,000	$9,212,000
Pro forma	$10,661,000	$8,053,000	$6,057,000
Earnings per share – Basic:
As reported	$1.24	$0.95	$0.77
Pro forma	$0.86	$0.66	$0.51
Earnings per share – Diluted:
As reported	$1.18	$0.90	$0.74
Pro forma	$0.84	$0.64	$0.49

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

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

	2002	2001	2000

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	51.6%	47.1%	56.0%
Risk free interest rate	3.20%	5.32%	4.95%
Expected life of options	7.3 years	7.3 years	7.7 years
Weighted-average fair value per share of options granted during the year	$16.42	$13.66	$11.15

For the years ended December 31, 2002 and 2000, options to purchase 2,600 and 4,000 shares of common stock, respectively, were granted to members of the Company’s advisory board. There were no grants to the advisory board in 2001. These options were valued at approximately $42,000 and $66,000, respectively, using the Black-Scholes option pricing model. The Company recognized related compensation expense of approximately $18,000, $17,000 and $71,000 in its operating results for the years ended December 31, 2002, 2001 and 2000, respectively. Certain options issued in connection with an acquisition in 2000 were granted with an exercise price less than the fair value of the Company’s common stock; the value of which was approximately $40,000.

Earnings Per Share – The Company accounts for earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, options and warrants if applicable.

Comprehensive Income – Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments.

Segment Reporting – The Company currently operates in one industry segment and generates in excess of 90% of revenue and operating profit domestically. Additionally, no single customer accounts for more than 10% of the Company’s revenue.

New Pronouncements – In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of SFAS No.145 will be effective for the Company as of the beginning of fiscal year 2003. This statement also amends SFAS No.13, “Accounting for Leases” and certain other authoritative pronouncements to make technical corrections or clarifications. SFAS No.145 will be effective related to the amendment of SFAS No.13 for all transactions occurring after May 15, 2002. All other provisions of SFAS No.145 will be effective for financial statements issued after May 15, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No.146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of SFAS No.146 will be applied by the Company prospectively for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. Bright Horizons will adopt the initial recognition and measurement provisions of FIN No. 45 in the first quarter of fiscal year 2003. The Company is currently evaluating the recognition and measurement provision of the standard.

In November 2002, the EITF issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect this standard to have an impact on its revenue recognition policies.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. Bright Horizons currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25 and will adopt the new interim disclosure requirements in the first quarter of fiscal year 2003.

2. ACQUISITIONS

In 2002, the Company acquired the outstanding stock of two multi-site child care companies based in the United Kingdom, and purchased the assets of an affiliated single-site childcare center. The Company also acquired substantially all of the assets of an additional child care center based in the United States. The Company paid aggregate consideration of approximately $14.6 million in cash net of cash acquired of $1.5 million, and assumed liabilities of approximately $4.1 million in connection with these acquisitions. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. The Company has made a preliminary allocation of $145,000 to non-compete agreements and $66,000 to trade names, which will be amortized over periods of approximately 3 years, and $14.7 million of goodwill was recorded as a result of these transactions. The Company expects to finalize the allocation of purchase price in 2003.

In 2001, the Company acquired substantially all the assets of one single-site, and one multi-site, child care company for aggregate consideration of approximately $1.2 million in cash, the issuance of a note payable to a seller totaling $550,000, and the assumption of liabilities of approximately $700,000. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill totaling approximately $2.1 million was recorded in the above transactions and $180,000 was allocated to intangible assets with determinable lives, which are being amortized over periods of 3 years. Based on the provisions of SFAS No. 142 applicable to acquisitions completed after July 1, 2001, goodwill and other intangible assets of approximately $700,000 were not subject to amortization in 2001.

In 2000, the Company acquired substantially all the assets of two multi-site child care companies and 100% of the outstanding stock of one domestic single-site and two foreign multi-site child care companies for aggregate consideration of approximately $8.2 million in cash, the issuance of notes payable to a seller totaling $1.1 million, the assumption of liabilities of approximately $3.2 million and the issuance of options to purchase 4,000 shares of the Common Stock which were valued at approximately $40,000 using the Black-Scholes option pricing model. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill totaling approximately $9.8 million was recorded in the above transactions, and through December 31, 2001 amortized over periods not exceeding 18 years. In addition, $540,000 was allocated to intangible assets with determinable lives, which are being amortized over periods of 3 years.

The above transactions have been accounted for as purchases and the operating results of the acquired companies have been included from the respective dates of acquisition. The acquisitions were not material and therefore no pro-forma information has been presented.

3. FIXED ASSETS

Fixed assets consist of the following:

	Estimated useful lives	December 31,	December 31,
	(years)	2002	2001

Buildings	20-40	$49,323,000	$40,911,000
Furniture and equipment	3-15	34,838,000	28,697,000
Leasehold improvements	3/life of lease	30,711,000	26,321,000
Land	—	8,992,000	8,413,000

		123,864,000	104,342,000
Less accumulated depreciation and amortization		(35,392,000)	(26,581,000)

Fixed assets, net		$88,472,000	$77,761,000

Fixed assets included vehicles held under capital leases totaling $159,000 in 2001. These vehicles were fully depreciated and disposed of in 2002. Depreciation expense relating to fixed assets under capital leases approximated $8,000, $12,000, and $19,000 for 2002, 2001, and 2000, respectively.

4. INTANGIBLE ASSETS

The Company adopted SFAS No. 142 on January 1, 2002 at which time all goodwill amortization ceased. Upon adoption, the goodwill attributable to the Company’s United States and European reporting units were tested for impairment by comparing the fair value of each reporting unit, which was determined by estimating the present value of expected future cash flows, to its carrying value. Based on the Company’s estimates no impairment existed upon adoption of SFAS No. 142.

Under the requirements of SFAS No. 142, impairment tests need to be performed at least annually. In 2002, the Company performed its annual SFAS No. 142 impairment test and determined that no impairment loss should be recognized.

The changes in the carrying amount of net goodwill for the year ended December 31, 2002 are as follows:

Balance at January 1, 2002	$23,188,000
Net goodwill additions during the period	14,478,000
Foreign exchange translation adjustment	1,576,000

Balance at December 31, 2002	$39,242,000

The following table reflects intangible assets as of December 31, 2002, that are still subject to amortization under the provisions of SFAS No. 142:

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Non compete agreements	$3,442,000	$3,173,000	$269,000
Contract rights	1,015,000	768,000	247,000
Trade names	639,000	451,000	188,000

	$5,096,000	$4,392,000	$704,000

In 2002 the Company recorded amortization expense of $377,000. The Company estimates that it will amortize the net carrying amount of existing intangible assets as follows over the next 5 years: $344,000 in 2003, $254,000 in 2004, $96,000 in 2005 and $10,000 in 2006.

The following table reflects net income and earnings per share to exclude the amortization of goodwill and intangible assets with indefinite lives, net of tax, for the years ended December 31:

	2002	2001	2000

Net income, as reported	$15,319,000	$11,527,000	$9,212,000
Add: Goodwill amortization, net	—	1,476,000	1,246,000

Adjusted net income	$15,319,000	$13,003,000	$10,458,000
Basic earnings per share:
Net income, as reported	$1.24	$0.95	$0.77
Add: Goodwill amortization	—	0.12	0.11

Adjusted net income	$1.24	$1.07	$0.88
Diluted earnings per share:
Net income, as reported	$1.18	$0.90	$0.74
Add: Goodwill amortization	—	0.12	0.10

Adjusted net income	$1.18	$1.02	$0.84

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2002	2001

Accounts payable	$3,762,000	$1,448,000
Accrued payroll and employee benefits	29,282,000	23,557,000
Accrued insurance	5,474,000	2,957,000
Accrued other expenses	10,317,000	8,192,000

	$48,835,000	$36,154,000

6. LINES OF CREDIT AND SHORT-TERM DEBT

In June 2002 the Company renewed and amended its unsecured line of credit agreement originally entered into on March 30, 2000. The credit facility consists of a $25 million revolving line of credit, expiring on June 30, 2005; any outstanding indebtedness at that date will be converted into a three-year term loan. At the Company’s option, the line of credit will bear interest at either i) Prime or ii) LIBOR plus a spread based on debt levels and coverage ratios. The Company is also required to pay a fee on any unused portion of the line of credit at the rate of 0.125% per annum. The Company reduced the line of credit from $40 million to $25 million on renewal in conjunction with estimated borrowing needs of the life of the agreement. The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios, and prohibits the payment of dividends without bank approval. The Company was in compliance with all covenants at December 31, 2002 and 2001. The weighted average interest rate related to amounts outstanding was 4.75% and 6.4% in 2002 and 2001, respectively. The Company had no outstanding amounts due on its line of credit at December 31, 2002.

7. LONG-TERM DEBT AND OBLIGATIONS DUE UNDER CAPITAL LEASES

Long-term debt consists of the following:

	December 31,	December 31,
	2002	2001

Unsecured note payable to a corporation, with quarterly payments of interest only at 5.00%; principal amounts of $34,375 are payable quarterly, note matures in October 2005	$412,000	$516,000
Notes Payable to a finance company, with monthly payments of $2,446, including interest at 10.99% and 8.90%, which mature in 2005 and 2006, respectively	93,000	—
Note payable to a state agency with monthly payments of approximately $800 including interest of 5.0%, with final payment due March 2007; secured by related furniture, fixtures and equipment	37,000	44,000
Unsecured notes payable and obligations under capital leases, repaid in 2002	—	330,000

Total debt and obligations due under capital leases	542,000	890,000
Less current maturities	(162,000)	(251,000)

Long-term debt and obligations due under capital leases	$380,000	$639,000

8. INCOME TAXES

Income tax expense for years ended December 31, 2002, 2001 and 2000 consists of the following:

	2002	2001	2000

Current tax expense
Federal	$10,319,000	$10,197,000	$7,664,000
State	2,661,000	2,493,000	1,870,000
Foreign	149,000	26,000	—

	13,129,000	12,716,000	9,534,000
Deferred tax benefit
Federal	(1,919,000)	(3,462,000)	(2,391,000)
State	(271,000)	(845,000)	(583,000)
Foreign	15,000	—	—

	(2,175,000)	(4,307,000)	(2,974,000)

Income tax expense, net	$10,954,000	$8,409,000	$6,560,000

Following is a reconciliation of the U.S. Federal statutory rate to the effective rate for the years ended December 31:

	2002	2001	2000

Federal tax computed at statutory rate	$9,196,000	$7,051,000	$5,526,000
State taxes on income, net of federal tax benefit	1,414,000	1,058,000	847,000
Foreign tax differential	289,000	27,000	—
Permanent differences and other	55,000	273,000	187,000

Income tax expense, net	$10,954,000	$8,409,000	$6,560,000

Net deferred tax assets are as follows:

	2002	2001	2000

Deferred tax assets
Net operating loss carryforwards	$884,000	$1,007,000	$1,335,000
Reserve on assets	618,000	667,000	753,000
Liabilities not yet deductible	9,030,000	6,780,000	4,330,000
Deferred revenue	3,235,000	3,620,000	3,063,000
Depreciation	2,337,000	1,393,000	687,000
Amortization	615,000	1,067,000	1,078,000
Other	762,000	553,000	503,000
Valuation allowance	(193,000)	—	—

	17,288,000	15,087,000	11,749,000
Deferred tax liabilities
Depreciation	(312,000)	(287,000)	(301,000)

Net deferred tax assets	$16,976,000	$14,800,000	$11,448,000

As of December 31, 2002 the Company has federal net operating loss carryforwards of approximately $1.5 million, which are subject to annual limitations and are available to offset certain current and future taxable earnings and expire at various dates, the earliest of which is December 31, 2010. In addition, the Company has net operating losses in a number of states totaling approximately $2.7 million, which may only be used to offset operating income of certain of the Company’s subsidiaries in those particular states. Management believes the Company will generate sufficient future taxable income to realize net deferred tax assets prior to the expiration of any domestic net operating loss carryforwards and that the realization of the net deferred tax asset is more likely than not. The Company does not recognize a tax benefit on losses in foreign operations where it does not have a history of profitability.

9. STOCKHOLDERS’ EQUITY

Stock Options

The Company has established an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under the terms of the 1998 Stock Incentive Plan, as amended in 2001, 2,250,000 shares of the Company’s Common Stock are available for distribution upon exercise. As of December 31, 2002, there were approximately 549,000 shares of Common Stock eligible for grant under the plan.

Options granted under the plan typically vest over a five year period and expire at the earlier of ten years from date of grant or three months after termination of the holder’s employment with the Company unless otherwise determined by the Compensation Committee of the Board of Directors. The following table summarizes information about stock options outstanding at December 31, 2002:

				Weighted Average
			Options	Remaining		Options
Range of			Outstanding	Contractual	Weighted Average	Exercisable	Weighted Average
Exercise Price			at December 31, 2002	Life (years)	Exercise Price	at December 31, 2002	Exercise Price

$ 0.0000	—	$3.0690	14,149	1.7	$2.1370	14,149	$2.1370
$ 3.0691	—	$6.1380	10,199	2.7	$3.4065	9,980	$3.3669
$ 6.1381	—	$9.2070	457,379	3.6	$7.6816	452,814	$7.6856
$ 9.2071	—	$12.2760	31,104	4.8	$11.2018	31,104	$11.2018
$12.2761	—	$15.3450	125,160	6.8	$14.8057	69,890	$14.8068
$15.3451	—	$18.4140	295,016	7.0	$17.0045	128,776	$16.9443
$18.4141	—	$21.4830	304,996	5.8	$19.0189	227,557	$19.0223
$21.4831	—	$24.5520	468,597	8.3	$23.3170	107,822	$22.7772
$24.5521	—	$27.6210	21,100	8.3	$26.4841	6,512	$26.3954
$27.6211	—	$30.6900	305,550	9.1	$28.6332	2,800	$27.6400

			2,033,250	6.6	$18.1144	1,051,404	$13.4516

A summary of the status of the Company’s option plans, including options issued to members of the Board of Directors, is as follows for the years ended December 31:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number of Shares	Price	Number of Shares	Price	Number of Shares	Price

Outstanding at beginning of period	1,980,690	$16.09	1,763,655	$13.22	1,740,413	$12.00
Granted	297,700	28.66	475,075	23.67	320,826	17.26
Exercised	(179,374)	12.99	(205,144)	8.77	(254,708)	10.10
Canceled	(65,766)	18.84	(52,896)	16.75	(42,876)	12.47

Outstanding at end of period	2,033,250	$18.11	1,980,690	$16.09	1,763,655	$13.22
Exercisable	1,051,404	$13.45	976,539	$11.83	974,680	$10.05

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

Treasury Stock

In 1999, the Company’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 1,250,000 shares of its common stock in the open market or through privately negotiated transactions. At December 31, 2002 the Company had repurchased 516,890 shares at a cost of $7.6 million, which remain in the treasury. The Company repurchased 21,890 shares of its treasury shares in 2002 at a cost of approximately $479,000. The Company carries the treasury shares at cost. Shares repurchased will be available for reissuance under the Company’s stock incentive plan as well as other appropriate uses.

10. OTHER CHARGES IN THE STATEMENTS OF INCOME

In 1999 and 2000 the Company made equity investments in two privately held companies associated with the child care and early education industry. In the quarter ended December 31, 2000, the Company was notified that one of the entities, which developed internet based educational and entertainment content for children and families, was discontinuing further program and content development until additional funding could be secured. The Company was also notified in this period by the second entity, in which the Company held an equity investment, that due to contractions in business, additional funding would be necessary to continue its operations. Based on the outlook for additional funding for these companies, management assessed that the potential for future recovery of these investments as not likely. As a result, the Company recognized a charge of $704,000 ($412,000 after tax) in connection with the impairment of these equity investments in 2000. In February 2001 the internet based company filed for bankruptcy, and in April 2001, the assets of the other Company were liquidated and the Company officially abandoned the stock.

11. EARNINGS PER SHARE

The following tables present information necessary to calculate earnings per share for the years ended 2002, 2001 and 2000:

	Year Ended December 31, 2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common stockholders	$15,319,000	12,383,000	$1.24

Effect of dilutive stock options	—	642,000

Diluted earnings per share	$15,319,000	13,025,000	$1.18

	Year Ended December 31, 2001

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common stockholders	$11,527,000	12,189,000	$.95

Effect of dilutive stock options	—	609,000

Diluted earnings per share	$11,527,000	12,798,000	$.90

	Year Ended December 31, 2000

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common stockholders	$9,212,000	11,895,000	$.77

Effect of dilutive stock options	—	627,000

Diluted earnings per share	$9,212,000	12,522,000	$.74

The above earnings per share on a diluted basis has been prepared in accordance with SFAS No. 128. The weighted average number of stock options excluded from the above calculation of earnings per share was approximately 154,000 in 2002, 20,000 in 2001 and 273,000 in 2000, as they were anti-dilutive.

12. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases various office equipment, automobiles, child care and early education center facilities and office space under non-cancelable operating leases. Many of the leases contain renewal options for various periods. Certain leases contain provisions which include additional payments based upon revenue performance, enrollment or the level of the Consumer Price Index at a future date. Rent expense was approximately $13.6 million, $12.3 million and $9.9 million in the years 2002, 2001, and 2000, respectively. Future minimum payments under non-cancelable operating leases are as follows:

Year Ending
2003	$15,321,000
2004	14,613,000
2005	13,741,000
2006	12,883,000
2007	11,160,000
Thereafter	54,013,000

$121,731,000

Future minimum lease payments include approximately $1.6 million of lease commitments which are guaranteed by third parties pursuant to operating agreements for child care and early education centers.

LETTER OF CREDIT

The Company has two letters of credit guaranteeing certain rent and insurance obligations. The aggregate amounts of these arrangements total $532,000. No amounts have been drawn against these letters of credit by either party.

EMPLOYMENT AND NON-COMPETE AGREEMENTS

The Company has severance agreements with two executives that provide for one year’s annual salary upon the termination of employment without cause or resignation for good reason as set forth in the agreement, and up to 24 months of compensation upon the termination of employment following a change in control of the Company. The Company also has severance agreements with three additional executives that provide for up to 24 months of compensation upon the termination of employment following a change in control of the Company. The maximum amount payable under these agreements in 2002 was approximately $2.4 million.

The severance agreements prohibit the abovementioned employees from competing with the Company or divulging confidential information for one to two years after their separation from the Company.

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

The Company’s child care and early education centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its child care and early education centers into compliance.

13. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for all employees with more than 1,000 hours of credited service annually and who have been with the Company one or more years. The Plan is funded by elective employee contributions of up to 15% of their compensation. Under the Plan the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation. Expense under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled $1,382,000, $1,117,000, and $946,000 in 2002, 2001 and 2000, respectively.

14. RELATED PARTY TRANSACTIONS

The Company has an agreement with S.C. Johnson & Son, Inc. to operate and manage a child care and early education center. S.C. Johnson & Son, Inc. is affiliated through common majority ownership with Johnson Diversey, Inc., the employer of a member of the Company’s Board of Directors. In return for its services under these agreements, the Company received management fees and operating subsidies of $409,000, $301,000, and $295,000, respectively, for 2002, 2001 and 2000.

15. STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

The following table presents supplemental disclosure of cash flow information for years ended December 31:

	2002	2001	2000

Supplemental cash flow information
Cash payments of interest	$99,000	$240,000	$208,000
Cash payments of income taxes	12,321,000	9,968,000	8,032,000
Non cash operating activities:
Compensation expense recognized in connection with the issuance of options	18,000	17,000	71,000
Non cash investing and financing activities:
Issuance of options in connection with acquisition	—	12,000	28,000
Purchase of fixed assets under financing arrangement	102,000	—	—

In conjunction with the purchase of child care management companies, as discussed in Note 2, the fair value of assets acquired are as follows:

	2002	2001	2000

Cash paid, net of cash acquired	$14,623,000	$1,162,000	$8,167,000
Issuance of stock options	—	—	40,000
Issuance of notes payable	—	550,000	1,109,000
Liabilities assumed	4,114,000	682,000	3,373,000

Fair value of assets acquired	$18,737,000	$2,394,000	$12,689,000

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2002 and 2001 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands except per share data)
2002:
Revenue	$94,476	$99,954	$105,385	$107,717
Gross Profit	14,169	14,957	14,926	15,840
Amortization	109	74	102	92
Operating income	6,412	6,744	6,297	6,796
Income before taxes	6,435	6,756	6,298	6,784
Net income	3,718	3,959	3,749	3,893
Basic earnings per share	$0.30	$0.32	$0.30	$0.31
Diluted earnings per share	$0.29	$0.30	$0.29	$0.30

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands except per share data)
2001:
Revenue	$81,736	$85,756	$87,173	$91,197
Gross Profit	12,218	12,780	12,427	13,410
Amortization	582	531	542	558
Operating income	4,870	5,100	4,823	5,228
Income before taxes	4,796	5,109	4,816	5,215
Net income	2,789	2,964	2,787	2,987
Basic earnings per share	$0.23	$0.24	$0.23	$0.24
Diluted earnings per share	$0.22	$0.23	$0.22	$0.23

The Company ceased amortizing goodwill and intangible assets with indefinite lives upon the adoption of SFAS No. 142 in 2002.

The Company’s business is subject to seasonal and quarterly fluctuations. Demand for child care and early education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company’s services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the rest of the school year.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

PART III

ITEM 10. Directors And Executive Officers Of The Registrant

The section entitled “Proposal I — Election of Directors” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on June 3, 2003 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Business — Executive Officers of the Company” in Part I of this Form 10-K.

ITEM 11. Executive Compensation

The section entitled “Executive Compensation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on June 3, 2003 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The section entitled “Stock Ownership” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on June 3, 2003 sets forth certain information with respect to the ownership of the Company’s Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2002, certain information with respect to shares of common stock authorized for issuance under the Company’s equity compensation plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan category	and rights	and rights	column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,033,250	$18.11	549,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,033,250	$18.11	549,000

ITEM 13. Certain Relationships And Related Transactions

The section entitled “Certain Relationships and Related Transactions” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on June 3, 2003 sets forth certain information with respect to certain relationships and related transactions between the Company and its directors and officers and is incorporated herein by reference.

ITEM 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the date of this annual report (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed in this report regarding the Company and its consolidated subsidiaries has been made known to them by others within Company.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Pg Number

	Report of PricewaterhouseCoopers LLP, Independent Accountants on financial statement schedules	52

	Report of Arthur Andersen LLP, Independent Public Accountants (included in Report in Part II, Item 8)	31

	Schedule II — Valuation and Qualifying Accounts	53

(3) The exhibits filed or incorporated by reference as part of this report are set forth in the Index of Exhibits of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

Not applicable

(c)	Exhibits

Refer to Item 15(a) (3) above.

(d)	Not applicable

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors of Bright Horizons Family Solutions, Inc.:

Our audit of the December 31, 2002 consolidated financial statements referred to in our report dated February 21, 2003 appearing in this Annual Report on Form 10-K of Bright Horizons Family Solutions, Inc. also included an audit of the December 31, 2002 financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this 2002 financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Boston, MA
February 21, 2003

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions charged
	Balance at	to costs and	Deductions-charge	Balance at end of
Allowance for Doubtful Accounts	beginning of period	expenses	offs	period

Fiscal Year 2002	$1,512,000	$1,285,000	$1,405,000	$1,392,000
Fiscal Year 2001	$1,477,000	$933,000	$898,000	$1,512,000
Fiscal Year 2000	$1,290,000	$719,000	$532,000	$1,477,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

March 31, 2003	By:	/s/ Elizabeth J. Boland Elizabeth J. Boland Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger H. Brown Roger H. Brown	Executive Chairman of the Board	March 31, 2003

/s/ Linda A. Mason Linda A. Mason	Co-Chairman of the Board	March 31, 2003

/s/ David H. Lissy David H. Lissy	Director, Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ Mary Ann Tocio Mary Ann Tocio	Director, President and Chief Operating Officer	March 31, 2003

/s/ Elizabeth J. Boland Elizabeth J. Boland	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ Joshua Bekenstein Joshua Bekenstein	Director	March 31, 2003

/s/ JoAnne Brandes JoAnne Brandes	Director	March 31, 2003

/s/ E. Townes Duncan E. Townes Duncan	Director	March 31, 2003

/s/ Fred K. Foulkes Fred K. Foulkes	Director	March 31, 2003

/s/ Sara Lawrence-Lightfoot Sara Lawrence-Lightfoot	Director	March 31, 2003

/s/ Ian M. Rolland Ian M. Rolland	Director	March 31, 2003

CERTIFICATION

I, David H. Lissy, certify that:

     1.     I have reviewed this annual report on Form 10-K of Bright Horizons Family Solutions, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/s/ David H. Lissy David H. Lissy Chief Executive Officer

CERTIFICATION

I, Elizabeth J. Boland, certify that:

     1.     I have reviewed this annual report on Form 10-K of Bright Horizons Family Solutions, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/s/ Elizabeth J. Boland Elizabeth J. Boland Chief Financial Officer

INDEX OF EXHIBITS

2.1*	Amended and Restated Agreement and Plan of Merger dated as of June 17, 1998 by and among Bright Horizons Family Solutions, Inc., CorporateFamily Solutions, Inc., Bright Horizons, Inc., CFAM Acquisition, Inc., and BRHZ Acquisition, Inc.
3.1*	Certificate of Incorporation
3.2	Amended and Restated Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)
4.1*	Article IV of Bright Horizons Family Solutions, Inc.’s Certificate of Incorporation
4.2	Article IV of Bright Horizons Family Solutions, Inc.’s Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)
4.3	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.3 of the Form 8-K filed on July 28, 1998)
10.1*	Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on November 14, 2001)
10.2*	1998 Employee Stock Purchase Plan
10.3	Severance Agreement for Stephen I. Dreier (Incorporated by Reference to Exhibit 10.8 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))
10.4	Severance Agreement for Elizabeth J. Boland (Incorporated by Reference to Exhibit 10.9 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))
10.5	Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.11 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))
10.6	Amendment to the Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 15, 2002)
10.7	Severance Agreement for Mary Ann Tocio (Incorporated by Reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 15, 2001)
10.8*	Severance Agreement for Michael Day
10.9*	Form of Indemnification Agreement
10.10	Credit Agreement, dated as of March 30, 2000, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Fleet National Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request) (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 12, 2000).
10.11	First Amendment to Credit Agreement, dated as of June 30, 2002, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Sovereign Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request) (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on August 14, 2002).
10.12	Amended and Restated Revolving Credit Note, dated June 30, 2002, payable to Sovereign Bank in the principal amount of $25,000,000 (Incorporated by Reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 14, 2002).
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Information regarding Consent of Arthur Andersen LLP
99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference to the Registration Statement on Form S-4 filed on June 17, 1998 (Registration No. 333-57035).