Form 10-Q
period 2003-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2003-05-15
CIK 1060559

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No  [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 12,579,981 shares of common stock, $.01 par value, at May 8, 2003.

                                    FORM 10-Q
                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

ITEM  1.   Consolidated Financial Statements

           A.  Consolidated Balance Sheets at March 31, 2003 (unaudited)
               and December 31, 2002                                         3

           B.  Consolidated Statements of Operations for the Three Months
               ended March 31, 2003 and 2002 (unaudited)                     4

           C.  Consolidated Statements of Cash Flows for the Three Months
               ended March 31, 2003 and 2002 (unaudited)                     5

           D.  Notes to Consolidated Financial Statements (unaudited)        6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        11

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk       14

ITEM 4.    Controls and Procedures                                          14

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                15

ITEM 2.    Changes in Securities and Use of Proceeds                        15

ITEM 3.    Defaults Upon Senior Securities                                  15

ITEM 4.    Submission of Matters to a Vote of Security Holders              15

ITEM 5.    Other Information                                                15

ITEM 6.    Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                                  16

CERTIFICATIONS                                                              17

EXHIBITS                                                                    21

                     Bright Horizons Family Solutions, Inc.
                           Consolidated Balance Sheets
                        (in thousands except share data)

                                                                              March 31,    December 31,
                                                                                2003           2002
                                                                             -----------   ------------
ASSETS                                                                       (unaudited)
Current Assets:

      Cash and cash equivalents                                               $  22,856      $  28,193
      Accounts receivable, net                                                   27,010         22,564
      Prepaid expenses and other current assets                                   3,746          4,603
      Current deferred tax asset                                                  9,745          9,745
                                                                              ---------      ---------
            Total current assets                                                 63,357         65,105

Fixed assets, net                                                                90,851         88,472
Goodwill and other intangible assets, net                                        39,628         39,946
Non-current deferred tax asset                                                    7,231          7,231
Other assets                                                                        632            536
                                                                              ---------      ---------
            Total assets                                                      $ 201,699      $ 201,290
                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

      Current portion of long-term debt and
            obligations under capital leases                                  $     155      $     162
      Accounts payable and accrued expenses                                      43,397         48,835
      Deferred revenue                                                           22,623         21,531
      Income tax payable                                                             14          1,309
      Other current liabilities                                                   2,257          1,993
                                                                              ---------      ---------
            Total current liabilities                                            68,446         73,830

Long-term debt and obligations under
      capital leases, net of current portion                                        970            380
Accrued rent                                                                      2,678          1,955
Other long-term liabilities                                                       4,515          4,503
Deferred revenue, net of current portion                                         10,514         10,995
                                                                              ---------      ---------
            Total liabilities                                                    87,123         91,663
                                                                              ---------      ---------

Stockholders' equity:

Preferred Stock: 5,000,000 shares authorized, none issued or outstanding
Common Stock $.01 par value
      Authorized: 30,000,000 shares
      Issued: 13,017,000 and 12,950,000 shares at March 31, 2003 and
          December 31, 2002, respectively
      Outstanding: 12,501,000 and 12,433,000 at March 31, 2003 and
          December 31, 2002, respectively                                           130            129
Additional paid in capital                                                       86,279         85,512
Treasury stock, 517,000  shares, at cost                                         (7,560)        (7,560)
Cumulative translation adjustment                                                 1,538          1,885
Retained earnings                                                                34,189         29,661
                                                                              ---------      ---------
            Total stockholders' equity                                          114,576        109,627
                                                                              ---------      ---------

Total liabilities and stockholders' equity                                    $ 201,699      $ 201,290
                                                                              =========      =========


        The accompanying notes are an integral part of the consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                        Consolidated Statements of Income
                      (in thousands except per share data)
                                   (Unaudited)

                                            Three months ended March 31,
                                            ----------------------------
                                               2003             2002
                                             --------          --------

Revenue                                      $112,407          $ 94,476
Cost of services                               95,299            80,307
                                             --------          --------
       Gross profit                            17,108            14,169

Selling, general and administrative             9,225             7,648

Amortization                                      127               109
                                             --------          --------

       Income from operations                   7,756             6,412

Net interest income                                38                23
                                             --------          --------

Income before tax                               7,794             6,435

Income tax provision                            3,266             2,717
                                             --------          --------

Net income                                   $  4,528          $  3,718
                                             ========          ========


Earnings per share - basic                   $   0.36          $   0.30
                                             ========          ========

Weighted average shares - basic                12,451            12,298
                                             ========          ========


Earnings per share - diluted                 $   0.35          $   0.29
                                             ========          ========

Weighted average shares - diluted              13,012            12,978
                                             ========          ========



         The accompanying notes are an integral part of the consolidated financial statements.

                     Bright Horizons Family Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                           2003         2002
                                                                         --------     --------


Net income                                                               $  4,528     $  3,718

Adjustments to reconcile net income to net cash provided by operating activities:

           Depreciation and amortization                                    2,618        2,221
           Non cash expenses                                                   12           --
           Changes in assets and liabilities:
                 Accounts receivable                                       (4,489)         262
                 Prepaid expenses and other current assets                    856          164
                 Accounts payable and accrued expenses                     (5,329)      (2,024)
                 Income taxes payable                                      (1,294)      (1,428)
                 Deferred revenue                                             549        2,953
                 Accrued rent                                                 748            6
                 Other long-term assets                                      (102)         148
                 Other current and long-term liabilities                      272         (140)
                                                                         --------     --------

                     Net cash (used) provided by operating activities      (1,631)       5,880
                                                                         --------     --------

Cash flows from investing activities:
           Additions to fixed assets                                       (5,052)      (3,769)
                                                                         --------     --------
                     Net cash used in investing activities                 (5,052)      (3,769)
                                                                         --------     --------

Cash flows from financing activities:
           Proceeds from issuance of common stock from exercise
                of options                                                    756          549
           Proceeds from note payable                                         699           --
           Principal payments of long term debt and
                obligations under capital leases                             (116)         (36)
                                                                         --------     --------
                     Net cash provided by financing activities              1,339          513
                                                                         --------     --------

Effect of exchange rate changes on cash and cash equivalents                    7           (4)
                                                                         --------     --------

Net(decrease) increase in cash and cash equivalents                        (5,337)       2,620

Cash and cash equivalents, beginning of period                             28,193       12,770
                                                                         --------     --------

Cash and cash equivalents, end of period                                 $ 22,856     $ 15,390
                                                                         ========     ========

Supplemental cash flow information:
      Cash payments for interest                                         $      7     $     29
                                                                         ========     ========

      Cash payments for income taxes                                     $  4,562     $  4,144
                                                                         ========     ========



         The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.D.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       The Company and Basis of Presentation

ORGANIZATION - Bright Horizons Family Solutions, Inc. (the "Company") was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. ("BRHZ") and CorporateFamily Solutions, Inc. ("CFAM") on July 24, 1998 (the "Merger".) The Company provides workplace services for employers and families including childcare, early education and strategic work/life consulting throughout the United States, Guam, Canada, the United Kingdom, and Ireland.

The Company operates its family centers under various types of arrangements, which generally can be classified in two forms: (i) the sponsor model, where the Company operates a childcare and early education center on the premises of a sponsor and gives priority enrollment to the sponsor's employees or affiliates, and (ii) the management model, where the Company manages a work-site childcare and early education center under a cost-plus arrangement, typically for a single employer.

BASIS OF PRESENTATION - The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and should be read in conjunction with the notes thereto.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of March 31, 2003, and the results of its operations for the three month periods ended March 31, 2003 and 2002, and its cash flows for the three month period ended March 31, 2003 and 2002, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

SEGMENT INFORMATION - The Company operates solely in one segment, providing workplace services to employers and families including childcare, early education and work/life consulting and generates in excess of 90% of revenue and operating profit domestically.

STOCK-BASED COMPENSATION - SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized as options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees and certain options issued in connection with acquisitions using the fair value method, in accordance with the provisions of SFAS No. 123. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through March 2003, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for periods ended March 31, 2003 and 2002.



Period Ended:                           March 31,          March 31,
                                          2003               2002
                                      -----------         -----------

Net income:
       As reported                    $ 4,528,000         $ 3,718,000
       Pro forma                      $ 3,612,000         $ 2,801,000
Earnings per share - Basic:
       As reported                    $      0.36         $      0.30
       Pro forma                      $      0.29         $      0.21
Earnings per share - Diluted:
       As reported                    $      0.35         $      0.29
       Pro forma                      $      0.28         $      0.20

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

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:


                                                           2003         2002
                                                         --------     --------
Expected dividend yield                                     0.0%         0.0%
Expected stock price volatility                            51.6%        51.6%
Risk free interest rate                                    1.90%        3.20%
Expected life of options                                 7.3 years    7.3 years
Weighted-average fair value per share of options
granted during the year
                                                        $ 14.54      $ 16.76


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

                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                                  2003             2002
                                                 -------          -------

Net income                                       $ 4,528          $ 3,718
Foreign currency translation adjustments            (347)             (36)
                                                 -------          -------
       Comprehensive income                      $ 4,181          $ 3,682
                                                 =======          =======



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

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


2.  Notes Payable

The Company entered into an agreement to develop a childcare and early education center, which will be funded by proceeds from a note payable, with a client, not to exceed $2.6 million. The note will bear interest at 5.75% and will be payable over a term of 54 months, commencing August 2003. Through March 31, 2003, the Company has borrowed approximately $699,000 of the amount available. This amount is secured by the Company's leasehold interest in the childcare center.


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

The following tables present information necessary to calculate earnings per share:

                                         Three months Ended March 31, 2003
                                   --------------------------------------------
                                    Earnings           Shares         Per Share
                                   (Numerator)      (Denominator)      Amount
                                   -----------      -------------     ---------
Basic earnings per share:
Income available to common
      stockholders                  $4,528,000       12,451,000       $   0.36
                                                                      ========
Effect of dilutive securities:
      Stock options                       --            561,000
                                    ----------       ----------
Diluted earnings per share          $4,528,000       13,012,000       $   0.35
                                    ==========       ==========       ========


                                         Three months Ended March 31, 2002
                                   --------------------------------------------
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
                                    ==========       ==========       ========

The weighted average number of shares excluded from the above calculations for the three months ended March 31, 2003 was approximately 306,000, as their effect would be anti-dilutive. There were no anti-dilutive shares in the three months ended March 31, 2002. For the three-month periods ended March 31, 2003 and 2002, the Company had no warrants or preferred stock outstanding.


4.  Commitments and Contingencies

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

The Company is guarantor on a lease for a childcare center that was transitioned to another provider. The lease guarantee expires in June 2006. Management estimates that its current obligations associated with this lease, including real estate taxes and related expenses, to be approximately $700,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See "Risk Factors" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference for a description of a number of risks and uncertainties, which could affect actual results.

General

The Company provides workplace services for employers and families, including child care, early education and strategic work/life consulting, operating 476 child care and early education centers at March 31, 2003. During the three-month period ending March 31, 2003, the Company opened 15 new centers and closed 4 centers. The Company has the capacity to serve approximately 55,000 children in 37 states, the District of Columbia, Canada, Guam, Ireland and the United Kingdom and has partnerships with many leading employers, including 82 Fortune 500 companies. Working Mother's 2002 list of the "100 Best Companies for Working Mothers" includes 54 clients of the Company. Historical revenue growth has resulted primarily from the addition of new centers as well as increased enrollment at existing centers. The Company reports its operating results on a calendar year basis.

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenue for the three-month periods ended March 31, 2003 and 2002:

                                                     Three Months Ended
                                                         March 31,
                                                    --------------------
                                                    2003           2002
                                                    -----          -----

        Revenue                                     100.0%         100.0%
        Cost of services                             84.8           85.0
                                                    -----          -----
             Gross profit                            15.2           15.0
        Selling, general & administrative             8.2            8.1
        Amortization                                  0.1            0.1
                                                    -----          -----
             Income from operations                   6.9            6.8
        Net interest income (expense)                 0.0            0.0
                                                    -----          -----
        Income before income taxes                    6.9            6.8
        Income tax provision                          2.9            2.9
                                                    -----          -----
        Net income                                    4.0%           3.9%
                                                    =====          =====

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenue. Revenue increased $17.9 million, or 19.0%, to $112.4 million for the three months ended March 31, 2003 from $94.5 million for the three months ended March 31, 2002. The growth in revenues is primarily attributable to the net addition of 78 family centers since March 31, 2002, modest growth in the existing base of family centers and tuition increases at existing centers of approximately 4% to 5%.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the family center level. Gross profit increased $2.9 million, or 20.7%, to $17.1 million for the three month period ended March 31, 2003 from $14.2 million for the three months ended March 31, 2002. As a percentage of revenue, gross profit increased to 15.2% for the three months ended March 31, 2003 compared to 15.0% for the three months ended March 31, 2002.

The modest increase in gross profit margins for the three-month period ended March 31, 2003 compared to the same period in 2002 resulted from increased enrollment in the Company's ramping centers, cost savings attributable to labor management at the Company's domestic centers, and growth in the Company's European operations, which produce a higher profit margin than domestic centers. As noted above, the Company's operations are subject to seasonal variation and, as a result, the Company expects gross profit to approximate 14.7% to 14.8% for the full year in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative("SG&A") expenses consist of regional and district management personnel, corporate management and administrative functions, and development expenses for new and existing centers. Selling, general and administrative expenses increased $1.6 million, or 20.6%, to $9.2 million for the three months ended March 31, 2003 from $7.6 million for the three months ended March 31, 2002. As a percentage of revenue, SG&A expenses increased to 8.2% for the three months ended March 31, 2003 from 8.1% for the same period in 2002.

The dollar increase in SG&A expenses is primarily attributable to investments, both domestic and international, in regional and divisional management, as well as general corporate and administrative personnel necessary to support long-term growth. SG&A expenses, as a percentage of revenue, increased during the current quarter in connection with the integration of businesses acquired in Europe in the latter half of 2002. The Company expects SG&A spending, as a percentage of revenue, to remain in the 8.1% to 8.2% range in 2003.

Amortization. Amortization expense totaled $128,000 for the three months ended March 31, 2003, as compared to $109,000 in the same period for 2002.

Income from Operations. Income from operations totaled $7.8 million for the three months ended March 31, 2003, an increase of $1.4 million, or 21.0%, from $6.4 million in the same period for 2002 as a result of the factors discussed above.

Net Interest Income. Net interest income was approximately $38,000 for the three months ended March 31, 2003 as compared to $23,000 for the three months ended March 31, 2002. The increase in net interest income in 2003 from 2002 is attributable to higher levels of invested cash in 2003.

Income Tax Provision. The Company's effective income tax rate was approximately 41.9% for the three-month period ended March 31, 2003 and 42.2% for the three-month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company's primary sources of liquidity have been existing cash balances and cash flow from operations, supplemented by borrowing capacity under the Company's revolving line of credit. The Company had a working capital deficit of $5.1 million and $8.7 million as of March 31, 2003 and December 31, 2002, respectively.

Cash used in operations was $1.6 million for the three months ended March 31, 2003, as compared to $5.8 million of cash provided by operations for the three months ended March 31, 2002. The decrease is primarily the result of increases in client accounts receivable due to the timing of client invoicing and collections, as well as reductions in accounts payable and accrued expenses, primarily accrued salaries, which vary according to the payroll cycle.

Cash used in investing activities increased to $5.1 million for the three months ended March 31, 2003 from $3.8 million for the three months ended March 31, 2002. This was a result of an increase of $1.3 million in fixed asset additions in 2003 as compared to the same period in 2002. Of the $5.1 million of fixed asset additions for the three months ended March 31, 2003, approximately $2.9 million relates to new family centers, with the remainder utilized for the refurbishment of existing family centers. Management expects the current level of center related fixed asset spending to remain the same or increase slightly in 2003.

Cash provided by financing activities totaled $1.3 million for the three months ended March 31, 2003 compared to $513,000 in the three months ended March 31, 2002. The Company received $756,000 from stock option exercises in the three months ended March 31, 2003, as compared to $549,000 in the same period in 2002. The Company also received approximately $699,000 in proceeds from a note payable to fund the construction of a client sponsored center.

Management believes that funds provided by operations and the Company's existing cash and cash equivalent balances and borrowings available under its line of credit will be adequate to meet planned operating and capital expenditure needs for at least the next 12 months.


OTHER REPORTING MATTERS

We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities, and related party/certain other disclosures, and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

There have been no material changes in the Company's investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


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

There have been no changes in the Company's foreign operations that would materially alter the disclosures on foreign currency exchange risk made in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the date of this quarterly report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed in this report regarding the Company and its consolidated subsidiaries has been made known to them by others within Company.

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

     Not applicable

     ITEM 5.      Other information:

     Not applicable

     ITEM 6.      Exhibits and Reports on Form 8-K:

                  (a) Exhibits:

                           99.1 Certificate of Chief Executive Officer relating to Quarterly Report on Form 10-Q for period ended March 31, 2003.

                           99.2 Certificate of Chief Financial Officer relating to Quarterly Report on Form 10-Q for period ended March 31, 2003.


                  (b) Reports on Form 8-K

                      Not Applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 15, 2003

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

Date: May 15, 2003

                                   /s/ David H. Lissy
                                ---------------------------------
                                David H. Lissy
                                Chief Executive Officer

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

Date: May 15, 2003

                                   /s/ Elizabeth J. Boland
                                ---------------------------------
                                Elizabeth J. Boland
                                Chief Financial Officer

                                  EXHIBIT INDEX



99.1 Certificate of Chief Executive Officer relating to Quarterly Report on Form 10-Q for period ended March 31, 2003.

99.2 Certificate of Chief Financial Officer relating to Quarterly Report on Form 10-Q for period ended March 31, 2003.