Form 10-Q
period 2003-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2003-08-14
CIK 1060559

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

Commission File Number 0-24699

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	62-1742957

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Talcott Avenue South
Watertown, Massachusetts 02472
(Address of principal executive offices)

(617) 673-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 12,785,080 shares of common stock, $.01 par value, at August 8, 2003.

FORM 10-Q

Bright Horizons Family Solutions, Inc.
Consolidated Balance Sheets
(in thousands except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$38,468	$28,193
Accounts receivable, net	26,952	22,564
Prepaid expenses and other current assets	5,982	4,603
Current deferred tax asset	9,745	9,745

Total current assets	81,147	65,105
Fixed assets, net	93,428	88,472
Goodwill and other intangible assets, net	40,480	39,946
Non-current deferred tax asset	7,231	7,231
Other assets	840	536

Total assets	$223,126	$201,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	$155	$162
Accounts payable and accrued expenses	53,979	48,835
Deferred revenue, current portion	24,154	21,531
Income tax payable	93	1,309
Other current liabilities	2,394	1,993

Total current liabilities	80,775	73,830
Long-term debt and obligations under capital leases, net of current portion	2,111	380
Accrued rent	2,496	1,955
Other long-term liabilities	4,317	4,503
Deferred revenue, net of current portion	10,342	10,995

Total liabilities	100,041	91,663

Stockholders’ equity:
Preferred Stock: 5,000,000 authorized, none issued or outstanding
Common Stock $.01 par value
Authorized: 30,000,000 shares Issued: 13,208,000 and 12,950,000 shares at June 30, 2003 and December 31, 2002, respectively
Outstanding: 12,691,000 and 12,433,000 at June 30, 2003 and December 31, 2002, respectively	132	129
Additional paid in capital	88,597	85,512
Treasury stock, 517,000 shares, at cost	(7,560)	(7,560)
Cumulative translation adjustment	2,600	1,885
Retained earnings	39,316	29,661

Total stockholders’ equity	123,085	109,627

Total liabilities and stockholders’ equity	$223,126	$201,290

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Income
(in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$117,047	$99,954	$229,454	$194,430
Cost of services	99,031	84,997	194,330	165,304

Gross profit	18,016	14,957	35,124	29,126
Selling, general and administrative	9,225	8,139	18,450	15,787
Amortization	88	74	215	183

Income from operations	8,703	6,744	16,459	13,156
Net interest income	77	12	115	35

Income before tax	8,780	6,756	16,574	13,191
Income tax provision	3,653	2,797	6,919	5,514

Net income	$5,127	$3,959	$9,655	$7,677

Earnings per share — basic	$0.41	$0.32	$0.77	$0.62

Weighted average shares — basic	12,600	12,384	12,526	12,341

Earnings per share — diluted	$0.39	$0.30	$0.74	$0.59

Weighted average shares — diluted	13,240	13,091	13,127	13,035

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,

	2003	2002

Net income	$9,655	$7,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,237	4,529
Loss on disposal of fixed assets	62	—
Non cash expenses	374	—
Changes in assets and liabilities:
Accounts receivable	(4,327)	1,736
Prepaid expenses and other current assets	(1,342)	(778)
Accounts payable and accrued expenses	5,256	6,338
Income taxes payable	(1,194)	(529)
Deferred revenue	1,356	4,041
Accrued rent	316	68
Other long-term assets	(60)	(28)
Other current and long-term liabilities	367	(7)

Net cash provided by operating activities	15,700	23,047

Cash flows from investing activities:
Additions to fixed assets	(10,596)	(8,874)
Proceeds from disposal of fixed assets	303	—
Cash payments for acquisitions, net of cash acquired	—	(17,398)

Net cash used in investing activities	(10,293)	(26,272)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of options	3,063	1,854
Proceeds from note payable	1,874	—
Principal payments of long term debt and obligations under capital leases	(150)	(265)

Net cash provided by financing activities	4,787	1,589

Effect of exchange rate changes on cash and cash equivalents	81	118

Net increase (decrease) in cash and cash equivalents	10,275	(1,518)
Cash and cash equivalents, beginning of period	28,193	12,770

Cash and cash equivalents, end of period	$38,468	$11,252

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

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and should be read in conjunction with the notes thereto.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of June 30, 2003, and the results of its operations for the three and six month periods ended June 30, 2003 and 2002, and its cash flows for the six month periods ended June 30, 2003 and 2002, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Segment Information - As of June 30, 2003, the Company operates solely in one segment, providing workplace services to employers and families including childcare, early education and work/life consulting and generates in excess of 90% of revenue and operating profit domestically.

Stock-Based Compensation - SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized as options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees and certain options issued in connection with acquisitions using the fair value method, in accordance with the provisions of SFAS No. 123. Had compensation cost for the stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for periods ended June 30, 2003 and 2002.

	June 30,	June 30,
	2003	2002

Period Ended:
Net income:
As reported	$9,655,000	$7,677,000
Pro forma	$7,855,000	$5,344,000
Earnings per share — Basic:
As reported	$0.77	$0.62
Pro forma	$0.63	$0.43
Earnings per share — Diluted:
As reported	$0.74	$0.59
Pro forma	$0.61	$0.42

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

	2003	2002

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	49.1%	51.6%
Risk free interest rate	1.99%	3.20%
Expected life of options	7.3 years	7.3 years
Weighted-average fair value per share of options granted during the year	$14.41	$16.42

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	For the Six Months Ended June 30,

	2003	2002

Net income	$9,655	$7,677
Foreign currency translation adjustments	715	535

Comprehensive income	$10,370	$8,212

Recently Issued Accounting Pronouncements —

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

2. Notes Payable

The Company entered into an agreement with a client to develop an early education center, which will be funded by proceeds from a note payable of approximately $2.6 million. The note will bear interest at 5.75% and will be payable over a term of 54 months, commencing August 2003, and is secured by the Company’s leasehold interest in the center. Through June 30, 2003, the Company has borrowed approximately $1.9 million of the amount available.

3. Earnings Per Share

Earnings per share has been calculated and presented in accordance with SFAS No. 128 “Earnings per Share.” The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.

The following tables present information necessary to calculate earnings per share:

	Three months Ended June 30, 2003 (In thousands, except per share data)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$5,127	12,600	$0.41

Effect of dilutive securities:
Stock options	—	640

Diluted earnings per share	$5,127	13,240	$0.39

	Three months Ended June 30, 2002

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$3,959	12,384	$0.32

Effect of dilutive securities:
Stock options	—	707

Diluted earnings per share	$3,959	13,091	$0.30

	Six months Ended June 30, 2003

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$9,655	12,526	$0.77

Effect of dilutive securities:
Stock options	—	601

Diluted earnings per share	$9,655	13,127	$0.74

	Six months Ended June 30, 2002

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$7,677	12,341	$0.62

Effect of dilutive securities:
Stock options	—	694

Diluted earnings per share	$7,677	13,035	$0.59

The weighted average number of shares excluded from the above calculations for the three and six months ended June 30, 2003 were approximately 11,000 and 158,000, respectively, and approximately 9,000 and 5,000 for the three and six months ended June 30, 2002, respectively, as their effect would be anti-dilutive. For the three and six month periods ended June 30, 2003 and 2002, the Company had no warrants or preferred stock outstanding

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

The Company is guarantor on a lease for a childcare center that was transitioned to another provider. The lease guarantee expires in June 2006. Management estimates that its current obligations associated with this lease, including real estate taxes and related expenses to be approximately $680,000.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. See “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference for a description of a number of risks and uncertainties, which could affect actual results.

General

The Company provides workplace services for employers and families, including child care, early education and strategic work/life consulting, operating 481 child care and early education centers at June 30, 2003. During the three-month period ending June 30, 2003, the Company added 9 new centers, and closed 4 centers, adding the ability to serve 700 children to its total capacity. The Company now has the capacity to serve approximately 56,000 children in 37 states, the District of Columbia, Canada, Guam, Ireland and the United Kingdom and has partnerships with many leading employers, including 84 Fortune 500 companies. Working Mother’s 2002 list of the “100 Best Companies for Working Mothers” includes 54 clients of the Company. Historical revenue growth has primarily resulted from the addition of child care and early education centers as well as increased enrollment at existing child care and early education centers. The Company reports its operating results on a calendar year basis.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenue for the three and six month periods ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	84.6	85.0	84.7	85.0

Gross profit	15.4	15.0	15.3	15.0
Selling, general & administrative	7.9	8.1	8.0	8.1
Amortization	0.1	0.1	0.1	0.1

Income from operations	7.4	6.8	7.2	6.8
Interest income	0.1	0.0	0.0	0.0

Income before income taxes	7.5	6.8	7.2	6.8
Income tax provisions	3.1	2.8	3.0	2.9

Net income	4.4%	4.0%	4.2%	3.9%

Three and Six Months Ended June 30, 2003 Compared to the Three and Six Months Ended June 30, 2002

Revenue. Revenue increased $17.0 million, or 17.1%, to $117.0 million for the three months ended June 30, 2003 from $100.0 million for the three months ended June 30, 2002. Revenue increased $35.1 million, or 18.0%, to $229.5 million for the six months ended June 30, 2003 from $194.4 million for the six months ended June 30, 2002. The growth in revenues is primarily attributable to the net addition of 25 centers since June 30, 2002, which correlates to a 7% increase in overall capacity, modest growth in the existing base of centers, and average tuition increases of 4% at existing centers.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $3.0 million, or 20.5%, to $18.0 million for the three month period ended June 30, 2003 from $15.0 million for the three months ended June 30, 2002. As a percentage of revenue, gross profit increased to 15.4% for the three months ended June 30, 2003 compared to 15.0% for the three months ended June 30, 2002. Gross profit increased $6.0 million, or 20.6%, to $35.1 million for the six months ended June 30, 2003 from $29.1 million for the six months ended June 30, 2002. As a percentage of net revenues, gross profit increased to 15.3% for the six months ended June 30, 2003, compared to 15.0% for the same period in 2002.

The increase in gross profit margins for the three and six month periods ended June 30, 2003 compared to the same periods in 2002 resulted from enrollment gains at the Company’s centers that are ramping to mature operating levels, the ability to maintain price increases and the controlled management of personnel costs at the Company’s domestic centers. The Company expects gross margins for the full year in 2003 to approximate 14.8% to 15.1% due to the seasonal effects of the business during the summer months.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SGA”) consist of regional and district management personnel, corporate management and administrative functions, and business development expenses. Selling, general and administrative expenses increased $1.1 million, or 13.3%, to $9.2 million for the three months ended June 30, 2003 from $8.1 million for the three months ended June 30, 2002. As a percentage of revenue, SGA expenses decreased to 7.9% for the three months ended June 30, 2003 from 8.1% for the same period in 2002. SGA expenses increased $2.7 million, or 16.9%, to $18.5 million for the six months ended June 30, 2003 from $15.8 million for the six months ended June 30, 2002. As a percentage of net revenues, SGA expenses decreased to 8.0% for the six months ended June 30, 2003 from 8.1% for the six months ended June 30, 2002.

The dollar increase in SGA expenses is primarily attributable to investments in regional and divisional management as well as general corporate and administrative personnel necessary to support long-term growth, primarily related to expansion and integration of the Company’s European operations. Selling, general and administrative expenses, as a percentage of revenue, decreased during the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 as a result of a larger revenue base and increased leveraging of overhead costs. In total, the Company projects SGA expenses, as a percentage of revenue, to approximate 7.9% to 8.1% of revenue for 2003.

Amortization. Amortization expense on intangible assets other than goodwill totaled $88,000 for the three months ended June 30, 2003, as compared to $74,000 in the same period for 2002. For the six month period ended June 30, 2003, amortization expense totaled $215,000 compared to $183,000 in the period ended June 30, 2002.

Income from Operations. Income from operations totaled $8.7 million for the three months ended June 30, 2003, an increase of $2.0 million, or 29.0%, from $6.7 million in the same period for 2002. For the six months ended June 30, 2003, income from operations increased $3.3 million, or 25.1%, to $16.5 million from $13.2 million in the same period for 2002. These increases are primarily the result of the revenue and gross margin improvements indicated above.

Net Interest Income. Net interest income was approximately $77,000 for the three months ended June 30, 2003 as compared with $12,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003 the Company had net interest income of $115,000 as compared to net interest income of $35,000 for the six months ended June 30, 2002. The net interest income in 2003 arises from higher average levels of invested cash, offset by lower average investment yields in 2003 compared to 2002.

Income Tax Provision. The Company’s effective income tax rate was approximately 41.6% for the three-month period ended June 30, 2003 and 41.4% for the three-month period ended June 30, 2002. For the six months ended June 30, 2003 and 2002, the tax rate was approximately 41.8%, which approximates the projected rate for the full year in 2003.

Liquidity and Capital Resources

The Company’s primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been existing cash balances and cash flow from operations. The Company had working capital of $372,000 as of June 30, 2003 and a working capital deficit of $8.7 million at December 31, 2002.

Cash provided from operations totaled $15.7 million for the six months ended June 30, 2003 and $23.0 million for the six months ended June 30, 2002. The decrease is primarily the result of the timing and collections of accounts receivable and a smaller increase in deferred revenue in 2003 as compared to 2002, both of which were offset by a $2.0 million increase in net income.

Cash used in investing activities decreased to $10.3 million for the six months ended June 30, 2003 from $26.3 million for the six months ended June 30, 2002. The decrease was primarily the result of payments of $17.4 million for acquisitions made in 2002. The decrease in cash used in investing activities was slightly offset by an increase in fixed asset spending of approximately $1.7 million in the six month period ended June 30, 2003 as compared to the same period in 2002. Fixed assets additions in 2003 totaled $10.6 million of which approximately $6.9 million relates to new centers, with the remaining balance being primarily utilized for the refurbishment of existing centers. Management expects the current level of center related fixed asset spending to remain the same or increase slightly over the remainder of 2003.

Cash provided by financing activities totaled $4.8 million for the six months ended June 30, 2003 as compared to $1.6 million for the six months ended June 30, 2002. The Company received $3.1 million for stock option exercises in the six months ended June 30, 2003, as compared to $1.9 million in the same period in 2002. The Company also received approximately $1.9 million in proceeds from a note payable to fund the construction of a client-sponsored center. The Company has not borrowed from its line of credit in 2003.

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

Recently Issued Accounting Pronouncements —

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

There have been no changes in the Company’s foreign operations that would materially alter the disclosures on foreign currency exchange risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based on that evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have been materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings:

Not Applicable

ITEM 2. Changes in Securities and Use of Proceeds:

Not applicable

ITEM 3. Defaults Upon Senior Securities:

None

ITEM 4. Submission of Matters to a Vote of Security Holders:

The Company held its annual meeting of stockholders on June 3, 2003. At the annual meeting, the stockholders of the Company voted to elect three Class II directors for a term of three years and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:

Nominee	For	Against/Withheld

E. Townes Duncan	10,489,377	28,250
Sara Lawrence-Lightfoot	10,426,713	90,914
David H. Lissy	10,426,368	91,259

In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

Name	Term Expires

Fred K. Foulkes	2004
Linda A. Mason	2004
Ian M. Rolland	2004
Mary Ann Tocio	2004
Joshua Bekenstein	2005
JoAnne Brandes	2005
Roger H. Brown	2005

ITEM 5. Other information:

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

The following report on Form 8-K was filed with the SEC during the period April 1, 2003 through June 30, 2003:

On April 24, 2003, the Company furnished a Form 8-K under Item 9 (pursuant to Item 12) related to the Company’s press release announcing its first quarter earnings results.

The following report on Form 8-K was filed with the SEC subsequent to June 30, 2003 and prior to the date of this report:

On July 24, 2003, the Company furnished a Form 8-K under Item 9 (pursuant to Item 12) related to the Company’s press release announcing its second quarter earnings results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: August 14, 2003

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

By: /s/ Elizabeth J. Boland

Elizabeth J. Boland
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.