Form 10-Q
period 2003-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2003-11-14
CIK 1060559

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to _______________.

Commission File Number 0-24699

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	62-1742957

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Talcott Avenue South
Watertown, Massachusetts 02472
(Address of principal executive offices)

(617) 673-8000
(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 13,034,621 shares of common stock, $.01 par value, at November 10, 2003.

FORM 10-Q
INDEX

Bright Horizons Family Solutions, Inc.

Consolidated Balance Sheets
(in thousands except share data)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,279	$28,193
Accounts receivable, net	24,767	22,564
Prepaid expenses and other current assets	7,407	4,603
Current deferred tax asset	9,745	9,745

Total current assets	74,198	65,105
Fixed assets, net	97,122	88,472
Goodwill and other intangible assets, net	54,029	39,946
Non-current deferred tax asset	7,231	7,231
Other assets	709	536

Total assets	$233,289	$201,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations under capital leases	800	162
Accounts payable and accrued expenses	49,932	48,835
Deferred revenue, current portion	26,112	21,531
Income tax payable	1,130	1,309
Other current liabilities	4,551	1,993

Total current liabilities	82,525	73,830
Long-term debt and obligations under capital leases, net of current portion	2,026	380
Accrued rent	2,974	1,955
Other long-term liabilities	4,051	4,503
Deferred revenue, net of current portion	10,026	10,995

Total liabilities	101,602	91,663

Stockholders’ equity:
Preferred Stock: 5,000,000 authorized, none issued or outstanding
Common Stock $.01 par value
Authorized: 30,000,000 shares
Issued: 13,001,000 and 12,950,000 shares at September 30, 2003 and December 31, 2002, respectively
Outstanding: 13,001,000 and 12,433,000 shares at September 30, 2003 and December 31, 2002, respectively	130	129
Additional paid in capital	84,313	85,512
Treasury stock, 517,000 shares at cost at December 31, 2002	—	(7,560)
Cumulative translation adjustment	2,883	1,885
Retained earnings	44,361	29,661

Total stockholders’ equity	131,687	109,627

Total liabilities and stockholders’ equity	$233,289	$201,290

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.

Consolidated Statements of Operations
(in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$118,085	$105,385	$347,539	$299,815
Cost of services	100,178	90,459	294,508	255,763

Gross profit	17,907	14,926	53,031	44,052
Selling, general and administrative	9,122	8,527	27,572	24,314
Amortization	67	102	282	285

Income from operations	8,718	6,297	25,177	19,453
Net interest (expense) income	(33)	1	82	36

Income before tax	8,685	6,298	25,259	19,489
Income tax provision	3,640	2,549	10,559	8,063

Net income	$5,045	$3,749	$14,700	$11,426

Earnings per share – basic	$0.39	$0.30	$1.16	$0.92

Weighted average shares – basic	12,839	12,421	12,631	12,368

Earnings per share – diluted	$0.37	$0.29	$1.11	$0.88

Weighted average shares – diluted	13,524	13,028	13,261	13,032

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended

	September 30,	September 30,
	2003	2002

Net income	$14,700	$11,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,004	7,004
Non cash expenses	385	18
Loss on disposal of fixed assets	65	15
Changes in assets and liabilities:
Accounts receivable	(2,003)	(4,294)
Prepaid expenses and other current assets	(2,752)	(761)
Accounts payable and accrued expenses	1,180	2,710
Income taxes payable	(150)	(884)
Deferred revenue	(347)	4,722
Accrued rent	810	175
Other long-term assets	65	(45)
Other current and long-term liabilities	2,255	(709)

Net cash provided by operating activities	22,212	19,377

Cash flows from investing activities:
Additions to fixed assets	(16,787)	(11,948)
Proceeds from disposal of fixed assets	303	—
Cash payments for acquisitions, net of cash acquired	(10,351)	(16,050)

Net cash used in investing activities	(26,835)	(27,998)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of options	6,326	2,199
Purchase of treasury stock	—	(479)
Principal payments of long term debt and obligations under capital leases	(210)	(307)
Proceeds from note payable	2,493	—
Borrowing through line of credit	—	2,550
Repayments under line of credit	—	(2,150)

Net cash provided by financing activities	8,609	1,813

Effect of exchange rate changes on cash and cash equivalents	100	26

Net increase (decrease) in cash and cash equivalents	4,086	(6,782)
Cash and cash equivalents, beginning of period	28,193	12,770

Cash and cash equivalents, end of period	$32,279	$5,988

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.D. Notes to Consolidated Financial Statements (Unaudited)

1. The Company and Basis of Presentation

Organization – Bright Horizons Family Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. (“BRHZ”) and CorporateFamily Solutions, Inc. (“CFAM”) on July 24, 1998 (the “Merger”.) The Company provides workplace services for employers and families including child care, early education and strategic work/life consulting throughout the United States, United Kingdom, Canada, Guam and Ireland.

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to fairly present its financial position as of September 30, 2003, and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002, and its cash flows for the nine month periods ended September 30, 2003 and 2002, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Segment Information – As of September 30, 2003, the Company operates in one segment, providing services to employers and families including early care and education and work/life consulting and generates in excess of 90% of revenue and operating profit in the United States.

Stock-Based Compensation – SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized as options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees and certain options issued in connection with acquisitions using the fair value method, in accordance with the provisions of SFAS No. 123. Had compensation cost for the stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine month periods ended September 30, 2003 and 2002.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands except per share data)
Net income:
As reported	$5,045	$3,749	$14,700	$11,426
Pro forma	$4,221	$2,596	$12,076	$7,940
Earnings per share — Basic:
As reported	$0.39	$0.30	$1.16	$0.92
Pro forma	$0.33	$0.21	$0.96	$0.64
Earnings per share — Diluted:
As reported	$0.37	$0.29	$1.11	$0.88
Pro forma	$0.32	$0.20	$0.92	$0.62

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	46.6%	51.6%	46.6%	51.6%
Risk free interest rate	1.99%	3.20%	1.99%	3.20%
Expected life of options	6.8 years	7.3 years	6.8 years	7.3 years
Weighted-average fair value per share of options granted during the period	$—	$17.16	$13.37	$16.36

Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	For the Nine Months
	Ended September 30,

	2003	2002

Net income	$14,700	$11,426
Foreign currency translation adjustments	998	1,361

Comprehensive income	$15,698	$12,787

Recently Issued Accounting Pronouncements –

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard as of July 1, 2003 did not have an impact on the Company’s revenue recognition policies or its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB 51 (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be VIE when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. On October 9, 2003, the FASB deferred the implementation of FIN 46 until December 31, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003. The Company does not believe the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. Generally SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial position or results of operations.

2. Acquisitions

During the third quarter of 2003 the Company acquired the outstanding stock of one single-site child care and early education company, and purchased the assets of one multi-site and one single-site child care and early education company. The Company paid aggregate consideration of approximately $13.6 million, $10.4 million in the form of cash, and the assumption of net liabilities of approximately $3.2 million. The above acquisitions and the operating results of the acquired companies have been included in the Company’s consolidated results of operations from the respective dates of acquisition. A preliminary allocation of purchase prices has been based on the estimated fair value of the assets and liabilities acquired at the date of acquisition.

The acquisitions are not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented.

3. Notes Payable

The Company entered into an agreement with a client to develop an early care and education center, which was funded by proceeds from a note payable of approximately $2.5 million. The note bears interest at 5.75% and is repayable over a term of 54 months, commencing August 2003, and is secured by the Company’s leasehold interest in the center.

4. Treasury Stock

The Company retired the 517,000 shares of its Common Stock held in treasury in September 2003.

5. Earnings Per Share

Earnings per share has been calculated in accordance with SFAS No. 128 “Earnings per Share”, which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.

The following tables present information necessary to calculate earnings per share:

	Three months Ended September 30, 2003
	(in thousands, except per share data)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$5,045	12,839	$0.39

Effect of dilutive securities:
Stock options	—	685

Diluted earnings per share	$5,045	13,524	$0.37

	Three months Ended September 30, 2002
	(in thousands, except per share data)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$3,749	12,421	$0.30

Effect of dilutive securities:
Stock options	—	607

Diluted earnings per share	$3,749	13,028	$0.29

	Nine months Ended September 30, 2003
	(in thousands, except per share data)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$14,700	12,631	$1.16

Effect of dilutive securities:
Stock options	—	630

Diluted earnings per share	$14,700	13,261	$1.11

	Nine months Ended September 30, 2002
	(in thousands, except per share data)

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$11,426	12,368	$0.92

Effect of dilutive securities:
Stock options	—	664

Diluted earnings per share	$11,426	13,032	$0.88

The weighted average number of shares excluded from the above calculations for the nine months ended September 30, 2003 were approximately 105,000 and approximately 294,000 and 102,000 for the three and nine months ended September 30, 2002, respectively, as their effect would be anti-dilutive. There were no anti-dilutive shares excluded from the above calculations for the three months ended September 30, 2003. For the three and nine month periods ended September 30, 2003 and 2002, the Company had no warrants or preferred stock outstanding.

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

The Company is guarantor on a lease for a childcare center that was transitioned to another provider. The lease guarantee expires in June 2006. Management estimates that its current obligations associated with this lease, including real estate taxes and related expenses, are approximately $622,000.

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

General

The Company provides workplace services for employers and families, including child care, early education and strategic work/life consulting, operating 487 child care and early education centers at September 30, 2003. During the three-month period ending September 30, 2003, the Company added 9 new centers, and closed 3 centers adding capacity of approximately 1,600 spaces. The Company now has the capacity to serve approximately 57,500 children in 37 states, the District of Columbia, Canada, Guam, Ireland and the United Kingdom and has partnerships with many of the nation’s leading employers, including 84 Fortune 500 companies. Working Mother’s 2003 list of the “100 Best Companies for Working Mothers” includes 50 clients of the Company. Historical revenue growth has primarily resulted from the addition of child care and early education centers as well as increased enrollment at existing centers. The Company reports its operating results on a calendar year basis.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenue for the three and nine month periods ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	84.8	85.8	84.7	85.3

Gross profit	15.2	14.2	15.3	14.7
Selling, general & administrative	7.7	8.1	7.9	8.1
Amortization	0.1	0.1	0.1	0.1

Income from operations	7.4	6.0	7.3	6.5
Net Interest (expense) income	0.0	0.0	0.0	0.0

Income before income taxes	7.4	6.0	7.3	6.5
Income tax provisions	3.1	2.4	3.1	2.7

Net income	4.3%	3.6%	4.2%	3.8%

Three and Nine Months Ended September 30, 2003 Compared to the Three and Nine Months Ended September 30, 2002

Revenue. Revenue increased $12.7 million, or 12.1%, to $118.1 million for the three months ended September 30, 2003 from $105.4 million for the three months ended September 30, 2002. Revenue increased $47.7 million, or 15.9%, to $347.5 million for the nine months ended September 30, 2003 from $299.8 million for the nine months ended September 30, 2002. The growth in revenues is primarily attributable to the net addition of 25 centers since September 30, 2002, which correlates to a 7.5% increase in overall capacity, modest growth in the existing base of centers and average tuition increases of approximately 4% at existing centers.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $3.0 million, or 20.0%, to $17.9 million for the three month period ended September 30, 2003 from $14.9 million for the three months ended September 30, 2002. As a percentage of revenue, gross profit increased to 15.2% for the three months ended September 30, 2003 compared to 14.2% for the three months ended September 30, 2002. Gross profit increased $8.9 million, or 20.4%, to $53.0 million for the nine months ended September 30, 2003 from $44.1 million for the nine months ended September 30, 2002. As a percentage of net revenues, gross profit increased to 15.3% for the nine months ended September 30, 2003 compared to 14.7% for the same period in 2002.

The increase in gross profit margins for the three and nine month periods ended September 30, 2003 compared to the same periods in 2002 resulted from enrollment gains at the Company’s centers that are ramping to mature operating levels, the ability to maintain price increases and the controlled management of personnel costs at the Company’s domestic centers. The Company expects gross margins for the full year in 2003 to approximate 15.1%, slightly higher than the results in 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SGA”) consist of regional and district management personnel, corporate management and administrative functions, and business development expenses. SGA increased $0.6 million, or 7.0%, to $9.1 million for the three months ended September 30, 2003 from $8.5 million for the three months ended September 30, 2002. As a percentage of revenue, SGA decreased to 7.7% for the third quarter of 2003 compared to 8.1% for the same period in 2002. SGA increased $3.3 million, or 13.4%, to $27.6 million for the nine months ended September 30, 2003 from $24.3 million for the nine months ended September 30, 2002. As a percentage of net revenues, SGA decreased to 7.9% for the nine months ended September 30, 2003 from 8.1% for the same 2002 period.

The dollar increases in SGA for both the three month and nine month periods ended September 30, 2003 as compared to the same periods in 2002 are primarily attributable to investments in regional and divisional management, as well as general corporate and administrative personnel necessary to support long-term growth, primarily related to expansion and integration of the Company’s European operations. SGA, as a percentage of revenue, decreased during the three and nine month periods ended September 30, 2003, as compared to the three and nine month periods ended September 30, 2002 as a result of a larger revenue base and increased leveraging of overhead costs. In total, the Company projects SGA expenses, as a percentage of revenue, to approximate 8% for the full year in 2003.

Amortization. Amortization expense on intangible assets other than goodwill totaled $67,000 for the three months ended September 30, 2003, as compared to $102,000 in the same period for 2002. For the nine month period ended September 30, 2003, amortization expense totaled $282,000 compared to $285,000 in the period ended September 30, 2002. In connection with the acquisitions made in the second half of 2003, the Company would expect full year amortization in 2003 to approximate $450,000.

Income from Operations. Income from operations totaled $8.7 million for the three months ended September 30, 2003, an increase of $2.4 million, or 38.4%, from $6.3 million in the same period for 2002. For the nine months ended September 30, 2003, income from operations increased $5.7 million, or 29.4%, to $25.2 million from $19.5 million in the same period for 2002. These increases are primarily the result of the indicated revenue and gross margin improvements, as well as lower proportionate SGA expenses.

Net Interest (Expense) Income. Net interest expense was approximately $33,000 for the three months ended September 30, 2003 as compared with $1,000 of net interest income for the three months ended September 30, 2002. The Company had net interest income of $82,000 and $36,000 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in interest income for the three month period ended September 30, 2003 as compared to the same period in 2002 was principally the result of interest expense incurred in 2003 on a note payable to a client partially offset by higher average levels of invested cash. The increase in interest income for the nine months ended September 30, 2003 as compared to the same period in 2002 was due to higher average levels of invested cash, partially offset by lower average investment yields in 2003 as compared to 2002.

Income Tax Provision. The Company’s effective income tax rate was approximately 41.9% for the three month period ended September 30, 2003. The Company’s effective tax rate was approximately 41.8% and 41.4% for the nine months ended September 30, 2003 and 2002, respectively. The Company expects that the tax rate for 2003 will approximate 41.8%, consistent with the overall rate in 2002.

Liquidity and Capital Resources

The Company’s primary cash requirements are the ongoing operations of its existing centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been existing cash balances and cash flow from operations, supplemented by borrowing capacity under the Company’s revolving line of credit. The Company had a working capital deficit of $8.3 million as of September 30, 2003 and a working capital deficit of $8.7 million at December 31, 2002.

Cash provided from operations increased to $22.2 million for the nine months ended September 30, 2003, from $19.4 million for the nine months ended September 30, 2002. The increase is primarily the result of increases in net income, and the timing and collections of accounts receivable offset by an increase in prepaid expenses and other current assets for the nine months ended September 30, 2003 as compared to the same period in 2002.

Cash used in investing activities totaled $26.8 million for the nine months ended September 30, 2003 and $28.0 million for the nine months ended September 30, 2002. Cash payments for acquisitions amounted to $10.4 million in 2003 and $16.1 in 2002. Fixed asset additions totaled $16.8 million and $11.9 million, respectively, in the nine months ended September 30, 2003 and September 30, 2002. Of the $16.8 million in additions during 2003, approximately $11.1 million relates to new early care and education centers, with the remaining balance primarily utilized for the refurbishment of existing centers. Management expects the current level of center related fixed asset spending and cash used for acquisitions to remain the same or increase slightly over the remainder of 2003.

Cash provided by financing activities totaled $8.6 million for the nine months ended September 30, 2003 as compared to $1.8 million in cash provided by financing activities for the nine months ended September 30, 2002. The Company received $6.3 million for stock option exercises in the nine months ended September 30, 2003, as compared to $2.2 million in the same period in 2002. The Company also received approximately $2.5 million in proceeds from a note payable to fund the construction of a client-sponsored early care and education center. In the nine months ended September 30, 2002, the Company had net borrowings on its line of credit totaling $400,000 and payments of long-term debt totaling $307,000. The Company has not borrowed from its line of credit in 2003. The Company also purchased approximately 22,000 shares of its common stock for $479,000 in 2002, pursuant to its share repurchase program. The Company has not purchased any of its common stock in 2003.

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

Recently Issued Accounting Pronouncements

In November 2002, the EITF issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have an impact on the Company’s revenue recognition policies or its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB 51 (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”). An entity is considered to be a VIE when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. On October 9, 2003, the FASB deferred the implementation of FIN 46 until December 31, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003. The Company does not believe the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. Generally SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Foreign Currency Exchange Rate Risk

The Company’s exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, Canada and Ireland. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.

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

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based on that evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with Securities and Exchange Commission disclosure obligations. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have been materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings:

Not Applicable

ITEM 2. Changes in Securities and Use of Proceeds:

Not applicable

ITEM 3. Defaults Upon Senior Securities:

None

ITEM 4. Submission of Matters to a Vote of Security Holders:

Not applicable

ITEM 5. Other information:

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following report on Form 8-K was filed with the SEC during the period July 1, 2003 through September 30, 2003:

On July 24, 2003, the Company furnished a Form 8-K under Item 9 (pursuant to Item 12) related to the Company’s press release announcing its second quarter earnings results.

The following report on Form 8-K was filed with the SEC subsequent to September 30, 2003 and prior to the date of this report:

On October 29, 2003, the Company furnished a Form 8-K under Item 12 related to the Company’s press release announcing its third quarter earnings results and the Company’s prepared remarks delivered in a conference call subsequent to the release of the third quarter earnings results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: November 14, 2003

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

	By:	/s/ Elizabeth J. Boland

Elizabeth J. Boland Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.