Form 10-K
period 2003-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2004-03-15
CIK 1060559

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2003.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from_________________to____________________.

Commission file number 0-24699

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1742957

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

200 Talcott Avenue South
Watertown, MA 02472
(Address of principal executive offices)

(617) 673-8000
(Registrant’s telephone number, including area code)

(former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes [X]  No [  ]

As of March 11, 2004, there were outstanding 13,155,997 shares of the registrant’s common stock, $0.01 par value per share, which is the only outstanding capital stock of the registrant. As of June 30, 2003, the aggregate market value of the shares of common stock held by non-affiliates (excludes directors and executive officers of the registrant) of the registrant (based on the closing price for the common stock as reported on The Nasdaq National Market on June 30, 2003) was approximately $414,988,841.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders to be held on May 27, 2004 are incorporated by reference into Items 10, 11, 12, 13 and 14

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
FORM 10-K ANNUAL REPORT

Cautionary Statement About Forward-Looking Information

The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance and financial condition and include statements regarding: opportunities for growth; the number of early care and education centers expected to be added in future years; the profitability of newly opened centers; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; changes in the regulatory environment; the potential benefit of tax incentives for child care programs; and our projected operating cash flows. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes,” “expects,” “anticipates,” “plans,” “estimates”, “projects” or similar expressions are used in this report, the Company is making forward-looking statements.

Although we believe that the forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Important factors that could cause actual results to differ from expectations include, among others:

•	our inability to successfully execute our growth strategy;

•	the effects of general economic conditions;

•	competitive conditions in the early care and education industry;

•	loss of key client relationships or delays in new center openings;

•	subsidy reductions by key existing clients;

•	tuition price sensitivity;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services;

•	the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of a governmentally mandated universal child care benefit;

•	the availability of sites and/or licensing or zoning requirements that may make us unable to open new centers;

•	delays in identifying, executing or integrating key acquisitions;

•	our inability to successfully defend against or counter negative publicity associated with claims involving alleged incidents at our centers;

•	our inability to obtain insurance at the same levels, or at costs comparable to those incurred historically; and

•	other risk factors that are discussed in this report and, from time to time, in our other Securities and Exchange Commission reports and filings.

We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations that may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

ITEM 1. Business

OVERVIEW

Bright Horizons Family Solutions, Inc. (the “Company” or “Bright Horizons”) is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. The Company operates 509 early care and education programs for over 400 clients and has the capacity to serve more than 59,200 children in 37 states, the District of Columbia, Canada, Ireland and the United Kingdom. The early care and education center concept evolved from the more traditional child care center and is designed to serve a broader segment of the work-site population. The Company’s early care and education centers provide a number of services designed to meet the business objectives of the client and the family needs of the client’s employees. The Company’s services are designed to (i) address employers’ ever-changing workplace needs, (ii) enhance employee productivity, (iii) improve recruitment and retention of employees, (iv) reduce absenteeism and (v) help project the image as the employer of choice within the employer’s industry.

With the changing demographics of today’s workforce and the prevalence of dual career families, a growing number of corporations are creating family benefits to attract and retain employees and support them as parents. Bright Horizons provides center based child care, education and enrichment programs, elementary school education (kindergarten through fifth grade), backup care, before and after school care for school age children, summer camps, vacation care, and other family support services.

Bright Horizons serves many leading corporations, including 84 Fortune 500 companies at 174 centers. Working Mother’s 2003 list of the “100 Best Companies for Working Mothers” includes 50 clients of the Company. The Company’s clients include Abbott Laboratories, Inc., AstraZeneca, Bank of America, Bristol Myers Squibb, British Petroleum, Citigroup, Eli Lilly and Company, the European Commission, Glaxo SmithKline PLC, IBM, Johnson & Johnson, JP Morgan Chase, LandRover, Microsoft Corporation, Motorola, Pfizer, Inc., Reebok, SAS, S.C. Johnson & Son, Inc., Starbucks, Timberland, Time Warner, Universal Studios, Inc. and Wachovia Corp. The Company also provides services for well-known institutions such as Cambridge University, Duke University, JFK Medical Center, Johns Hopkins University, the International Monetary Fund, MIT, and the PGA and LPGA Tours. Bright Horizons operates multiple centers for 45 of its clients; 37 of these clients are in the United States and 8 of these clients are in the United Kingdom.

Bright Horizons Family Solutions, a Delaware corporation, was formed in connection with the merger (the “Merger”) on July 24, 1998, of Bright Horizons, Inc. and CorporateFamily Solutions, Inc., each of which were national leaders in the field of work-site child care services for the corporate market.

BUSINESS STRATEGY

Bright Horizons has gained recognition as a quality service provider and is well positioned to serve its clients due to its scale, track record of serving major corporate sponsors, established reputation, and position as a quality leader. The major elements of its business strategy are the following:

Corporate Sponsorship. Corporate sponsorship enables Bright Horizons to simultaneously address the three most important criteria used by parents to evaluate and select an early care and education provider: quality of care, locational convenience and cost. Corporate sponsorship helps reduce the Company’s start-up and operating costs and enables the Company to concentrate its investment in those areas that directly translate into high quality care, including faculty compensation, teacher-child ratios, curricula, continuing faculty education, facilities and equipment. Bright Horizons’ corporate-sponsored work-site facilities are conveniently located at or near the parents’ place of employment, and generally conform their hours of operation to the work schedule of the sponsor. Work-site early care and education centers allow parents to spend more time with their children, both while commuting and during the workday, and to participate in and monitor their child’s ongoing care and education. Finally, because corporate support generally defrays a portion of Bright Horizons’ start-up and/or operating costs, the Company is able to offer its customers high quality early care and education services at competitive tuition levels. Some corporations offer subsidized tuition to their employees as part of their overall benefits package.

Quality Leadership. The critical elements of Bright Horizons’ quality leadership focus include:

•	NAEYC Accreditation. Bright Horizons operates its early care and education centers to qualify for accreditation by the National Association for the Education of Young Children (“NAEYC”), a national organization dedicated to improving the quality of care and developmental education provided for young children. The Company believes that its commitment to meeting NAEYC accreditation is an advantage in the competition for corporate sponsorship opportunities due to the Company’s experience with an increasing number of potential and existing corporate sponsors that are requiring adherence to NAEYC criteria. NAEYC accreditation criteria cover a wide range of quantitative and qualitative factors, including, among others, faculty qualifications and development, staffing ratios, health and safety, and physical environment. NAEYC criteria generally are more stringent than state regulatory requirements. The majority of child care centers are not NAEYC-accredited, and Bright Horizons has more NAEYC-accredited work-site child development centers than any other provider. Over 80% of the Company’s domestic centers eligible for NAEYC accreditation have achieved this distinction.

•	High Teacher-Child Ratios. High teacher-child ratios are a critical factor in providing quality early education, facilitating more focused care and enabling teachers to forge relationships with children and their parents. Each child’s caregiver is responsible for monitoring a child’s developmental progress and tailoring programs to meet the child’s individual needs, while engaging parents in establishing and achieving goals. Bright Horizons is committed to maintaining the NAEYC-recommended teacher-child ratios for all age groups, with many early care and education centers exceeding the NAEYC recommended minimum ratios. By contrast, many center-based child care providers conform only to the minimum teacher-child ratios mandated by applicable governmental regulations, which are generally less intensive than NAEYC standards and vary widely from state to state.

•	Highly Qualified Center Directors and Faculty. Bright Horizons believes its faculty’s education and experience are exceptional when compared to other child care providers, which is enhanced by employee turnover rates that are less than the national average. Our typical center director has more than ten years of child care experience and a college degree in an education-related field, with many center directors holding advanced degrees. The Company has developed a training program for its employees that establishes minimum standards for its faculty. Teacher training is conducted in each early care and education center and includes orientation and ongoing training, including training related to child development and education, health, safety and emergency procedures. Training, designed to meet NAEYC training standards, is conducted on a regular basis at each early care and education center and on a company-wide basis. Management training is provided on an ongoing basis to all center directors and includes human resource management, risk management, financial management, customer service, and program implementation. Additionally, because Bright Horizons considers ongoing training essential to maintaining high quality service, centers have training budgets for their faculty that provide for in-center training, attendance at selected outside conferences and seminars, and partial tuition reimbursement for continuing education.

•	Innovative Curricula. Bright Horizons’ innovative, developmentally appropriate curricula distinguish it in an industry typically lacking educational programs. The Company is committed to improving upon the typical early education experience by creating a dynamic and interactive environment that stimulates learning and development. As part of its curricula the Company has developed “The World at Their Fingertips,” a comprehensive program that includes Language Works, Math Counts, Science Rocks, Our World, Growing Readers and ArtSmart; the goals of which are to prepare children for academic excellence and build the foundations for success in life, while providing a rich and rewarding childhood. Teachers prepare and rotate the various programs that provide large and small group experiences, extended projects, and field trips that are all designed to enrich the children’s learning. Teachers strive to create experiences appropriate for each child that provide both stimulation and challenge, which in turn help children find new answers and opportunities. Themes and directions emerge from the interests and experiences of the children, families, and teachers, which are incorporated into the children’s learning. The key concepts of The World at Their Fingertips curriculum include: high expectations for every child; prime times: the importance of adult-child interactions; planned child choice learning environments; emergent curriculum; developmentally appropriate instruction; learning made visible through documentation and display; full parent partnerships; and 21st century technology. The development of language, mathematical reasoning, and scientific thought are emphasized throughout all the learning centers. The Company uses learning centers, outdoor environments, projects, activities, and field trips, all of which are designed to allow children to independently explore, discover, and learn through their experiences. The Company believes its early childhood educational services meet or exceed the standards established by the National Academy of Early Childhood Programs (“NAECP”), a division of NAEYC.

•	Parent Support Mechanisms. Bright Horizon’s approach goes beyond the traditional scope of child care and early education and provides rich content and support mechanisms for parents. Through focus groups, parenting seminars, presentations, speaking engagements, e.family news (an electronically distributed parent newsletter), and periodicals the Company provides resources for parents to support many aspects of parenthood and family issues.

•	Attractive, Child-Friendly Facilities. Bright Horizons believes that attractive, home-like and child-friendly facilities are an important element in fostering high quality learning environments for children. The Company’s early care and education centers are generally custom-built and designed to be state of the art facilities that serve the children, families and teachers, and create a community of caring. Typical center design incorporates natural light, openness and direct access from the early care and education center to a landscaped playground with the objective of creating an environment that allows for the children to learn indoors and out. The Company devotes considerable effort to equipping its centers with child-sized amenities and indoor and outdoor play areas with age-appropriate materials and design, while taking full advantage of technology for both administrative and classroom use. Facilities are designed to be cost-effective and fit specific sites, budgets and clients’ needs.

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

GROWTH STRATEGY

The key elements of Bright Horizons’ global growth strategy are as follows:

Open Centers for New Corporate Sponsors. Bright Horizons’ sales force, as well as senior management, actively pursue potential new corporate sponsors, particularly in industries that provide work-site child care, early education and family support services as a standard benefit. Bright Horizons believes that its scale, resources, quality leadership and track record of serving corporate sponsors give it a competitive advantage in securing new corporate sponsorship relationships. As a result of the Company’s visibility as a high quality provider of work-site early care and education and family support services, prospective sponsors regularly contact Bright Horizons requesting proposals for operating an early care and education center.

Expand Relationships with Existing Corporate Sponsors. Bright Horizons aims to increase revenue from its existing corporate sponsor relationships by developing new centers for sponsors who have multiple corporate sites and offering additional services at its existing centers. Bright Horizons’ experience has been that corporate sponsors are more inclined to employ the Company on a multi-site basis following the successful operation of an initial early care and education center. The Company operates 200 early care and education centers at multiple sites for 45 sponsors. In addition, 24 clients are currently served by the Company’s Network Access Program, which enables the employees of a sponsor to access a network of the Company’s early care and education centers across the country.

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

Develop and Market Additional Services. Bright Horizons plans to continue to develop and market additional early childhood education and family support services, full and part-time child care, emergency back-up work-site child care (serving parents when their primary child care options are unavailable), the Network Access Program, Family Child Care Networks, seasonal services (extending hours at existing centers to serve sponsors with highly seasonal work schedules), school vacation clubs, summer programs, elementary school programs, before and after school care for school age children, vacation care and special event child care, and to add centers in areas where tuition levels can support the Company’s quality standards. Additionally, the Company often works with its sponsors to offer unique solutions and provide additional services, such as Conference Care, which allows Bright Horizon’s clients to offer child care services to their employees during specific special events which often involve multi-day activities.

Expand and Relocate Existing Child Care Centers. In areas where Bright Horizons has been successful in operating an early care and education facility, it seeks to expand existing facilities to accommodate demand and enhance its market presence. The Company also relocates successful programs to new locations to take advantage of new facilities and/or additional space.

At December 31, 2003, the Company had over 50 early care and education centers under development and scheduled to open over the next 12 to 24 months.

BUSINESS MODELS

Although the specifics of Bright Horizons’ contractual arrangements vary widely, they generally can be classified into two forms: (i) the management or cost plus model, where Bright Horizons manages a work-site early care and education center under a cost-plus agreement with a corporate sponsor, and (ii) the profit and loss (“P&L”) model, where the Company assumes the financial risk of the centers operations. The profit and loss model center generally operates under two forms: employer-sponsored or lease as more fully described below. Under each model type the Company retains responsibility for all aspects of operating the center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting accounts receivable.

The Management (Cost Plus) Model. Early care and education centers operating under management model contracts currently represent approximately 40% of Bright Horizons’ early care and education centers. Under the management model, the Company receives a management fee from a corporate sponsor and an operating subsidy to supplement tuition received from parents within an agreed upon budget. The sponsor typically provides for the facility, pre-opening and start-up costs, capital equipment and facility maintenance. The management model enables the corporate sponsor to have a greater degree of control with respect to budgeting, spending and operations.

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

The Profit and Loss (P&L or Sponsor) Model. Centers operating under the P&L model currently represent approximately 60% of Bright Horizons’ early care and education centers. Bright Horizons retains financial risk for P&L centers and is therefore subject to variability in financial performance due to fluctuating enrollment levels. The P&L model can be classified into two subcategories: (i) employer-sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor(s), and (ii) lease model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.

•	Employer-Sponsored Model. The employer-sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), or a consortium of employers, entering into a contract with the Company to provide early care and education at a facility located in or near the sponsor’s offices. The sponsor generally provides for the facilities or construction of the center, pre-opening expenses and assistance with start-up costs as well as capital equipment and initial supplies and, on an ongoing basis, may pay for maintenance and repairs. In some cases, the sponsor may also provide tuition assistance to the employees and minimum enrollment guarantees to the Company. Children of the sponsor’s employees typically are granted priority enrollment at the center. Operating contracts under the employer-sponsored model have terms that generally range from three to ten years, require ongoing reporting to the sponsor and, in some cases, limit annual tuition increases.

•	Lease Model. A lease model center is typically located in an office building or office park. The center serves as an amenity to the real estate developer’s tenants, giving the developer an advantage in attracting quality tenants to its site. In addition, the Company may establish a center in instances where it has been unable to cultivate sponsorship, or sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations where experience and demographics indicate that demand for the Company’s services exists. While the facility is open to general enrollment from the nearby community, the Company may also receive additional sponsorship opportunities from nearby employers wishing to provide child care benefits to their employees. Bright Horizons typically negotiates lease terms of 10 to 20 years, including the initial term and renewal options, and may receive discounted rent or tenant improvement allowances. Under the lease model, Bright Horizons typically operates its early care and education centers with few ongoing operating restrictions or reporting requirements

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

Center hours of operation are designed to match the schedules of the sponsor. Most centers are open ten to twelve hours a day, Monday through Friday, although some employer sponsors operate two or even three shifts at locations our centers serve. Typical hours of operation are from 7:00 a.m. to 6:00 p.m. Bright Horizons offers a variety of enrollment options, ranging from full-time (40-50 hours per week) to part-day and part-week options. The majority of children who attend the Company’s early care and education centers are enrolled on a full-time basis and are children of the employees or affiliates of the sponsor. The remaining enrolled children come from the surrounding community, where such enrollment is permitted under the terms of the contract.

Tuition depends upon the age of the child, the geographic location and the extent to which a corporate sponsor subsidizes tuition. In 2003, the average tuition rate for infants in the United States was $1,100 per month, for toddlers $1,015 per month and for preschoolers $825 per month. Tuition at most of Bright Horizons’ centers is payable in advance and is due either monthly or weekly. In some cases, parents can pay tuition through payroll deduction or through automated clearing house (“ACH”) withdrawals.

Facilities. The Company’s family centers are primarily operated in work-site locations and vary in design and capacity in accordance with sponsor needs and state and federal regulatory requirements. The Company’s United States based early care and education centers typically range from 6,000 to 12,000 square feet and have an average capacity of 128 children. The Company’s international locations average a capacity of 47 children. As of December 31, 2003, the Company’s centers had a total licensed capacity of approximately 59,200 children, with the smallest having a capacity of 10 children and the largest having a capacity of over 460 children.

Bright Horizons believes that attractive, spacious and child-friendly facilities with a home-like atmosphere are an important element in fostering a high quality learning environment for children. The Company’s early care and education centers are designed to be open and bright and to maximize visibility throughout the center. The Company devotes considerable resources to equipping its centers with child-sized amenities, indoor and outdoor play areas of age-appropriate materials and design, family hospitality areas and computer centers. Commercial kitchens are typically present in those centers that require hot meals to be prepared on site.

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

MARKETING

Bright Horizons markets its services to both corporate sponsors and parents. The Company’s sales force and senior management maintain relationships with larger customers and actively pursue potential new corporate sponsors across a wide variety of industry sectors. The Company’s sales force is organized on both a national and regional basis, and is responsible for identifying potential corporate sponsors, targeting real estate developers, identifying potential acquisitions and managing the overall sales process. As a result of Bright Horizons’ visibility as a high quality child care provider, potential sponsors regularly contact the Company requesting proposals. Bright Horizons competes for most employer-sponsorship opportunities via a request for proposal process. In addition, the Company’s board of directors, senior officers and advisory board members are involved at the national level with education, work/life and children’s services issues, and their prominence and involvement in such issues plays a key role in attracting new clients and developing additional services and products for existing clients.

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

COMPETITION

The market for early care and education services is highly fragmented and competitive. Bright Horizons experiences competition for enrollment and for sponsorship of its centers.

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

The Company’s biggest competitors in the United States include the employer-sponsored child care divisions of large child care chains that primarily operate residential child care centers such as Knowledge Learning Corp., KinderCare Learning Centers and La Petite Academy, Inc. In Europe, the Company also competes with Kids Unlimited, BUPA Childcare, and Busy Bees. Management believes that the Company is distinguished from its competitors by its primary focus on corporate clients and track record for achieving or maintaining high quality standards. Bright Horizons believes it is well-positioned to attract sponsors who wish to outsource the management of new or existing work-site early education centers due to the Company’s scale, established reputation, position as a quality leader and track record of serving major corporate sponsors. In addition, an increasing number of potential corporate sponsors are requiring adherence to NAEYC criteria.

EMPLOYEES

As of December 31, 2003, Bright Horizons employed approximately 16,000 employees (including part-time and substitute teachers), of whom approximately 400 were employed at the Company’s corporate, divisional and regional offices and the remainder were employed at the Company’s early care and education centers. Center employees include faculty and administrative personnel. The Company employed approximately 1,000 employees in Europe. Except for an agreement with a labor union that represents approximately 500 employees of the Company’s early care and education centers operated under an agreement with the United Auto Workers and Ford Motor Company, the Company does not have any agreements with labor unions. The Company believes that its relations with employees are good.

REGULATION

Childcare centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of teachers to children, faculty training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. In some jurisdictions, regulations have been enacted which establish requirements for employee background checks or other clearance procedures for employees of child care facilities. Center directors and regional managers are responsible for monitoring each center’s compliance with such regulations. Repeated failures by a center to comply with applicable regulations can subject it to sanctions, which can include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the center’s license to operate, and could require significant expenditures by the Company to bring its early care and education centers into compliance. In addition, state and local licensing regulations generally provide that the license held by the Company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to the applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense early care and education centers it may acquire in the future. Management believes the Company is in substantial compliance with all material regulations applicable to its business.

There are currently certain tax incentives for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 35% of certain child care expenses for “qualifying individuals” (as defined therein). The Company believes the fees paid to Bright Horizons for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. The amount of the qualifying child care expenses is limited to $3,000 for one child and $6,000 for two or more children, and, therefore, the maximum credit ranges from $600 to $1,050 for one child and from $1,200 to $2,100 for two or more children. In 2004, the credit will remain unchanged from 2003.

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

Dependence on Corporate Client Relationships. A significant portion of the Company’s business is derived from early care and education centers associated with corporate clients for whom the Company provides work-site family services for single or multiple sites pursuant to contractual arrangements. While the specific terms of such contracts vary, some contracts are subject to early termination by the corporate client without cause. While the Company has a history of consistent contract renewals, there can be no assurance that future renewals will be secured. The early termination or non-renewal of a significant number of contracts or the termination of a multiple-site corporate client relationship could have a material adverse effect on the Company’s business, results of operations and financial condition.

Changing Economic Conditions. The Company’s revenue and net income are subject to general economic conditions. A significant portion of the Company’s revenue is derived from employers who historically have reduced their expenditures for work-site family services during economic downturns. In addition, a significant percentage of the Company’s early care and education centers are sponsored by real estate developers offering on-site child care as an amenity to attract tenants to their sites. Changes in the supply and demand of real estate could adversely affect real estate developers’ willingness to subsidize child care operations at new or existing developments or their ability to obtain financing for developments offering lease model child care services. Should the economy weaken further or experience more significant recessionary conditions, corporate clients may reduce or eliminate their expenditures on work and family services, and prospective clients may not commit resources to such services. Over the last three to four years the Company has experienced a modest lengthening of the sales cycle, from 3 – 18 months to 3 – 24 months. In addition, should the size of an employer’s workforce be reduced the Company may have a smaller base of families it is able to offer its services to. The Company’s revenues depend, in part, on the number of dual income families and working single parents who require child care services. A deterioration of general economic conditions may adversely impact the Company because of the tendency of out-of-work parents to diminish or discontinue utilization of child care services. In addition, the Company may not be able to increase tuition at a rate consistent with increases in operating costs. Additionally, the Company’s operations in Canada, Ireland and the United Kingdom are subject to foreign currency risk, although these operations currently represent less than 10% of the Company’s overall revenues. These factors could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

In the competition for corporate clients, the Company primarily competes with other organizations that focus on the work-site segment of the child care market and with certain center-based child care chains that have divisions that compete for corporate opportunities. The Company also competes with a diverse group of large and small competitors for a range of child care and other work and family services including work/life, employee benefits and management consultants. Some of these competitors have significantly greater financial resources and may be willing to enter into contract models, invest initial capital in facilities or enter into other financial arrangements that are not consistent with the Company’s business strategy. Many of these competitors offer consulting, work-site child care and other services at lower prices than the Company. Increased competition for corporate relationships on a national or local basis could result in increased pricing pressure and/or loss of market share, thereby having a material adverse effect on the Company’s business, results of operations and financial condition, as well as its ability to attract and retain qualified early care and education center personnel and its ability to pursue its growth strategy successfully.

Risks Associated with Acquisitions. Acquisitions are an ongoing part of the Company’s growth strategy. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, not meeting financial objectives, additional investment, diversion of management’s attention, the dilutive effects of the issuance of the Company’s common stock (“Common Stock”) in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and assimilating acquisitions in the future.

Ability to Obtain and Maintain Insurance; Adverse Publicity. The Company currently maintains the following major types of insurance policies: workers’ compensation, commercial general liability including coverage for child abuse and molestation, automobile liability, commercial property coverage, student accident coverage, directors’ and officers’ liability coverage, employment practices liability, professional liability and excess “umbrella” liability. These policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. To date, the Company has been able to obtain insurance in amounts it believes to be appropriate. There can be no assurance that the Company’s insurance premiums will not increase in the future as a consequence of conditions in the insurance business or child care market generally or the Company’s experience in particular. As a result of adverse publicity concerning reported incidents of alleged child abuse and the length of time before the expiration of applicable statutes of limitations for the bringing of child abuse and personal injury claims (typically a number of years after the child reaches the age of majority), some operators of early care and education centers have had difficulty obtaining general liability insurance, child abuse liability insurance or similar liability insurance or have been able to obtain such insurance only at substantially higher rates. Any adverse publicity concerning reported incidents of child abuse at any child care centers, whether or not directly relating to or involving the Company, could result in decreased enrollment at the Company’s centers, termination of existing corporate relationships, inability to attract new corporate relationships or increased insurance costs, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Seasonality and Variability of Quarterly Operating Results. The Company’s revenue and results of operations fluctuate with the seasonal demands for child care. Revenue in the Company’s centers which have mature operating levels typically declines during the third quarter as a result of decreased enrollments in its early care and education centers as parents withdraw their children for vacations, as well as withdraw their older children in preparation for entry into elementary schools. There can be no assurance that the Company will be able to adjust its expenses on a short-term basis to minimize the effect of these fluctuations in revenue. The Company’s quarterly results of operations may also fluctuate based upon the number and timing of center openings and/or acquisitions, the performance of new and existing centers, the contractual arrangements under which centers are operated, the change in the mix of such contractual arrangements, the timing and level of consulting and development fees, center closings, competitive factors and general economic conditions. The inability of existing centers to maintain their current enrollment levels and profitability, the failure of newly opened centers to contribute to profitability and the failure to maintain and grow the consulting and development services could result in additional fluctuations in the future operating results of the Company on a quarterly or annual basis.

Impact of Governmental Regulation. The Company’s early care and education centers are subject to numerous federal, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum, hiring practices and compliance with health and safety standards. Failure of a center to comply with applicable regulations and requirements could subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the center’s license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its centers into compliance. In addition, state and local licensing regulations regularly provide that the license held by a family services company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to any applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense early care and education centers it may acquire in the future. There can be no assurance that government agencies will not impose additional restrictions on the Company’s operations, which could adversely affect the Company’s business, results of operations, and financial condition. Under the Internal Revenue Code, certain tax incentives are available to parents utilizing child care programs. Any change in such incentives could cause a number of parents to remove their children from the Company’s early care and education centers, which would adversely affect the Company’s business, results of operations and financial condition. In addition, certain tax incentives have been enacted for businesses providing child care to their employees. Any changes to such incentives could effect a sponsor’s willingness to continue or commence providing child care services to its employees, which could adversely affect the Company’s business, results of operations and financial condition. Although the Company expects to pay employees at rates above the minimum wage, increases in the federal minimum wage could result in a corresponding increase in the wages paid to the Company’s employees, which could adversely affect the Company’s business, results of operations and financial condition.

Impact of Governmental Universal Child Care Benefit. A universal federal child care program, which does not currently exist, could materially adversely affect the Company’s business, results of operations and financial condition. Federal, state or local child care benefit programs relying primarily on subsidies in the form of tax credits or other direct financial aid could provide the Company opportunities for expansion in additional markets; however, a universal benefit with governmentally mandated or provided child care could reduce the demand for early care services at the Company’s existing centers.

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

Potential Effect of Anti-Takeover Provisions. The Company’s Certificate of Incorporation and Bylaws contain certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest or otherwise. These provisions establish staggered terms for members of the Company’s Board of Directors and include advance notice procedures for stockholders to nominate candidates for election as directors of the Company and for stockholders to submit proposals for consideration at stockholders’ meetings. In addition, the Company is subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which limits transactions between a publicly held company and “interested stockholders” (generally, those stockholders who, together with their affiliates and associates, own 15% or more of a company’s outstanding capital stock). This provision of the DGCL may have the effect of deterring certain potential acquisitions of the Company. The Company’s Certificate of Incorporation provides for 5,000,000 authorized but unissued shares of preferred stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Company’s Board of Directors without any further action by stockholders.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names, ages, titles and principal occupations and employment for the past five years of the executive officers of the Company:

Roger H. Brown, 47 – Co-Chairman of the Board. Mr. Brown has served as a director of the Company since its inception in 1998 and has also served as Executive Chairman of the Board since January 2002. Mr. Brown was Chief Executive Officer of the Company from June 1999 to December 2001, and was President of the Company from July 1998 until May 2000. Mr. Brown co-founded Bright Horizons, Inc., and served as Chairman and Chief Executive Officer of Bright Horizons, Inc. from its inception in 1986 until the Merger. Prior to 1986, he worked as a management consultant for Bain & Company, Inc. Mr. Brown currently serves as a director of Horizons for Homeless Children, a non-profit organization that provides support for homeless children and their families, and Stand for Children, a non-profit organization dedicated to improving the quality of life for children. He also serves as a director of Stoneyfield Farm, Inc., the nation’s largest organic yogurt and ice cream company. He is also on the Board of Council for Professional Recognition, which grants a certificate for child development. Mr. Brown is the husband of Linda A. Mason.

Linda A. Mason, 49 – Co-Chairman of the Board. Ms. Mason has served as a director of the Company since its inception in 1998. Ms. Mason also served as Chairman of the Board from July 1998 until May 1999 when she became Co-Chairman of the Board. Ms. Mason co-founded Bright Horizons, Inc., and served as a director and President of Bright Horizons, Inc. from its inception in 1986 until the Merger. Prior to founding Bright Horizons, Inc., Ms. Mason was co-director of the Save the Children relief and development effort in Sudan and worked as a program officer with CARE in Thailand. Prior to 1986, Ms. Mason worked as a management consultant with Booz, Allen and Hamilton. Ms. Mason also is a director of Horizons for Homeless Children, a non-profit organization that provides support for homeless children and their families, Whole Foods Market, Inc., an owner and operator of natural and organic food supermarkets, and the Globe Newspaper Company, a subsidiary of The New York Times Company, which owns and publishes The Boston Globe. Ms. Mason is also a Fellow of the Yale Corporation and serves on the Advisory Board of the Yale University School of Management. Ms. Mason is the wife of Roger H. Brown.

David H. Lissy, 38 – Chief Executive Officer. Mr. Lissy has served as a director of the Company since November 2001 and has also served as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. He joined Bright Horizons, Inc. as Vice President of Development in September 1997. Prior to joining Bright Horizons, Inc., Mr. Lissy served as Senior Vice President/General Manager at Aetna U.S. Healthcare, the employee benefits division of Aetna, Inc., in the New England region. Prior to that role, Mr. Lissy was Vice President of Sales and Marketing for U.S. Healthcare and had been with U.S. Healthcare in various sales and management roles since 1987.

Mary Ann Tocio, 55 – President and Chief Operating Officer. Ms. Tocio has served as a director of the Company since November 2001 and has also served as Chief Operating Officer of the Company since its inception in 1998. Ms. Tocio was appointed President in June 2000. Ms. Tocio joined Bright Horizons, Inc. in 1992 as Vice President and General Manager of Child Care Operations. She was appointed Chief Operating Officer of Bright Horizons, Inc. in November 1993, and remained as such until the Merger. From 1983 to 1992, Ms. Tocio held several positions with Wellesley Medical Management, Inc., including Senior Vice President of Operations, where she managed more than 100 ambulatory care centers nationwide.

Elizabeth J. Boland, 44 – Chief Financial Officer and Treasurer. Ms. Boland joined Bright Horizons, Inc. in 1997 and served as Chief Financial Officer until the Merger at which point she served as Senior Vice President of Finance for the Company. Ms. Boland has served as Chief Financial Officer of the Company since June 1999. From 1994 to 1997, Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President-Finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse LLP in Boston, completing her tenure as a senior audit manager.

Stephen I. Dreier, 61 – Chief Administrative Officer and Secretary. Mr. Dreier has served as Chief Administrative Officer and Secretary of the Company since the Merger. He joined Bright Horizons, Inc. as Vice President and Chief Financial Officer in 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons, Inc.’s Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer, a position that he held until the Merger. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company. Prior to that time, Mr. Dreier served as Manager of Financial Control for the Westinghouse Worldwide Construction Product Group.

ITEM 2. Properties

As of December 31, 2003, Bright Horizons operated 509 centers in 37 states and the District of Columbia, Canada, Ireland, and the United Kingdom, of which thirty were owned and the remaining were operated under leases or operating agreements. The leases typically have terms ranging from five to twenty years with various expiration dates, often with renewal options, with most leases having an initial term of five to ten years. Some of the leases provide for contingent payments if the center’s operating revenues, profits or enrollment exceed a specified level. The Company’s twenty-six domestically owned early care and education centers are located in Chandler and Tempe, Arizona; San Jose, California; Glastonbury and Orange, Connecticut; Tampa, Florida; Alpharetta, Georgia; Deer Park, Illinois; Foxborough and Quincy, Massachusetts; Fishkill and White Plains, New York; Cary, Raleigh, and Durham, North Carolina; Pittsburgh, Pennsylvania; Austin, Texas and Bellevue, Washington. The Company also owns four early care and education centers in the following European locations: Dublin, Ireland; Bootle, Edinburgh and Livingston, United Kingdom. Certain properties are subject to mortgages to secure performance under terms of operating agreements with client sponsors.

Bright Horizons leases approximately 43,000 square feet for its corporate offices in Watertown, Massachusetts under an operating lease that expires in 2010. The Company subleases approximately 13,000 square feet of this facility to third parties. The Company also has operating leases with terms that expire from January 5, 2005 to May 1, 2011 on approximately 27,000 square feet for administrative offices in California, Florida, Illinois, Maryland, New Jersey, Tennessee, Texas, Washington and in the United Kingdom.

The following table summarizes the locations of Bright Horizons’ early care and education centers as of December 31, 2003:

Alabama	2	Nevada	4
Arizona	4	New Hampshire	2
California	50	New Jersey	29
Colorado	1	New York	18
Connecticut	23	North Carolina	24
Delaware	9	Ohio	8
District of Columbia	7	Oregon	1
Florida	24	Pennsylvania	15
Georgia	12	Rhode Island	2
Illinois	35	South Carolina	2
Indiana	9	South Dakota	1
Iowa	5	Tennessee	7
Kentucky	4	Texas	19
Louisiana	1	Utah	1
Maine	4	Virginia	6
Maryland	7	Washington	17
Massachusetts	47	Wisconsin	9
Michigan	13	Canada	1
Minnesota	1	Ireland	6
Missouri	8	United Kingdom	68
Nebraska	3

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of calendar year 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “BFAM.” The table below sets forth the high and low quarterly sales prices for the Company’s Common Stock as reported in published financial sources for each quarter during the last two years:

Price Range of Common Stock

	2003		2002
	High	Low	High	Low
Fourth Quarter	$44.55	$36.63	$29.09	$24.05
Third Quarter	42.98	32.08	34.25	21.35
Second Quarter	34.00	27.76	34.02	26.52
First Quarter	30.25	23.35	30.00	25.80

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

The number of stockholders of record at March 4, 2004 was 146, and does not include those stockholders who hold shares in street name accounts.

ITEM 6. Selected Financial Data

The following financial information has been compiled from the Company’s consolidated financial statements, which combine financial position and operating results as of and for the years ended December 31:

	2003	2002	2001	2000(1)	1999
Statement of income data (in thousands except per share amounts):
Revenue	$472,756	$407,532	$345,862	$291,143	$243,290
Amortization (2)	548	377	2,213	1,904	913
Income from operations	34,583	26,249	20,021	16,446	12,843
Income before taxes	34,645	26,273	19,936	15,772	13,558
Net income	20,014	15,319	11,527	9,212	7,927
Diluted earnings per share	$1.50	$1.18	$0.90	$0.74	$0.63
Weighted average diluted shares outstanding	13,373	13,025	12,798	12,522	12,586
Financial position at year end (in thousands except per share amounts):
Working (deficit) capital	$(2,269)	$(8,725)	$(3,547)	$(6,265)	$3,342
Total assets	247,065	201,290	161,018	136,895	107,073
Long-term debt, including current maturities	2,661	542	890	581	687
Common stockholders’ equity	145,506	109,627	89,417	75,283	62,286
Dividends per common share	—	—	—	—	—
Operating data at year end
Early care and education centers managed	509	465	390	345	300
Licensed capacity	59,228	53,830	48,337	43,069	37,150

(1)	The Company recognized a non-recurring charge of $704,000 ($412,000 after tax) in connection with a writedown in the value of certain equity investments made by the Company.

(2)	The Company ceased amortizing goodwill and intangible assets with indefinite lives upon the adoption of SFAS No. 142 in 2002.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY AND GENERAL DISCUSSION

Bright Horizons is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of December 31, 2003, the Company managed 509 early care and education centers, with over 50 early care and education centers under development. The Company has the capacity to serve more than 59,200 children in 37 states, the District of Columbia, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including 84 Fortune 500 companies and 50 of Working Mother Magazine’s “100 Best Companies for Working Mothers” in 2003. The Company’s United States centers average a capacity of 128 children per location or 55,700 in total capacity. In Europe and Canada, center capacity averages approximately 47 children per location or 3,500 in total capacity. At the end of 2003, 60% of the Company’s centers were profit and loss (P&L) models and 40% were management (cost plus) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

The Company currently operates 435 early care and education centers in North America and 74 early care and education centers in the United Kingdom and Ireland. In 2000, the Company began operating in Europe through the acquisitions of Nurseryworks Limited, which operated nine child care centers in the greater London area, and Circle of Friends, based in Ireland, which operated two child care centers. The acquisitions of the Red Apple Nursery Group and Kinderquest Ltd. in 2002 collectively added 52 additional early care and education centers and solidified the Company’s position as a leading provider of work-site child care in the United Kingdom. In 2001, the Company commenced operations in Canada upon the opening of an early care and education center in the Toronto area.

The Company operates centers for a diversified group of clients. At December 31, 2003, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers
Consumer	8%
Financial Services	16%
Government	13%
Healthcare	10%
Higher Education	3%
Industrial/Manufacturing	6%
Office Park Consortiums and Other	28%
Pharmaceutical	6%
Technology	10%

Despite continued softness in the economy, the Company was able to continue its pattern of year over year growth in revenue and net income in 2003 by executing on its growth strategy to add centers for new and existing clients, to expand service offerings to clients, to pursue strategic acquisitions and to assume the management of existing child care centers. Several factors contributed to this performance. Over the past several years, the Company has focused its selling efforts on counter-cyclical industries, which include healthcare, higher education and governmental agencies. In addition, the Company has consistently been able to supplement organic growth through acquisitions and transitions of existing programs from clients or other providers. The enrollment and revenue generated from these programs is typically at levels comparable to a mature center. Barring any major changes in economic conditions, the Company is projecting continued revenue growth in 2004, primarily through the addition of new early care and education centers, although the opening of new centers is subject to a number of conditions and factors, including, among others, construction timing, sponsor needs and weather conditions.

Complementing the 16% revenue growth, the Company substantially improved both operating margins and net income in 2003. The improvement is due to the confluence of several factors. First, the Company has consistently been able to increase tuitions in advance of operating cost increases. Second, the improvement can be attributed to the contribution of transitions of management and acquisitions of new centers to the growth mix. These centers do not have the extended ramp-up period associated with newly established P&L model centers, which typically incur losses in the early stages of building enrollment. Third, the Company has been successful in managing its personnel costs without impacting the quality of care delivered. Lastly, the Company has continued to be able to leverage its overhead as a percentage of revenue. The improvements in operating margins were offset by losses in the Company’s European operations, which were due to their early stage of development as well as investments in both infrastructure and the integration of the operations. The Company expects that with additional center growth and the continued ramp up of enrollment in newer centers its European operations will generate operating contribution in the next 18-24 months.

The Company believes that changing demographics of the workforce will drive employers to continue to make investments in work/life support benefits, such as work-site child care, in order to remain competitive over the long run. This trend, along with an under-supply of high quality child care available to working parents and increasing awareness of the importance of early education is expected to drive continued growth in the Company’s early care and education business.

New Centers. In 2003, the Company added 60 early care and education centers with a net capacity of 5,400 children, 16 of which are operating under the P&L employer-sponsored model, 22 of which are operating under the P&L lease model and 22 of which are operating under the management (cost plus) model. Of these center additions, 27 were added through acquisition, 13 through transition from previous management and 20 were new centers developed by Bright Horizons, generally in conjunction with a client. In the same period, the Company closed 16 centers that were either not meeting operating objectives or transitioned to other service providers. The Company currently has over 50 centers under development, scheduled to open over the next 12 to 24 months, and would expect to be operating over 550 centers at the end of 2004.

Center Economics. The Company’s revenue is principally derived from the operation of early care and education centers, and to a lesser extent, other services including consulting services. Early care and education center revenues consist of parent fees for tuition, amounts paid by sponsors to subsidize parent fees, management fees paid by client sponsors and, to a lesser extent, payments from government agencies. Revenue growth has primarily resulted from the addition of new early care and education centers through internal growth and acquisitions, and to a lesser extent due to increased enrollment and tuition, and expanded programs at existing centers. Parent fees comprise the largest component of a center’s revenue and are billed on a monthly or weekly basis, and are generally payable in advance. The parent fees are typically comparable to or slightly higher than prevailing area market rates for tuition. Amounts paid by sponsor clients are payable monthly and may be dependent on a number of factors such as enrollment, the extent to which the sponsor wishes to subsidize parent fees, the quality enhancements a sponsor wishes to make in the operations of the center, and budgeted amounts. Management fees are generally fixed and payable monthly. Tuition, management fees, and fees for priority enrollment rights paid in advance are recorded as deferred revenue and are recognized as earned. Under each model type the Company retains responsibility for all aspects of operating the center including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting accounts receivable.

Although the specifics of Bright Horizons’ contractual arrangements vary widely, they generally can be classified into two forms: (i) the management or cost plus model, where Bright Horizons manages a work-site early care and education center under a cost-plus agreement with a corporate sponsor, and (ii) the profit and loss (“P&L”) model, where the Company assumes the financial risk of the centers operations. The profit and loss model center generally operates under two forms: employer-sponsored or lease as more fully described below. Under each model type the Company retains responsibility for all aspects of operating the center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting accounts receivable.

The Management (Cost Plus) Model. Early care and education centers operating under management model contracts currently represent approximately 40% of Bright Horizons’ early care and education centers. Under the management model, the Company receives a management fee from a corporate sponsor and an operating subsidy to supplement tuition received from parents within an agreed upon budget. The sponsor typically provides for the facility, pre-opening and start-up costs, capital equipment and facility maintenance. The management model enables the corporate sponsor to have a greater degree of control with respect to budgeting, spending and operations. Management contracts require the Company to satisfy certain periodic reporting requirements and generally range in length from one to five years, with some terminable by the sponsor without cause or financial penalty. The Company is responsible for maintenance of quality standards, recruitment of center directors and faculty, implementation of curricula and programs and interaction with parents.

The Profit and Loss (P&L or Sponsor) Model. Centers operating under the P&L model currently represent approximately 60% of Bright Horizons’ early care and education centers. Bright Horizons retains financial risk for P&L centers and is therefore subject to variability in financial performance due to fluctuating enrollment levels. The P&L model can be classified into two subcategories: (i) employer-sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor(s), and (ii) lease model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.

•	Employer-Sponsored Model. The employer-sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), or a consortium of employers, entering into a contract with the Company to provide early care and education at a facility located in or near the sponsor’s offices. The sponsor generally provides for the facilities or construction of the center, pre-opening expenses and assistance with start-up costs as well as capital equipment and initial supplies and, on an ongoing basis, may pay for maintenance and repairs. In some cases, the sponsor also provides tuition assistance to the employees and minimum enrollment guarantees to the Company. Children of the sponsor’s employees typically are granted priority enrollment at the center. Operating contracts under the employer-sponsored model have terms that generally range from three to ten years, require ongoing reporting to the sponsor and, in some cases, limit annual tuition increases.

•	Lease Model. A lease model center is typically located in an office building or office park. The center serves as an amenity to the real estate developer’s tenants, giving the developer an advantage in attracting quality tenants to its site. In addition, the Company may establish a center in instances where it has been unable to cultivate sponsorship, or sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations where experience and demographics indicate that demand for the Company’s services exists. While the facility is open to general enrollment from the nearby community, the Company may also receive additional sponsorship opportunities from nearby employers wishing to provide child care benefits to their employees. Bright Horizons typically negotiates lease terms of 10 to 20 years, including the initial term and renewal options, and may receive discounted rent or tenant improvement allowances. Under the lease model, Bright Horizons typically operates its early care and education centers with few ongoing operating restrictions or reporting requirements.

Cost of services consists of direct expenses associated with the operation of early care and education centers and with the delivery of consulting services. Cost of services consist primarily of staff salaries, taxes and benefits; food costs; program supplies and materials; parent marketing; and occupancy costs. Personnel costs are the largest component of a center’s operating costs, and comprise approximately 80% of a center’s operating expenses. The Company is often responsible for additional costs in an employer-sponsored or lease model center that are often paid or provided directly by a client in centers operating under the management model, such as occupancy costs. As a result, personnel costs in centers operating under the employer-sponsored or lease models will often represent a smaller percentage of overall costs in early care and education centers when compared to the management model. Consulting cost of services are composed primarily of staff salaries, taxes and benefits; contract labor; and other direct operating expenses.

Selling, general and administrative expenses are composed primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting, legal and public reporting compliance fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses.

In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which discontinued the amortization of goodwill and intangible assets with indefinite lives. In prior years, amortization expense had been recognized over the period benefited by goodwill and intangible assets. Under the provisions of SFAS No. 142, the Company is required to amortize those intangible assets, which have definite lives.

Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company’s services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (P&L vs. management) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

RESULTS OF OPERATIONS

The following table has been compiled from the Company’s consolidated financial statements and sets forth statement of income data as a percentage of revenue for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of services	84.7	85.3	85.3

Gross profit	15.3	14.7	14.7
Selling, general and administrative	7.9	8.2	8.3
Amortization	0.1	0.1	0.6

Income from operations	7.3	6.4	5.8
Net interest income	—	—	—

Income before income taxes	7.3	6.4	5.8
Income tax expense	3.1	2.6	2.5

Net income	4.2%	3.8%	3.3%

Comparison of results for the year ended December 31, 2003 to the year ended December 31, 2002

Revenue. Revenue increased $65.3 million, or 16.0%, to $472.8 million in 2003 from $407.5 million in 2002. At December 31, 2003, the Company operated 509 early care and education centers, as compared with 465 at December 31, 2002, a net increase of 44 centers. Growth in revenue is primarily attributable to the net addition of new early care and education centers, additional enrollment in existing centers of approximately 1%-2%, and tuition increases of approximately 4%-5%. The acquisitions of the Brookfield Academy (“Brookfield”) in the third quarter of 2003 and Resources in Active Learning (“RAL”) in the fourth quarter of 2003 generated approximately $6 million in revenue in 2003, or approximately $20 million on an annualized basis.

Gross Profit. Gross profit increased $12.4 million, or 20.8%, to $72.3 million in 2003 from $59.9 million in 2002. Gross profit as a percentage of revenue increased from 14.7% in 2002 to 15.3% in 2003 due principally to tuition increases in excess of operating cost increases, and careful management of personnel costs, including the adjustment of staffing patterns to seasonably appropriate levels. The influence of a greater proportion of mature centers in the Company’s mix also had the effect of increasing overall margins as did the contributions from acquired centers and transitions of management. These gains in gross profit were partially offset by lower margins in the Company’s European operations, due in large part to the addition of several new P&L centers, which in the early stages incur losses until they reach mature operating levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $3.9 million, or 11.9%, to $37.2 million in 2003 from $33.3 million in 2002. The decrease as a percentage of revenue to 7.9% in 2003 from 8.2% in 2002 relates to a larger revenue base and increased overhead efficiencies. The dollar increase is primarily attributable to investments in regional and divisional management, as well as general corporate and administrative personnel, particularly the Company’s European operations which the Company believes are necessary to support long-term growth.

Amortization. Amortization expense totaled $548,000 in 2003, as compared to $377,000 in 2002. The increase relates to certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed in 2003, which are subject to amortization. Under the provisions of SFAS No. 142, the Company assessed its goodwill balances and intangible assets with indefinite lives and found no impairment at December 31, 2003 or 2002.

Income from Operations. Income from operations totaled $34.6 million in 2003, as compared with income from operations of $26.2 million in 2002, an increase of $8.4 million, or 31.7%. The increase in income from operations is due to the aforementioned increase in revenue and cost management. Operating income as a percentage of revenue increased to 7.3% in 2003, from 6.4% in 2002 due to the gross margin and overhead improvements.

Net Interest Income. Net interest income in 2003 totaled $62,000 as compared to net interest income of $24,000 in 2002. The increase in net interest income is attributable to higher levels of invested cash partially offset by lower average investment yields and interest expense incurred in 2003 on notes payable.

Income Tax Expense. The Company had an effective tax rate of 42.2% and 41.7% in 2003 and 2002, respectively. The increase in the effective tax rate in 2003 was principally due to the Company not recognizing certain losses from foreign operations. The Company expects that the tax rate for 2004 will approximate 42%, consistent with the overall rate in 2003.

Comparison of results for the year ended December 31, 2002 to the year ended December 31, 2001

Revenue. Revenue increased $61.6 million, or 17.8%, to $407.5 million in 2002 from $345.9 million in 2001. At December 31, 2002, the Company operated 465 early care and education centers, as compared with 390 at December 31, 2001, a net increase of 75 centers. Growth in revenue is primarily attributable to the net addition of new early care and education centers, growth and the maturation in the existing base of early care and education centers, and tuition increases of approximately 4% to 6%. The acquisitions of the Red Apple nursery group and Kinderquest Ltd. in the second quarter of 2002 added approximately $10 million in revenue in 2002.

Gross Profit. Gross profit increased $9.1 million, or 17.8%, to $59.9 million in 2002 from $50.8 million in 2001. Gross profit as a percentage of revenue remained consistent year over year at 14.7% due primarily to stable performance in the mature base of existing centers, the addition of new management model centers and centers acquired during the year, whose contributions offset the losses incurred by new and ramping up P&L model centers. Good labor cost management was offset slightly by higher costs related to the Company’s workers’ compensation and medical insurance plans.

Selling, General and Administrative Expenses. SG&A expenses increased $4.7 million, or 16.3%, to $33.3 million in 2002 from $28.6 million in 2001. The decrease as a percentage of revenue to 8.2% in 2002 from 8.3% in 2001 relates to a larger revenue base and increased overhead efficiencies. The dollar increase is primarily attributable to investments in regional management and operations personnel necessary to support long-term growth, and to a lesser degree to additional investments in sales personnel and finance and administrative support staff. In addition, expenses associated with expansion in the United Kingdom and the integration of the businesses acquired in the latter half of 2002 contributed to the overall dollar increase.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash requirements are for the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary source of liquidity has been from existing cash balances, which were $34 million at year end, and cash flow from operations. The Company’s cash balances are supplemented by borrowings available under the Company’s $25 million line of credit. The Company had working capital deficits of $2.3 million and $8.7 million at December 31, 2003 and 2002, respectively. The Company’s working capital deficits have primarily arisen from investments in fixed assets and acquisitions, which were paid in cash, that are of a long-term nature. The Company anticipates that it will continue to generate positive cash flows from operating activities in 2004 and that the cash generated will principally be utilized to fund ongoing operations of its new and existing early care and education centers and be sufficient to meet the Company’s financial obligations.

Cash provided by operating activities was $30.7 million, $46.1 million and $31.1 million for years ended December 31, 2003, 2002 and 2001, respectively. Although 2003 net income increased $4.7 million from 2002, this increase was more than offset by increases in accounts receivable and prepaid balances from 2002 levels. The increase in accounts receivable is attributable to revenue growth, the timing and collection of client receivables, and is of a normal and recurring nature. In addition, the Company’s balance in deferred revenue (after adjusting for the effect of acquisitions) decreased from 2002 levels. The Company entered into fewer arrangements in 2003 than in prior years that required payment in advance by clients. Lastly, due to improvements in processing vendor amounts, accounts payable and accrued expenses decreased to levels similar to those in 2001. Amounts in accounts payable and accrued expenses attributable to personnel costs payable also increased at a lower rate in 2003 as compared to 2002.

Cash used in investing activities was $35.2 million for the year ended December 31, 2003 compared to $31.6 million and $22.2 million for the years ended December 31, 2002 and 2001, respectively. The increase in 2003 was principally due to payments made for acquisitions, which totaled $16.5 million in 2003 compared to $14.6 and $1.2 million in 2002 and 2001, respectively. Additionally, fixed asset additions increased to $19.1 million in 2003 from $17.0 million in 2002. The increase in cash used in investing activities between 2002 and 2001 of $9.4 million was primarily the result of an increase in acquisitions from $1.2 million in 2001 compared to $14.6 million in 2002 offset partially by lower fixed asset additions in 2002 as compared to 2001. Of the $19.1 million of fixed asset additions in 2003, approximately $13.1 million relates to new early care education centers; of the remainder, approximately $4.4 million relates to the refurbishment and expansion of existing early care and education centers, with the balance expended for office expansion and investment in information technology in corporate, regional and district offices. In 2002, the comparable figures for fixed asset additions were $9.6 million related to new centers and $6.2 million related to existing centers, with the balance expended for office expansion and investment in information technology in corporate, regional and district offices. Management expects to maintain, or increase slightly, the current level of center related fixed asset spending through 2004.

Cash provided by financing activities totaled $10.1 million for the year ended December 31, 2003, compared to cash provided by financing activities of $800,000 in 2002 and cash used in financing activities of $4.7 million in 2001. The increase in cash provided by financing activities in 2003 relates to $8.0 million in proceeds from the exercise of stock options compared to $2.3 million in 2002 and $1.8 million in 2001. In addition, in 2003 the Company received approximately $2.5 million in proceeds from a note payable to fund the construction of a client-sponsored early care and education center. The increase in cash provided by financing activities in 2002, as compared to the cash used in financing activities in 2001, was the principally the result of net payments of $6.3 million on its lines of credit and short-term debt obligations in 2001.

In 1999, the Board of Directors approved a plan to repurchase up to a total of 1,250,000 shares of the Company’s Common Stock. At December 31, 2002 the Company had repurchased 516,890 shares for a total of $7.6 million all of which was retired in September 2003. Share repurchases under the stock repurchase program may be made from time to time with the Company’s cash in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of high quality commercial paper and institutional money market accounts. The carrying value of these instruments approximates market value due to their short maturities.

Contractual Cash Flows. The Company has contractual obligations for payments under operating leases and debt agreements payable as follows:

	Operating	Debt
	Leases	Obligations
2004	$16,974,000	$669,000
2005	16,154,000	700,000
2006	15,082,000	595,000
2007	13,233,000	630,000
2008	11,746,000	60,000
Thereafter	53,408,000	7,000

Total	$126,597,000	$2,661,000

The Company has two letters of credit guaranteeing certain rent and insurance obligations. The aggregate amounts of these arrangements total $321,000. No amounts have been drawn against these letters of credit by either party.

The Company has a $25.0 million revolving line of credit, which expires in 2005. Any amounts outstanding at the expiration of this facility convert to a term loan. There are currently no amounts outstanding on this facility.

Management believes that funds provided by operations and the Company’s existing cash and cash equivalent balances and borrowings available under its line of credit will be adequate to meet current operating and capital expenditures. However, if the Company were to make any significant acquisition(s) or investments in the purchase of facilities for new or existing early care and education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

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

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, as modified by Emerging Issues Task Force (“EITF”) No. 00-21 and SAB No. 104 which require that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. In those instances where the Company enters into arrangements with a client that involve multiple revenue elements, the arrangement is divided into separate elements of accounting, the arrangement consideration is allocated to these elements based on fair value and revenue recognition is considered separately for each individual element. In both the P&L model and the management model, revenues consist primarily of tuition paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenue also includes management fees paid by corporate sponsors. In the management model, in addition to tuition and management fee revenue, revenue is also recognized for operating subsidies paid either in lieu of or to supplement tuition. In all instances the Company retains responsibility for all operating aspects of the early care and education center including the hiring and paying of employees, contracting with vendors, purchasing supplies, and the collection of accounts receivable. Revenue is recognized as services are performed. In some instances the Company receives revenue in advance of services being rendered, which is deferred until the services have been provided.

Accounts Receivable. The Company generates accounts receivable from fees charged to parents and client sponsors, and to lesser degree governmental agencies. The Company monitors collections and payments from these customers and maintains a provision for estimated losses based on historical trends, in addition to amounts established for specific customer collection issues that have been identified. Amounts charged to this provision for uncollectible accounts receivable have historically been within the Company’s expectations, but there can be no assurance that future experience will be consistent with the Company’s past experience.

Goodwill and Intangibles. Accounting for acquisitions requires management to make estimates related to the fair value of assets and liabilities acquired, including the identification and valuation of intangible assets, with any residual balance being allocated to goodwill. Accounting for intangible assets requires management to make assessments concerning the value of these intangible assets, their estimated lives, and whether events or circumstances indicate that these assets have been impaired. On January 1, 2002 the Company adopted the provisions of SFAS No. 141, “Accounting for Business Combinations,” and SFAS No. 142, which, among other things, required the Company to discontinue the amortization of goodwill as well as intangible assets with indefinite lives. In lieu of recording amortization of goodwill and intangible assets with indefinite lives the Company is required to complete an annual assessment of goodwill and intangible assets for impairment. Should it be determined that any of these assets have been impaired, the Company would be required to record an impairment charge. The Company was not required to record an impairment charge in 2003; however, there can be no assurance that such a charge will not be recorded in 2004 or in future periods.

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

Income Taxes. Accounting for income taxes requires management to estimate its income taxes in each jurisdiction in which it operates. Due to differences in the recognition of items included in income for accounting and tax purposes for items such as deferred revenue, depreciation and certain expenses, temporary differences arise which are recorded as deferred tax assets or liabilities. The Company estimates the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates. Should any amounts be determined not to be recoverable, or assumptions change, the Company would be required to take a charge, which could have a material effect on the Company’s financial position or results of operations.

NEW PRONOUNCEMENTS

In November 2002, the EITF issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. In December 2003, the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition,” which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with EITF No. 00-21. The adoption of these standards did not have an impact on the Company’s revenue recognition policies or its financial position or results of operations.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (“FSP”) regarding FIN 46, which both clarified and modified FIN 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which will replace FIN 46 upon its effective date. The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The Company will defer adoption of FIN 46-R until March 31, 2004 but does not believe the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS No. 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position (FSP) 150-3. The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on the Consolidated Financial Statements.

MARKET RISK

Foreign Currency Risk. The Company’s exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, Ireland and Canada. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.

The assets and liabilities of the Company’s Canadian, Irish and United Kingdom subsidiaries, whose functional currencies are the Canadian dollar, Euro and British pound, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for the subsidiaries are included in the cumulative translation adjustment in stockholders’ equity. Management estimates that had the exchange rate in each country unfavorably changed 10% relative to the U.S. dollar, the Company’s consolidated earnings before taxes in 2003 would have decreased by approximately $500,000.

Interest Rate Risk. As of December 31, 2003, the Company’s investment portfolio primarily consisted of institutional money market funds, which due to their short maturities are considered cash equivalents. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments, which approximate $15.5 million at year end, have an average interest rate of approximately 1.4% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company’s investments in these investments and its other interest bearing accounts decreased by 100 basis points in 2003, the Company’s interest income for the year ended December 31, 2003 would have decreased by approximately $150,000. This estimate assumes that the decrease would have occurred on the first day of 2003 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company’s future interest income as a result of future changes in investment yields will depend largely on the gross amount of the Company’s investments.

The Company is also subject to interest rate risk under the terms of its line of credit, which have variable rates of interest. The impact on the Company’s future interest expense as a result of future changes in interest rates will depend largely on the gross amount of the Company’s borrowings. The Company did not borrow under its lines of credit in 2003 and thus a 100 basis point increase on the average interest rate on these lines would have had no impact on the Company’s interest expense for the year ended December 31, 2003.

INFLATION

The Company does not believe that inflation has had a material effect on its results of operation. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company holds no market risk sensitive trading instruments, for trading purposes or otherwise. For a discussion of the Company’s exposure to market risk, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.”

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Bright Horizons Family Solutions, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Bright Horizons Family Solutions, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 11, 2002.

/s/ PricewaterhouseCoopers LLP

February 12, 2004

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
February 11, 2002

Note: This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Bright Horizons Family Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K. See Exhibit 23.2 for further discussion.

Bright Horizons Family Solutions, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$33,899	$28,193
Accounts receivable, net of allowance for doubtful accounts of $2,130 and $1,392, respectively	27,937	22,564
Prepaid expenses and other current assets	7,204	4,603
Prepaid income taxes	356	—
Current deferred tax asset	11,657	9,745

Total current assets	81,053	65,105
Fixed assets, net	98,201	88,472
Goodwill, net	55,652	39,242
Other intangibles, net	5,679	704
Noncurrent deferred tax asset	5,829	7,231
Other assets	651	536

Total assets	$247,065	$201,290

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and obligations due under capital leases	$669	$162
Accounts payable and accrued expenses	52,378	48,835
Deferred revenue, current portion	26,610	21,531
Income taxes payable	—	1,309
Other current liabilities	3,665	1,993

Total current liabilities	83,322	73,830
Long-term debt and obligations due under capital leases, net of current portion	1,992	380
Accrued rent	2,757	1,955
Other long-term liabilities	4,060	4,503
Deferred revenue, net of current portion	9,428	10,995

Total liabilities	101,559	91,663

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value
Authorized: 30,000,000 shares
Issued: 13,085,000 and 12,950,000 shares at December 31, 2003 and 2002, respectively
Outstanding: 13,085,000 and 12,433,000 shares at December 31, 2003 and 2002, respectively	131	129
Additional paid-in capital	91,219	85,512
Treasury stock, 517,000 shares at cost, at December 31, 2002	—	(7,560)
Cumulative translation adjustment	4,481	1,885
Retained earnings	49,675	29,661

Total stockholders’ equity	145,506	109,627

Total liabilities and stockholders’ equity	$247,065	$201,290

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year ended December 31:
	2003	2002	2001
Revenue	$472,756	$407,532	$345,862
Cost of services	400,409	347,640	295,027

Gross profit	72,347	59,892	50,835
Selling, general and administrative	37,216	33,266	28,601
Amortization	548	377	2,213

Income from operations	34,583	26,249	20,021
Net interest income (expense)	62	24	(85)

Income before taxes	34,645	26,273	19,936
Income tax expense	14,631	10,954	8,409

Net income	$20,014	$15,319	$11,527

Earnings per share – basic	$1.57	$1.24	$0.95

Weighted average number of common shares — basic	12,737	12,383	12,189

Earnings per share – diluted	$1.50	$1.18	$0.90

Weighted average number of common and common equivalent shares – diluted	13,373	13,025	12,798

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

			Additional		Cumulative		Total
	Common Stock		Paid In	Treasury	Translation	Retained	Stockholders	Comprehensive
	Shares	Amount	Capital	Stock	Adjustment	Earnings	Equity	Income
Balance at December 31, 2000	12,069	$126	$79,398	$(7,081)	$25	$2,815	$75,283
Exercise of stock options	205	2	1,800	—	—	—	1,802
Options issued in connection with an acquisition	—	—	12	—	—	—	12
Stock-based compensation	—	—	17	—	—	—	17
Tax benefit from the exercise of stock options	—	—	905	—	—	—	905
Translation adjustment	—	—	—	—	(129)	—	(129)	$(129)
Net income	—	—	—	—	—	11,527	11,527	11,527

Comprehensive net income for the year ended December 31, 2001								$11,398

Balance at December 31, 2001	12,274	128	82,132	(7,081)	(104)	14,342	89,417
Exercise of stock options	181	1	2,330	—	—	—	2,331
Repurchase of common stock	(22)	—	—	(479)	—	—	(479)
Stock-based compensation	—	—	18	—	—	—	18
Tax benefit from the exercise of stock options	—	—	1,032	—	—	—	1,032
Translation adjustment	—	—	—	—	1,989	—	1,989	$1,989
Net income	—	—	—	—	—	15,319	15,319	15,319

Comprehensive net income for the year ended December 31, 2002								$17,308

Balance at December 31, 2002	12,433	129	85,512	(7,560)	1,885	29,661	109,627
Exercise of stock options	652	7	7,960	—	—	—	7,967
Retirement of treasury stock	—	(5)	(7,555)	7,560	—	—	—
Stock-based compensation	—	—	47	—	—	—	47
Tax benefit from the exercise of stock options	—	—	5,255	—	—	—	5,255
Translation adjustment	—	—	—	—	2,596	—	2,596	$2,596
Net income	—	—	—	—	—	20,014	20,014	20,014

Comprehensive net income for the year ended December 31, 2003								$22,610

Balance at December 31, 2003	13,085	$131	$91,219	$—	$4,481	$49,675	$145,506

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31:
	2003	2002	2001
Net income	$20,014	$15,319	$11,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,028	9,760	9,781
Non-cash expenses	77	18	17
Asset write-downs and (gain) loss on disposal of fixed assets	417	(28)	167
Deferred income taxes	(496)	(2,189)	(3,352)
Tax benefit realized from the exercise of stock options	5,255	1,032	905
Changes in assets and liabilities:
Accounts receivable	(5,016)	5,290	(2,777)
Prepaid expenses and other current assets	(2,544)	(153)	(485)
Prepaid income taxes	(356)	—	—
Accounts payable and accrued expenses	3,273	10,725	7,800
Income taxes payable	(1,313)	(356)	1,013
Deferred revenue	(729)	6,496	5,277
Accrued rent	613	141	172
Other assets	(14)	81	95
Other current and long-term liabilities	539	(62)	946

Net cash provided by operating activities	30,748	46,074	31,086

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(19,050)	(17,026)	(21,005)
Proceeds from the disposal of fixed assets	363	43	—
Payments for acquisitions, net of cash acquired	(16,528)	(14,623)	(1,162)

Net cash used in investing activities	(35,215)	(31,606)	(22,167)

Cash flows from financing activities:
Proceeds from the issuance of common stock	7,967	2,331	1,802
Purchase of treasury stock	—	(479)	—
Principal payments of long-term debt and obligations under capital leases	(418)	(1,080)	(237)
Proceeds from note payable	2,506	—	—
Principal payments of short-term debt	—	—	(1,109)
Borrowings under lines of credit	—	2,550	1,500
Payments under lines of credit	—	(2,550)	(6,690)

Net cash provided by (used in) financing activities	10,055	772	(4,734)

Effect of exchange rates on cash balances	118	183	(14)

Net increase in cash and cash equivalents	5,706	15,423	4,171
Cash and cash equivalents, beginning of period	28,193	12,770	8,599

Cash and cash equivalents, end of period	$33,899	$28,193	$12,770

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Notes To Consolidated Financial Statements
For the years ended December 31, 2003, 2002 and 2001

     1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization – Bright Horizons Family Solutions, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc., and Corporate Family Solutions, Inc., on July 24, 1998 (the “Merger”). The Company provides workplace services for employers and families including early care and education and strategic work/life consulting throughout the United States, Canada, Ireland and the United Kingdom.

The Company operates its early care and education centers under various types of arrangements, which generally can be classified in two forms: (i) the P&L model which can be either (a) employer-sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of a single employer sponsor or (b) a lease model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large and (ii) the management model, where the Company manages a work-site early care and education center under a cost-plus arrangement, typically for a single employer.

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

Business Risks – The Company is subject to certain risks common to the providers of early care and education services, including dependence on key personnel, dependence on client relationships, competition from alternate sources or providers of the Company’s services, market acceptance of work and family services, the ability to hire and retain qualified personnel and general economic conditions.

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

Fair Value of Financial Instruments and Concentrations of Credit Risk – Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, accounts receivable and the line of credit. The Company maintains its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides. The Company believes that no significant credit risk exists at December 31, 2003 or 2002, and that the carrying amounts of the Company’s financial instruments approximate fair market value.

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

Intangible Assets – Goodwill and other intangible assets principally consist of goodwill, various customer relationships and contract rights, non-compete agreements, and trade names.

The excess of the aggregate purchase price over the fair value of identifiable assets of businesses acquired (goodwill) is recorded on the Company’s books and tested annually for impairment. In addition, identified intangible assets with indefinite lives are recorded and reviewed annually to assess the estimated life of the intangible asset; if the life is determined to remain indefinite the asset is tested for impairment. Intangible assets with a determinable life are amortized on a straight-line basis over the estimated period benefited, ranging from two to twenty years.

Pursuant to the provisions of SFAS 141 “Business Combinations”, the Company is required to allocate the purchase price of acquired entities to identifiable assets and liabilities with the residual amount being allocated to goodwill. The identifiable assets can include intangible assets such as trade names and non-competes that are subject to valuation. In those instances where the Company has acquired a significant amount of intangible assets, management engages an independent third party to conduct the valuation. Valuation methodologies use amongst other things: estimates of expected useful life; projected revenues, operating margins and cash flows; and weighted average cost of capital.

Prior to 2002 the Company had amortized all intangible assets, including goodwill, over the estimated period of benefit ranging from two to twenty-five years.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on the fair value of the asset less any costs of disposal.

Deferred Revenue – Deferred revenue results from prepaid fees and tuitions, employer-sponsor advances and cash received on consulting or development projects in advance of services being performed. The Company is also party to agreements where the performance of services extends beyond the current operating cycle. In these circumstances, the Company records a long-term obligation and recognizes revenue over the period of the agreement as the services are rendered.

Other Current and Long-Term Liabilities – Other current and long-term liabilities consist primarily of deposits held pursuant to certain management contracts. Amounts also include parent fee deposits, unremitted employee withholdings and amounts payable under acquisition agreements.

Income Taxes – The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company does not recognize a tax benefit on losses in foreign operations where it does not have a history of profitability or on certain expenses, which only become deductible when paid, the timing of which is uncertain.

Revenue Recognition – Revenue is recognized as services are performed. In both the P&L model and the management model, revenue consists primarily of tuition paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenue also includes management fees paid by corporate sponsors. In the management model, in addition to tuition and management fees, revenue is also recognized for operating subsidies paid either in lieu of or to supplement tuition. Under each model type, the Company retains responsibility for all aspects of operating the center including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting accounts receivable.

The Company maintains contracts with its corporate sponsors to manage and operate their early care and education centers under various terms. The Company’s contracts are generally 3 to 10 years in length with varying renewal options. Management expects to renew the Company’s existing contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions.

Stock-Based Compensation – SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized as options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees and certain options issued in connection with acquisitions using the fair value method, in accordance with the provisions of SFAS No. 123. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through 2003, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net income:
As reported	$20,014,000	$15,319,000	$11,527,000
Pro forma	$16,464,000	$10,661,000	$8,053,000
Earnings per share – Basic:
As reported	$1.57	$1.24	$0.95
Pro forma	$1.29	$0.86	$0.66
Earnings per share – Diluted:
As reported	$1.50	$1.18	$0.90
Pro forma	$1.25	$0.83	$0.64

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	46.1%	51.6%	47.1%
Risk free interest rate	1.65%	3.20%	5.32%
Expected life of options	6.7 years	7.3 years	7.3 years
Weighted-average fair value per share of options granted during the year	$13.73	$16.42	$13.66

For the years ended December 31, 2003 and 2002, options to purchase 2,400 and 2,600 shares of common stock, respectively, were granted to members of the Company’s advisory board. There were no grants to the advisory board in 2001. These options were valued at approximately $35,000 and $42,000, respectively, using the Black-Scholes option pricing model. The Company recognized related compensation expense of approximately $47,000, $18,000 and $17,000 in its operating results for the years ended December 31, 2003, 2002 and 2001, respectively.

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

	2003	2002	2001
Net income	$20,014,000	$15,319,000	$11,527,000
Foreign currency translation adjustments	2,596,000	1,989,000	(129,000)

Comprehensive income	22,610,000	$17,308,000	$11,398,000

Segment Reporting – As of December 31, 2003, the Company operates in one segment, providing services to employers and families including early care and education and work/life consulting, and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.

New Pronouncements - In November 2002, the EITF issued EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 establishes three principles: revenue arrangements with multiple deliverables should be divided into separate units of accounting, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, and revenue recognition criteria should be considered separately for separate units of accounting. EITF No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. In December 2003, the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition,” which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with EITF No. 00-21. The adoption of these standards did not have an impact on the Company’s revenue recognition policies or its financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of VIE’s that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FSP’s regarding FIN 46, which both clarified and modified FIN 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which will replace FIN 46 upon its effective date. The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The Company will defer adoption of FIN 46-R until March 31, 2004 but does not believe the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS No. 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position (FSP) 150-3. The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on the Consolidated Financial Statements.

     2. ACQUISITIONS

In 2003, the Company acquired the outstanding stock of two single-site early care and education companies and purchased the assets of one multi-site and one-single site early care and education company based in the United States. Additionally, the Company purchased the stock of a management company with a multi-site management agreement for early care and education centers. The Company paid aggregate consideration of approximately $20.7 million, $16.5 million in the form of cash, net of cash acquired and the assumption of net liabilities and additional consideration due of approximately $3.8 million in connection with these acquisitions. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. The Company has made allocations of $120,000 to non-compete agreements, $38,000 to trade names with estimable lives and $3.7 million to customer relationships and contract rights, all of which will be amortized over periods of 2-10 years based on estimated lives. In addition, the Company recorded goodwill of $15.8 million and intangibles with indefinite lives of $170,000.

In 2002, the Company acquired the outstanding stock of two multi-site early care and education companies based in the United Kingdom, and purchased the assets of an affiliated single-site early care and education center. The Company also acquired substantially all of the assets of an additional early care and education center based in the United States. The Company paid aggregate consideration of approximately $14.6 million in cash net of cash acquired of $1.5 million, and assumed liabilities of approximately $4.1 million in connection with these acquisitions. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. The Company finalized the allocation of intangible assets in 2003 and allocated $108,000 to trade names, $52,000 to non-compete agreements and $1.2 million to customer relationships and contract rights which will be amortized over periods of 3-20 years based on estimated lives. In addition, the Company recorded goodwill of $13.5 million.

In 2001, the Company acquired substantially all the assets of one single-site, and one multi-site, early care and education company for aggregate consideration of approximately $1.2 million in cash, the issuance of a note payable to a seller totaling $550,000, and the assumption of liabilities of approximately $700,000. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Goodwill totaling approximately $2.1 million was recorded in the above transactions and $180,000 was allocated to intangible assets with determinable lives, which are being amortized over periods of 3 years. Based on the provisions of SFAS No. 142 applicable to acquisitions completed after July 1, 2001, goodwill and other intangible assets of approximately $700,000 were not subject to amortization in 2001.

The above transactions have been accounted for as purchases and the operating results of the acquired companies have been included from the respective dates of acquisition. The acquisitions were not material and therefore no pro-forma information has been presented.

     3. FIXED ASSETS

Fixed assets consist of the following:

	Estimated useful lives	December 31,	December 31,
	(years)	2003	2002
Buildings	20 – 40	$54,555,000	$49,323,000
Furniture and equipment	3 – 15	37,314,000	34,838,000
Leasehold improvements	3 / life of lease	41,432,000	30,711,000
Land	—	9,171,000	8,992,000

		142,472,000	123,864,000
Less accumulated depreciation and amortization		(44,271,000)	(35,392,000)

Fixed assets, net		$98,201,000	$88,472,000

Depreciation expense relating to fixed assets under capital leases approximated $8,000 and $12,000 for 2002 and 2001, respectively. The Company did not have any capital lease obligations in 2003.

     4. INTANGIBLE ASSETS

The Company adopted SFAS No. 142 on January 1, 2002 at which time amortization on goodwill and intangible assets with indefinite lives ceased. Upon adoption, the goodwill attributable to the Company’s United States and European reporting units were tested for impairment by comparing the fair value of each reporting unit, which was determined by estimating the present value of expected future cash flows, to its carrying value. Based on the Company’s estimates, no impairment existed upon adoption of SFAS No. 142.

In 2003, the Company performed its annual SFAS No. 142 impairment test and determined that no impairment loss should be recognized.

The changes in the carrying amount of net goodwill for the year ended December 31, 2003 are as follows:

Balance at January 1, 2003	$39,242,000
Net goodwill additions during the period	15,837,000
Transfers from goodwill to other intangibles from prior years	(1,254,000)
Foreign exchange translation adjustment	1,827,000

Balance at December 31, 2003	$55,652,000

The Company reclassified $1.3 million from goodwill balances related to prior year acquisitions to other intangible assets with definite useful lives in 2003.

The following table reflects intangible assets as of December 31, 2003, that are still subject to amortization under the provisions of SFAS No. 142:

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Non compete agreements	$3,480,000	$3,295,000	$185,000
Contractual rights and customer relationships	6,178,000	1,138,000	5,040,000
Trade names	893,000	609,000	284,000

	$10,551,000	$5,042,000	$5,509,000

In 2003, the Company recorded amortization expense of $548,000. The Company estimates that it will amortize the net carrying amount of existing intangible assets as follows over the next 5 years: $831,000 in 2004, $734,000 in 2005, $700,000 in 2006, $560,000 in 2007 and $550,000 in 2008.

In 2003, the Company recorded a trade name with a net carrying value of $170,000 which it determined has an indefinite useful life and is not subject to amortization under the provisions of SFAS No. 142. This trade name is subject to impairment testing annually and no impairment loss was recorded in 2003.

The following table reflects net income and earnings per share to exclude the amortization of goodwill and intangible assets with indefinite lives, net of tax, for the years ended December 31:

	2003	2002	2001

Net income, as reported	$20,014,000	$15,319,000	$11,527,000
Add: Goodwill amortization, net	—	—	1,476,000

Adjusted net income	$20,014,000	$15,319,000	$13,003,000
Basic earnings per share:
Net income, as reported	$1.57	$1.24	$0.95
Add: Goodwill amortization	—	—	0.12

Adjusted net income	$1.57	$1.24	$1.07
Diluted earnings per share:
Net income, as reported	$1.50	$1.18	$0.90
Add: Goodwill amortization	—	—	0.12

Adjusted net income	$1.50	$1.18	$1.02

     5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2003	2002
Accounts payable	$1,182,000	$3,762,000
Accrued payroll and employee benefits	33,371,000	29,282,000
Accrued insurance	7,632,000	5,474,000
Accrued other expenses	10,193,000	10,317,000

	$52,378,000	$48,835,000

     6. LINES OF CREDIT AND SHORT-TERM DEBT

In June 2002, the Company renewed and amended its unsecured revolving credit agreement. The credit facility consists of a $25 million revolving line of credit, expiring on June 30, 2005; any outstanding indebtedness at that date will be converted into a three-year term loan. At the Company’s option, the line of credit will bear interest at either i) Prime or ii) LIBOR plus a spread based on debt levels and coverage ratios. The Company is also required to pay a fee on any unused portion of the line of credit at the rate of 0.125% per annum. The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios, and prohibits the payment of dividends without bank approval. The Company was in compliance with all covenants at December 31, 2003 and 2002. The weighted average interest rate related to amounts outstanding was 4.75% in 2002. The Company had no outstanding amounts due on its line of credit at December 31, 2003 or December 31, 2002. There were no borrowings on the Company’s line of credit in 2003.

     7. LONG-TERM DEBT AND OBLIGATIONS DUE UNDER CAPITAL LEASES

Long-term debt and obligations due under capital leases consists of the following:

	December 31,	December 31,
	2003	2002
Note payable to a client, with monthly payments of $53,769 including interest of 5.75%, with final payment due January 2008; secured by the Company’s leasehold interest in the center.	$2,343,000	—
Unsecured note payable to a corporation, payments of principal amounts of $34,375 and interest at 5.0% are payable quarterly, note matures in October 2005.	275,000	$412,000
Note payable to a state agency with monthly payments of approximately $800 including interest of 5.0%, with final payment due March 2007; secured by related furniture, fixtures and equipment.	31,000	37,000
Note payable to a finance company, with monthly payments of $405, including interest of 9.5%, with a final balloon payment of $6,107 due March 2006.	12,000	—
Notes payable to a finance company, paid off in 2003.	—	93,000

Total debt and obligations due under capital leases	2,661,000	542,000
Less current maturities	(669,000)	(162,000)

Long-term debt and obligations due under capital leases	$1,992,000	$380,000

     8. INCOME TAXES

Income tax expense for years ended December 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
Current tax expense
Federal	$12,210,000	$10,319,000	$10,197,000
State	3,062,000	2,661,000	2,493,000
Foreign	14,000	149,000	26,000

	15,286,000	13,129,000	12,716,000
Deferred tax benefit
Federal	(301,000)	(1,919,000)	(3,462,000)
State	(102,000)	(271,000)	(845,000
Foreign	(252,000)	15,000	—

	(655,000)	(2,175,000)	(4,307,000

Income tax expense, net	$14,631,000	$10,954,000	$8,409,000

Following is a reconciliation of the U.S. Federal statutory rate to the effective rate for the years ended December 31:

	2003	2002	2001
Federal tax computed at statutory rate	$12,126,000	$9,196,000	$7,051,000
State taxes on income, net of federal tax benefit	1,860,000	1,414,000	1,058,000
Valuation Allowance	993,000	115,000	—
Other, net	(348,000)	229,000	300,000

Income tax expense, net	$14,631,000	$10,954,000	$8,409,000

Net deferred tax assets are as follows:

	2003	2002	2001
Deferred tax assets
Net operating loss carryforwards	$1,169,000	$884,000	$1,007,000
Reserve on assets	716,000	618,000	667,000
Liabilities not yet deductible	11,139,000	9,030,000	6,780,000
Deferred revenue	2,598,000	3,235,000	3,620,000
Depreciation	3,524,000	2,337,000	1,393,000
Amortization	187,000	615,000	1,067,000
Other	645,000	762,000	553,000
Valuation allowance	(1,220,000)	(193,000)	—

	18,758,000	17,288,000	15,087,000
Deferred tax liabilities
Amortization	(101,000)	—	—
Depreciation	(1,171,000)	(312,000)	(287,000)

Net deferred tax assets	$17,486,000	$16,976,000	$14,800,000

As of December 31, 2003 the Company has federal net operating loss carryforwards of approximately $1 million, which are subject to annual limitations and are available to offset certain current and future taxable earnings and expire at various dates, the earliest of which is December 31, 2010. The Company has net operating losses in a number of states totaling approximately $2.1 million, which may only be used to offset operating income of certain of the Company’s subsidiaries in those particular states. The Company also recorded a tax benefit of approximately $250,000 relating to a net operating loss in the United Kingdom, which can be carried forward indefinitely. Management believes the Company will generate sufficient future taxable income to realize net deferred tax assets prior to the expiration of the net operating loss carryforwards recorded and that the realization of the net deferred tax asset is more likely than not. The Company has recorded valuation allowances on certain deferred tax assets related to losses in foreign operations where it does not have a history of profitability as well as certain liabilities recorded which are subject to being settled in cash in order to be deductible, the timing of which is uncertain.

     9. STOCKHOLDERS’ EQUITY

Stock Options

The Company has established an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under the terms of the 1998 Stock Incentive Plan, as amended in 2001, 2,250,000 shares of the Company’s Common Stock are available for distribution upon exercise. As of December 31, 2003, there were approximately 423,000 shares of Common Stock available for grant under the plan.

Options granted under the plan typically vest over a five year period and expire at the earlier of ten years from date of grant or three months after termination of the holder’s employment with the Company unless otherwise determined by the Compensation Committee of the Board of Directors. The following table summarizes information about stock options outstanding at December 31, 2003:

				Weighted
			Options	Average	Weighted	Options	Weighted
			Outstanding	Remaining	Average	Exercisable	Average
Range of			at December 31,	Contractual	Exercise	at December 31,	Exercise
Exercise Price			2003	Life (years)	Price	2003	Price
$ 0.0000	—	$3.8020	9,800	1.2	$2.83	9,800	$2.83
$ 3.8021	—	$7.6040	14,436	2.3	$6.54	14,326	$6.55
$ 7.6041	—	$11.4060	91,458	2.6	$7.75	90,165	$7.75
$11.4061	—	$15.2080	82,219	5.9	$14.80	55,234	$14.80
$15.2081	—	$19.0100	424,487	5.5	$17.92	319,955	$18.20
$19.0100	—	$22.8120	51,631	5.2	$21.47	42,757	$21.31
$22.8121	—	$26.6140	498,308	8.0	$24.34	94,856	$23.38
$26.6141	—	$30.4160	286,636	8.0	$28.48	59,894	$28.34
$30.4161	—	$34.2180	19,400	9.0	$31.93	2,404	$30.68
$34.2180	—	$38.0200	25,550	9.9	$38.02	0	$00.00

			1,503,925	6.7	$21.71	689,391	$17.93

A summary of the status of the Company’s option plans, including options issued to members of the Board of Directors, is as follows for the years ended December 31:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	2,033,250	$18.11	1,980,690	$16.09	1,763,655	$13.22
Granted	169,750	28.73	297,700	28.66	475,075	23.67
Exercised	(652,584)	12.21	(179,374)	12.99	(205,144)	8.77
Canceled	(46,491)	23.71	(65,766)	18.84	(52,896)	16.75

Outstanding at end of period	1,503,925	$21.71	2,033,250	$18.11	1,980,690	$16.09
Exercisable	689,391	$17.93	1,051,404	$13.45	976,539	$11.83

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

Treasury Stock

In 1999, the Company’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 1,250,000 shares of its common stock in the open market or through privately negotiated transactions. As of December 31, 2002 the Company had repurchased 516,890 shares at a cost of $7.6 million, which were retired by approval of the Company’s Board of Directors in 2003.

     10. EARNINGS PER SHARE

The following tables present information necessary to calculate earnings per share for the years ended 2003, 2002 and 2001:

	Year Ended December 31, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common stockholders	$20,014,000	12,737,000	$1.57

Effect of dilutive stock options	—	636,000

Diluted earnings per share	$20,014,000	13,373,000	$1.50

	Year Ended December 31, 2002
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common stockholders	$15,319,000	12,383,000	$1.24

Effect of dilutive stock options	—	642,000

Diluted earnings per share	$15,319,000	13,025,000	$1.18

	Year Ended December 31, 2001
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common stockholders	$11,527,000	12,189,000	$.95

Effect of dilutive stock options	—	609,000

Diluted earnings per share	$11,527,000	12,798,000	$.90

The above earnings per share on a diluted basis has been prepared in accordance with SFAS No. 128. The weighted average number of stock options excluded from the above calculation of earnings per share was approximately 78,000 in 2003, 154,000 in 2002 and 20,000 in 2001, as they were anti-dilutive.

     11. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases various office equipment, early care and education center facilities and office space under non-cancelable operating leases. Many of the leases contain renewal options for various periods. Certain leases contain provisions, which include additional payments based upon revenue performance, enrollment or the level of the Consumer Price Index at a future date. Rent expense was approximately $16.8 million, $13.6 million and $12.3 million in the years 2003, 2002, and 2001, respectively. Future minimum payments under non-cancelable operating leases are as follows:

Year Ending
2004	$16,974,000
2005	16,154,000
2006	15,082,000
2007	13,233,000
2008	11,746,000
Thereafter	53,408,000

$126,597,000

Future minimum lease payments include approximately $932,000 of lease commitments, which are guaranteed by third parties pursuant to operating agreements for early care and education centers.

LETTER OF CREDIT

The Company has two letters of credit guaranteeing certain rent and insurance obligations. The aggregate amounts of these arrangements total $321,000. No amounts have been drawn against these letters of credit by either party.

EMPLOYMENT AND NON-COMPETE AGREEMENTS

The Company has severance agreements with two executives that provide for one year’s annual salary upon the termination of employment without cause or resignation for good reason as set forth in the agreement, and up to 24 months of compensation upon the termination of employment following a change in control of the Company. The Company also has severance agreements with three additional executives that provide for up to 24 months of compensation upon the termination of employment following a change in control of the Company. The maximum amount payable under these agreements in 2003 was approximately $2.6 million.

The severance agreements prohibit the above-mentioned employees from competing with the Company or divulging confidential information for one to two years after their separation from the Company.

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

The Company’s early care and education centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its early care and education centers into compliance.

     12. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for all employees with more than 1,000 hours of credited service annually and who have been with the Company one or more years. The Plan is funded by elective employee contributions of up to 15% of their compensation. Under the Plan the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation. Expense under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled $1,559,000, $1,382,000, and $1,117,000 in 2003, 2002 and 2001, respectively.

     13. RELATED PARTY TRANSACTIONS

The Company has an agreement with S.C. Johnson & Son, Inc. to operate and manage an early care and education center. S.C. Johnson & Son, Inc. is affiliated through common majority ownership with Johnson Diversey, Inc., the employer of a member of the Company’s Board of Directors. In return for its services under these agreements, the Company received management fees and operating subsidies of $424,000, $409,000, and $301,000, respectively, for 2003, 2002 and 2001.

The Company has an agreement with Microsoft Corporation to operate and manage an early care and education center in which the Company received fees of $470,000 in 2003. In addition, the Company has a note payable to Microsoft Corporation, which at December 31, 2003 had a balance of $2.3 million. The Company makes monthly installment payments of $53,769. The note bears an interest rate of 5.75% and the final payment is due in January 2008. The note is secured by the Company’s leasehold interest in the early care and education center.

     14. STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

The following table presents supplemental disclosure of cash flow information for years ended December 31:

	2003	2002	2001
Supplemental cash flow information
Cash payments of interest	$127,000	$99,000	$240,000
Cash payments of income taxes	11,816,000	12,321,000	9,968,000
Non cash operating activities:
Compensation expense recognized in connection with the issuance of options	47,000	18,000	17,000
Non cash investing and financing activities:
Issuance of options in connection with an acquisition	—	—	12,000
Purchase of fixed assets under financing arrangement	—	102,000	—

In conjunction with the purchase of child care management companies, as discussed in Note 2, the fair value of assets acquired are as follows:

	2003	2002	2001
Cash paid, net of cash acquired	$16,528,000	$14,623,000	$1,162,000
Issuance of notes payable	—	—	550,000
Liabilities assumed	4,222,000	4,114,000	682,000

Fair value of assets acquired	$20,750,000	$18,737,000	$2,394,000

     15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2003 and 2002 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands except per share data)
2003:
Revenue	$112,407	$117,047	$118,085	$125,217
Gross profit	17,108	18,016	17,907	19,316
Amortization	127	88	67	266
Operating income	7,756	8,703	8,718	9,406
Income before taxes	7,794	8,780	8,685	9,386
Net income	4,528	5,127	5,045	5,314
Basic earnings per share	$0.36	$0.41	$0.39	$0.41
Diluted earnings per share	$0.35	$0.39	$0.37	$0.39

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands except per share data)
2002:
Revenue	$94,476	$99,954	$105,385	$107,717
Gross profit	14,169	14,957	14,926	15,840
Amortization	109	74	102	92
Operating income	6,412	6,744	6,297	6,796
Income before taxes	6,435	6,756	6,298	6,784
Net income	3,718	3,959	3,749	3,893
Basic earnings per share	$0.30	$0.32	$0.30	$0.31
Diluted earnings per share	$0.29	$0.30	$0.29	$0.30

The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative early care and education arrangements. Demand for the Company’s services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the rest of the school year.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          Not Applicable

ITEM 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. Based on that evaluation, our senior management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this annual report our disclosure controls and procedures are effective in causing material information relating to us (including our consolidated subsidiaries) to be recorded, processed, summarized and reported by management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors And Executive Officers Of The Registrant

The sections entitled “Proposal I – Election of Directors”, “Corporate Governance—What committees has the board established?” and “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 27, 2004 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Business - Executive Officers of the Company” in Part I of this Form 10-K.

The Company’s Board of Directors has adopted a Code of Ethics applicable to the members of the Company’s Board of Directors and the Company’s officers, including the Chief Executive Officer and Chief Financial Officer. In addition, the Board of Directors has adopted Corporate Governance Guidelines and charters for the Company’s Audit Committee, Compensation Committee and Nominating and Governance Committee. You can request a copy of the Code of Ethics, Corporate Governance Guidelines and current committee charters by writing to the following address - Bright Horizons Family Solutions, Inc., Attn: Secretary, 200 Talcott Avenue South, P.O. Box 9177, Watertown, MA 02471.

ITEM 11. Executive Compensation

The sections entitled “Executive Compensation” and “Performance Graph” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 27, 2004 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The section entitled “Stock Ownership” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 27, 2004 sets forth certain information with respect to the ownership of the Company’s Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2003, certain information with respect to shares of common stock authorized for issuance under the Company’s equity compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,503,925	$21.71	423,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,503,925	$21.71	423,000

ITEM 13. Certain Relationships And Related Transactions

The section entitled “Corporate Governance—Certain Relationships and Related Transactions” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 27, 2004 sets forth certain information with respect to certain relationships and related transactions between the Company and its directors and officers and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The section entitled “Independent Public Accountants” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 27, 2004 sets forth certain information with respect to accountants fees and services and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	The financial statements filed as part of this report are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	All Financial Statement Schedules other than those listed below have been omitted because they are not required under the instructions to the applicable accounting regulations of the Securities and Exchange Commission or the information to be set forth therein is included in the financial statements or in the notes thereto. The following additional financial data should be read in conjunction with the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K:

Pg Number
Report of PricewaterhouseCoopers LLP, Independent Auditors on Financial Statement Schedule	52
Report of Arthur Andersen LLP, Independent Public Accountants (included in Report in Part II, Item 8)	31
Schedule II - Valuation and Qualifying Accounts	53

(3)	The exhibits filed or incorporated by reference as part of this report are set forth in the Index of Exhibits of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

The following report on Form 8-K was filed with the SEC during the period September 30, 2003 through December 31, 2003:

On October 29, 2003, the Company furnished a Form 8-K under Item 12 related to the Company’s press release announcing its third quarter earnings results and the Company’s prepared remarks delivered in a conference call subsequent to the release of the third quarter earnings results.

(c)	Exhibits

Refer to Item 15(a) (3) above.

(d)	Not applicable

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors of Bright Horizons Family Solutions, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 12, 2004 appearing in this Annual Report on Form 10-K of Bright Horizons Family Solutions, Inc. also included an audit of the December 31, 2003 and 2002 financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this 2003 and 2002 financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, MA
February 12, 2004

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	beginning of	charged to costs	Deductions-	Balance at end
Allowance for Doubtful Accounts	period	and expenses	charge offs	of period

Fiscal Year 2003	$1,392,000	$1,627,000	$889,000	$2,130,000
Fiscal Year 2002	$1,512,000	$1,285,000	$1,405,000	$1,392,000
Fiscal Year 2001	$1,477,000	$933,000	$898,000	$1,512,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

March 15, 2004	By:	/s/ Elizabeth J. Boland

Elizabeth J. Boland
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Roger H. Brown Roger H. Brown	Co-Chairman of the Board	March 15, 2004
/s/ Linda A. Mason Linda A. Mason	Co-Chairman of the Board	March 15, 2004
/s/ David H. Lissy David H. Lissy	Director, Chief Executive Officer (Principal Executive Officer)	March 15, 2004
/s/ Mary Ann Tocio Mary Ann Tocio	Director, President and Chief Operating Officer	March 15, 2004
/s/ Elizabeth J. Boland Elizabeth J. Boland	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004
/s/ Joshua Bekenstein Joshua Bekenstein	Director	March 15, 2004
/s/ JoAnne Brandes JoAnne Brandes	Director	March 15, 2004
/s/ E. Townes Duncan E. Townes Duncan	Director	March 15, 2004
/s/ Fred K. Foulkes Fred K. Foulkes	Director	March 15, 2004
/s/ Sara Lawrence-Lightfoot Sara Lawrence-Lightfoot	Director	March 15, 2004
/s/ Ian M. Rolland Ian M. Rolland	Director	March 15, 2004

INDEX OF EXHIBITS

2.1*	Amended and Restated Agreement and Plan of Merger dated as of June 17, 1998 by and among Bright Horizons Family Solutions, Inc., CorporateFamily Solutions, Inc., Bright Horizons, Inc., CFAM Acquisition, Inc., and BRHZ Acquisition, Inc.

3.1*	Certificate of Incorporation

3.2	Amended and Restated Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.1*	Article IV of Bright Horizons Family Solutions, Inc.’s Certificate of Incorporation

4.2	Article IV of Bright Horizons Family Solutions, Inc.’s Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.3	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.3 of the Form 8-K filed on July 28, 1998)

10.1*	Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on November 14, 2001)

10.2*	1998 Employee Stock Purchase Plan

10.3	Severance Agreement for Stephen I. Dreier (Incorporated by Reference to Exhibit 10.8 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.4	Severance Agreement for Elizabeth J. Boland (Incorporated by Reference to Exhibit 10.9 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.5	Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.11 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.6	Amendment to the Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 15, 2002)

10.7	Severance Agreement for Mary Ann Tocio (Incorporated by Reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 15, 2001)

10.8*	Severance Agreement for Michael Day

10.9*	Form of Indemnification Agreement

10.10	Credit Agreement, dated as of March 30, 2000, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Fleet National Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request) (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 12, 2000).

10.11	First Amendment to Credit Agreement, dated as of June 30, 2002, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Sovereign Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request) (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on August 14, 2002).

10.12	Amended and Restated Revolving Credit Note, dated June 30, 2002, payable to Sovereign Bank in the principal amount of $25,000,000 (Incorporated by Reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 14, 2002).

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Information regarding Consent of Arthur Andersen LLP

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference to the Registration Statement on Form S-4 filed on June 17, 1998 (Registration No. 333-57035).