Form 10-Q
period 2004-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2004-05-07
CIK 1060559

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 0-24699

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	62-1742957

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 Talcott Avenue South
Watertown, Massachusetts 02472
(Address of principal executive offices)

(617) 673-8000
(Registrant’s telephone number, including area code)

(former name, former address, and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 13,195,952 shares of common stock, $.01 par value, at May 6, 2004.

FORM 10-Q
INDEX

Bright Horizons Family Solutions, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,484	$33,899
Accounts receivable, net	23,718	27,937
Prepaid expenses and other current assets	6,778	7,204
Prepaid income taxes	—	356
Current deferred tax asset	11,665	11,657

Total current assets	88,645	81,053
Fixed assets, net	98,694	98,201
Goodwill, net	56,428	55,652
Other intangibles, net	5,536	5,679
Non-current deferred tax asset	5,828	5,829
Other assets	641	651

Total assets	$255,772	$247,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations due under capital leases	$684	$669
Accounts payable and accrued expenses	51,979	52,378
Deferred revenue, current portion	26,671	26,610
Income tax payable	513	—
Other current liabilities	4,272	3,665

Total current liabilities	84,119	83,322
Long-term debt and obligations due under capital leases, net of current portion	1,812	1,992
Accrued rent	2,721	2,757
Other long-term liabilities	4,132	4,060
Deferred revenue, net of current portion	9,019	9,428

Total liabilities	101,803	101,559

Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding
Common stock: $.01 par value
Authorized: 30,000,000 shares
Issued and outstanding: 13,175,000 and 13,085,000 shares at March 31, 2004 and December 31, 2003, respectively	132	131
Additional paid-in capital	93,816	91,219
Deferred compensation	(794)	—
Cumulative translation adjustment	5,037	4,481
Retained earnings	55,778	49,675

Total stockholders’ equity	153,969	145,506

Total liabilities and stockholders’ equity	$255,772	$247,065

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenue	$131,347	$112,407
Cost of services	110,406	95,299

Gross profit	20,941	17,108
Selling, general and administrative	10,293	9,225
Amortization	198	127

Income from operations	10,450	7,756
Interest income	79	49
Interest expense	(44)	(11)

Income before taxes	10,485	7,794
Income tax expense	4,382	3,266

Net income	$6,103	$4,528

Earnings per share – basic	$0.46	$0.36

Weighted average number of common shares – basic	13,125	12,451

Earnings per share – diluted	$0.44	$0.35

Weighted average number of common and common equivalent shares – diluted	13,822	13,012

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2004	2003
Net income	$6,103	$4,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,884	2,618
Non-cash expenses	127	12
Gain on disposal of fixed assets	(7)	—
Changes in assets and liabilities:
Accounts receivable	4,315	(4,489)
Prepaid expenses and other current assets	438	856
Accounts payable and accrued expenses	(516)	(5,329)
Prepaid income taxes	356	—
Income taxes payable	513	(1,294)
Deferred revenue	49	549
Accrued rent	(11)	748
Other assets	31	(102)
Other current and long-term liabilities	322	272

Net cash provided by (used in) operating activities	14,604	(1,631)

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(3,272)	(5,052)
Proceeds from the disposal of fixed assets	43	—
Payments for acquisitions, net of cash acquired	(330)	—

Net cash used in investing activities	(3,559)	(5,052)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,695	756
Principal payments of long term debt and obligations due under capital leases	(166)	(116)
Proceeds from note payable	—	699

Net cash provided by financing activities	1,529	1,339

Effect of exchange rates on cash balances	11	7

Net increase (decrease) in cash and cash equivalents	12,585	(5,337)
Cash and cash equivalents, beginning of period	33,899	28,193

Cash and cash equivalents, end of period	$46,484	$22,856

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.D. Notes to Consolidated Financial Statements (Unaudited)

1. The Company and Basis of Presentation

Organization – Bright Horizons Family Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc., and CorporateFamily Solutions, Inc., on July 24, 1998 (the “Merger”.) The Company provides workplace services for employers and families including early care and education and strategic work/life consulting throughout the United States, Canada, Ireland and the United Kingdom.

The Company operates its early care and education centers under various types of arrangements, which generally can be classified in two forms: (i) the management model, where the Company manages a work-site early care and education center under a cost-plus arrangement, typically for a single employer and (ii) the profit and loss (“P&L”) model which can be either (a) employer-sponsored, where the Company typically provides early care and educational services on a priority enrollment basis for employees of a single employer sponsor or (b) a lease model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and should be read in conjunction with the notes thereto.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of March 31, 2004, and the results of its operations and cash flows for the three-month periods ended March 31, 2004 and 2003, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Segment Information – As of March 31, 2004, the Company operates in one segment, providing services to employers and families including early care and education and work/life consulting and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.

Stock-Based Compensation – Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized as options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees and certain options issued in connection with acquisitions using the fair value method, in accordance with the provisions of SFAS No. 123. Had compensation cost for the stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three-month periods ended March 31, 2004 and 2003.

	Three months ended
	March 31,
	2004	2003
Net income:
As reported	$6,103,000	$4,528,000
Pro forma	$5,538,000	$3,612,000
Earnings per share-Basic:
As reported	$0.46	$0.36
Pro forma	$0.42	$0.29
Earnings per share-Diluted:
As reported	$0.44	$0.35
Pro forma	$0.40	$0.28

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three months ended
	March 31,
	2004	2003
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	43.8%	51.6%
Risk free interest rate	1.46%	1.90%
Expected life of options	6.5 years	7.3 years
Weighted-average fair value per share of options granted during the period	$21.48	$14.54

The Company granted 19,000 shares of restricted common stock during the quarter ended March 31, 2004. These shares were accounted for under the intrinsic value method as prescribed in APB Opinion No. 25. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the five year vesting period. The restricted stock grant was valued at $897,000 of which approximately $100,000 was recognized as compensation expense in the period ended March 31, 2004. The remaining unrecognized balance has been recorded as deferred compensation in Stockholders’ equity at March 31, 2004.

Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	For the Three
	Months Ended
	March 31,
	2004	2003
Net income	$6,103	$4,528
Foreign currency translation adjustments	556	(347)

Comprehensive income	$6,659	$4,181

Recently Issued Accounting Pronouncements — In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (“FSP”) regarding FIN 46, which both clarified and modified FIN 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which will replace FIN 46 upon its effective date. The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The Company adopted FIN 46-R for the three-month period ended March 31, 2004. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

2. Earnings Per Share

Earnings per share has been calculated in accordance with SFAS No. 128 “Earnings per Share”, which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.

The following tables present information necessary to calculate earnings per share:

	Three months Ended March 31, 2004
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common stockholders	$6,103,000	13,125,000	$0.46

Effect of dilutive securities:
Stock options and restricted stock	—	697,000

Diluted earnings per share	$6,103,000	13,822,000	$0.44

	Three months Ended March 31, 2003
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common stockholders	$4,528,000	12,451,000	$0.36

Effect of dilutive securities:
Stock options	—	561,000

Diluted earnings per share	$4,528,000	13,012,000	$0.35

There were no anti-dilutive shares excluded from the above calculations for the three months ended March 31, 2004. The weighted average number of shares excluded from the above calculations for the three months ended March 31, 2003 were approximately 306,000, as their effect would be anti-dilutive. For the three-month periods ended March 31, 2004 and 2003, the Company had no warrants or preferred stock outstanding.

3. Commitments and Contingencies

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

The Company is guarantor on a lease for a childcare center that was transitioned to another provider. The lease guarantee expires in June 2006. Management estimates that its current obligations associated with this lease, including real estate taxes and related expenses, are approximately $509,000 and this amount has been recorded as an accrued liability at March 31, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern the Company’s operations, economic performance and financial condition and include statements regarding: opportunities for growth; the number of early care and education centers expected to be added in future years; the profitability of newly opened centers; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies and our projected operating cash flows. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes,” “expects,” “anticipates,” “plans,” “estimates”, “projects” or similar expressions are used in this report, the Company is making forward-looking statements.

Although we believe that the forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Important factors that could cause actual results to differ from expectations include, among others:

•	our inability to successfully execute our growth strategy;

•	the effects of general economic conditions;

•	competitive conditions in the early care and education industry;

•	loss of key client relationships or delays in new center openings;

•	subsidy reductions by key existing clients;

•	tuition price sensitivity;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services;

•	the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of a governmentally mandated universal child care benefit;

•	the availability of sites and/or licensing or zoning requirements that may make us unable to open new centers;

•	delays in identifying, executing or integrating key acquisitions;

•	our inability to successfully defend against or counter negative publicity associated with claims involving alleged incidents at our centers;

•	our inability to obtain insurance at the same levels, or at costs comparable to those incurred historically; and

•	other risk factors that are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004 and, from time to time, in our other Securities and Exchange Commission reports and filings.

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

Executive Summary and Discussion

Bright Horizons Family Solutions is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of March 31, 2004, the Company managed 515 early care and education centers, with over 50 early care and education centers under development. During the three-month period ending March 31, 2004, the Company opened 8 new centers and closed 2 centers. Six of the new center openings were in the United States and 2 were in the United Kingdom. The Company has the capacity to serve more than approximately 59,700 children in 37 states, the District of Columbia, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including 83 Fortune 500 companies and 50 of Working Mother Magazine’s “100 Best Companies for Working Mothers” in 2003. The Company’s United States centers average a capacity of 128 children per location or 56,100 in total capacity. In Europe and Canada, center capacity averages approximately 48 children per location or 3,600 in total capacity. As of March 31, 2004, approximately 60% of the Company’s centers were profit and loss (“P&L”) models and approximately 40% were management (“cost plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

The Company currently operates 439 early care and education centers in North America and 76 early care and education centers in the United Kingdom and Ireland.

The Company operates centers for a diversified group of clients. At March 31, 2004, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers
Consumer	9%
Financial Services	16%
Government	13%
Healthcare	11%
Higher Education	3%
Industrial/Manufacturing	6%
Office Park Consortiums and Other	27%
Pharmaceutical	6%
Technology	9%

Although the pace of the recent economic recovery remains uncertain, the Company was able to continue its revenue and net income growth during the first calendar quarter in 2004 by executing on its growth strategy to add centers for new and existing clients, to expand service offerings to clients, to pursue strategic acquisitions and to assume the management of existing child care centers. Several factors contributed to this performance. Specifically, the Company continued to broaden its presence in two major non-cyclical industries, higher education and healthcare, with the addition of centers in the both the United States and the United Kingdom in 2004. Barring any major changes in economic conditions, the Company is projecting continued revenue growth through the remainder of 2004, primarily through the addition of new early care and education centers, although the opening of new centers is subject to a number of conditions and factors, including, among others, the timing and pace of construction and sponsor needs.

Complementing the 17% year over year revenue growth experienced during the three-month period ended March 31, 2004, the Company also substantially improved both operating margins and net income. The improvement is due to several factors. First, the Company has consistently been able to increase tuitions in advance of operating cost increases. Second, the improvement can be attributed to the contribution of transitions of management and acquisitions of new centers over time to the growth mix. These centers do not have the extended ramp-up period associated with newly established P&L model centers, which typically incur losses in the early stages of building enrollment. Third, the Company has been successful in managing appropriate levels of staffing in its centers. Lastly, the Company has continued to be able to leverage its overhead as a percentage of revenue. The improvements in operating margins were offset by losses in the Company’s European operations, which were due to investments in infrastructure and losses from new centers in the early stage of ramp-up. The Company expects that with additional center growth and the continued ramp up of enrollment in newer centers its European operations will generate operating contribution in the next 18-24 months.

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

The Company’s business is subject to seasonal and quarterly fluctuations. Demand for childcare and early education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company’s services generally increases in September and October upon the commencement of the new school year and remains relatively stable throughout the remainder of the traditional school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment levels and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the contract model mix (P&L vs. management) of new and existing centers, competitive factors and general economic conditions.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenue for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
Net revenues	100.0%	100.0%
Cost of services	84.1	84.8

Gross profit	15.9	15.2
Selling, general & administrative	7.8	8.2
Amortization	0.1	0.1

Income from operations	8.0	6.9
Net Interest income	0.0	0.0

Income before income taxes	8.0	6.9
Income tax provisions	3.4	2.9

Net income	4.6%	4.0%

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenue. Revenue increased $18.9 million, or 17%, to $131.3 million for the three months ended March 31, 2004 from $112.4 million for the three months ended March 31, 2003. The growth in revenues is primarily attributable to the net addition of 39 centers since March 31, 2003, which correlates to a 9% increase in overall capacity, modest growth in the existing base of centers and average tuition increases of approximately 4-5% at existing centers.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $3.8 million, or 22%, to $20.9 million for the three-month period ended March 31, 2004 from $17.1 million for the three months ended March 31, 2003. As a percentage of revenue, gross profit increased to 15.9% for the three months ended March 31, 2004 compared to 15.2% for the three months ended March 31, 2003.

The increase in gross profit margin for the three-month period ended March 31, 2004 compared to the same period in 2003 resulted from the ability to pace tuition increases in advance of operating cost increases, particularly in the area of personnel costs. The influence of a greater proportion of mature centers in the Company’s mix also had the effect of increasing overall margins as did the contributions from centers acquired in the second half of 2003 and transitions of management. The Company’s operations are subject to seasonal variations, which typically result from higher enrollment during the first and second quarter of each calendar year (especially amongst the older age groups) and lower enrollment during the third calendar quarter as children transition to school. This frequently results in lower gross profit margins during the second half of the calendar year as compared to the first and second calendar quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SGA”) consist of regional and division management personnel, corporate management and administrative functions, and business development expenses. SGA increased $1.1 million, or 12%, to $10.3 million for the three months ended March 31, 2004 from $9.2 million for the three months ended March 31, 2003. As a percentage of revenue, SGA decreased to 7.8% for the first quarter of 2004 compared to 8.2% for the same period in 2003.

The dollar increase in SGA for the three-month period ended March 31, 2004 as compared to the same period in 2003 is principally attributable to investments in regional and divisional management, general corporate and administrative personnel and information systems, which the Company believes are necessary to support long-term growth. SGA, as a percentage of revenue, decreased during the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003, as a result of a larger revenue base and increased overhead efficiencies.

Amortization. Amortization expense on intangible assets other than goodwill totaled $198,000 for the three-month period ended March 31, 2004, as compared to $127,000 in the same period for 2003. The increase relates to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed in the second half of 2003, which are subject to amortization.

Income from Operations. Income from operations totaled $10.5 million for the three- month period ended March 31, 2004, an increase of $2.7 million, or 35%, from $7.8 million in the same period for 2003. This increase is primarily the result of the indicated revenue and gross margin improvements, as well as lower proportionate SGA expenses.

Income Tax Expense. The Company’s effective income tax rate was approximately 41.8% for the three-month period ended March 31, 2004 as compared to an effective income tax rate of 41.9% for the same period in 2003. The tax rate is impacted by losses in certain jurisdictions for which the Company does not record a tax benefit.

Liquidity and Capital Resources

The Company’s primary cash requirements are the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $46.5 million at March 31, 2004. The Company’s cash balances are supplemented by borrowings available under the Company’s $25 million line of credit. There are currently no amounts outstanding on the line of credit. The Company had a working capital surplus of $4.5 million as of March 31, 2004 and a working capital deficit of $2.3 million at December 31, 2003. The Company’s historical working capital deficits have primarily arisen from investments in fixed assets and acquisitions, which were paid in cash, that are of a long-term nature. The Company anticipates that it will continue to generate positive cash flows from operating activities in 2004 and that the cash generated will principally be utilized to fund ongoing operations of its new and existing early care and education centers, and will be sufficient to meet the Company’s financial obligations.

Cash provided from operations was $14.6 million for the three-month period ended March 31, 2004, as compared to cash used in operations of $1.6 million for the three-month period ended March 31, 2003. The increase in cash provided from operations is primarily the result of increases in net income, as well as the timing and collections of accounts receivable and an increase in accounts payable and accrued expense balances (which are of a normal and recurring nature) for the three-month period ended March 31, 2004 as compared to the same period in 2003.

Cash used in investing activities totaled $3.6 million for the three-month period ended March 31, 2004, compared to $5.1 million in the corresponding period in 2003. Fixed asset additions totaled $3.3 million in 2004, with $400,000 related to new early care and education centers and the remainder related to the refurbishment of early care and education centers. Management expects the current level of center related fixed asset spending to increase over the remainder of 2004 and anticipates an increased level of spending on acquisitions, which are an element of the overall growth strategy.

Cash provided by financing activities totaled $1.5 million for the three-month period ended March 31, 2004 as compared to $1.3 million in cash provided by financing activities for the three-month period ended March 31, 2003. The Company received $1.7 million for stock option exercises in the three-month period ended March 31, 2004, as compared to $.8 million in the same period in 2003.

Management believes that funds provided by operations, the Company’s existing cash and cash equivalent balances and borrowings available under its line of credit will be adequate to meet planned operating and capital expenditure needs for at least the next 12 months. However, if the Company were to make any significant acquisition(s) or investments in the purchase of facilities for new or existing early care and education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (“FSP”) regarding FIN 46, which both clarified and modified FIN 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which will replace FIN 46 upon its effective date. The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The Company adopted FIN 46-R for the three-month period ended March 31, 2004. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

There have been no changes in the Company’s foreign operations that would materially alter the disclosures on foreign currency exchange risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings:

Not Applicable

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities:

Not applicable

ITEM 3. Defaults Upon Senior Securities:

None

ITEM 4. Submission of Matters to a Vote of Security Holders:

Not applicable

ITEM 5. Other information:

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits:

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following report on Form 8-K was filed with the SEC during the period January 1, 2004 through March 31, 2004:

     On February 12, 2004, the Company furnished a Form 8-K under Item 12 related to the Company’s press release announcing its fourth quarter and fiscal 2003 earnings results.

     The following report on Form 8-K was filed with the SEC subsequent to March 31, 2004 and prior to the date of this report:

     On April 21, 2004, the Company furnished a Form 8-K under Item 12 related to the Company’s press release announcing its first quarter earnings results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: May 7, 2004

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

	By:	/s/ Elizabeth J. Boland

Elizabeth J. Boland Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)