Form 10-Q
period 2004-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2004-08-09
CIK 1060559

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 0-24699

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	62-1742957

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 13,320,037 shares of common stock, $.01 par value, at August 5, 2004.

FORM 10-Q

Bright Horizons Family Solutions, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,311	$33,899
Accounts receivable, net	25,411	27,937
Prepaid expenses and other current assets	10,328	7,204
Prepaid income taxes	940	356
Current deferred tax asset	13,135	11,657

Total current assets	95,125	81,053
Fixed assets, net	107,297	98,201
Goodwill, net	69,477	55,652
Other intangibles, net	7,255	5,679
Non-current deferred tax asset	5,874	5,829
Other assets	628	651

Total assets	$285,656	$247,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations due under capital leases	$690	$669
Accounts payable and accrued expenses	63,657	52,378
Deferred revenue, current portion	27,780	26,610
Other current liabilities	4,369	3,665

Total current liabilities	96,496	83,322
Long-term debt and obligations due under capital leases, net of current portion	1,638	1,992
Accrued rent	2,632	2,757
Other long-term liabilities	4,213	4,060
Deferred revenue, net of current portion	17,183	9,428

Total liabilities	122,162	101,559

Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding
Common stock: $.01 par value
Authorized: 50,000,000 shares
Issued and outstanding: 13,288,000 and 13,085,000 shares at June 30, 2004 and December 31, 2003, respectively	133	131
Additional paid-in capital	97,912	91,233
Deferred compensation	(1,825)	(14)
Cumulative translation adjustment	4,618	4,481
Retained earnings	62,656	49,675

Total stockholders’ equity	163,494	145,506

Total liabilities and stockholders’ equity	$285,656	$247,065

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.

Consolidated Statements of Income
(in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$136,800	$117,047	$268,147	$229,454
Cost of services	113,799	99,031	224,205	194,330

Gross profit	23,001	18,016	43,942	35,124
Selling, general and administrative	10,986	9,225	21,279	18,450
Amortization	246	88	444	215

Income from operations	11,769	8,703	22,219	16,459
Interest income	97	111	176	159
Interest expense	(37)	(34)	(81)	(44)

Income before tax	11,829	8,780	22,314	16,574
Income tax provision	4,951	3,653	9,333	6,919

Net income	$6,878	$5,127	$12,981	$9,655

Earnings per share – basic	$0.52	$0.41	$0.98	$0.77

Weighted average shares – basic	13,235	12,600	13,180	12,526

Earnings per share – diluted	$0.50	$0.39	$0.94	$0.74

Weighted average shares – diluted	13,879	13,240	13,850	13,127

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,	June 30,
	2004	2003
Net income	$12,981	$9,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,934	5,237
Non-cash expenses	25	350
Stock-based compensation expense	302	24
Deferred income taxes	(1,519)	—
Tax benefit realized from the exercise of stock options	1,475	—
Loss on disposal of fixed assets	40	62
Changes in assets and liabilities:
Accounts receivable	2,588	(4,327)
Prepaid expenses and other current assets	(1,923)	(1,342)
Accounts payable and accrued expenses	10,812	5,256
Income taxes	(584)	(1,194)
Deferred revenue	(22)	1,356
Accrued rent	(74)	316
Other assets	11	(60)
Other current and long-term liabilities	328	367

Net cash provided by operating activities	30,374	15,700

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(4,299)	(10,596)
Proceeds from the disposal of fixed assets	43	303
Payments for acquisitions, net of cash acquired	(17,310)	—

Net cash used in investing activities	(21,566)	(10,293)

Cash flows from financing activities:
Proceeds from the issuance of common stock	3,093	3,063
Principal payments of long term debt and obligations due under capital leases	(333)	(150)
Proceeds from note payable	—	1,874

Net cash provided by financing activities	2,760	4,787

Effect of exchange rates on cash balances	(156)	81

Net increase in cash and cash equivalents	11,412	10,275
Cash and cash equivalents, beginning of period	33,899	28,193

Cash and cash equivalents, end of period	$45,311	$38,468

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of June 30, 2004, and the results of its operations and cash flows for the three and six month periods ended June 30, 2004 and 2003, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Segment Information – As of June 30, 2004, the Company operates in one segment, providing services to employers and families including early care and education and work/life consulting and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.

Stock-Based Compensation – Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized as options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148. Had compensation cost for the stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123 and 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three and six-month periods ended June 30, 2004 and 2003.

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands except per share data)
Net income:
As reported	$6,878	$5,127	$12,981	$9,655
Add: Stock-based compensation expense included in reported net income, net of related tax effects	124	7	189	14
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(693)	(892)	(1,323)	(1,814)
As reported
Pro forma	$6,309	$4,242	$11,847	$7,855
Earnings per share-Basic:
As reported	$0.52	$0.41	$0.98	$0.77
Pro forma	$0.48	$0.34	$0.90	$0.63
Earnings per share-Diluted:
As reported	$0.50	$0.39	$0.94	$0.74
Pro forma	$0.46	$0.33	$0.86	$0.61

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	41.5%	49.1%	41.5%	49.1%
Risk free interest rate	2.20%	1.99%	2.20%	1.99%
Expected life of options	6.4 years	7.3 years	6.4 years	7.3 years
Weighted-average fair value per share of options granted during the period	$21.34	$15.69	$21.34	$14.41

The Company granted 23,000 shares of restricted common stock during the six-month period ended June 30, 2004. These shares were accounted for under the intrinsic value method as prescribed in APB Opinion No. 25. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the three to five year vesting periods. The restricted stock grants were valued at $1,087,000 of which approximately $108,000 and $210,000 were recognized as compensation expense in the three and six month periods ended June 30, 2004, respectively. The remaining unrecognized balance has been recorded as deferred compensation in Stockholders’ Equity at June 30, 2004.

In June 2004, the Company’s former Executive Chairman of the Board of Directors resigned his employment with the Company. At the time of resignation, the terms for any unvested stock options were modified to allow for a continuation of vesting so long as the former employee continues in his capacity as an active member of the Board of Directors. As a result of the modification of the terms of the stock option grants, the Company has accounted for the options under the provisions of FASB Interpretation (“FIN”) No. 44. Deferred compensation of $969,000 was recorded and will be recognized over the remaining option vesting periods, of which $71,000 was expensed in June 2004.

Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$6,878	$5,127	$12,981	$9,655
Foreign currency translation adjustments	(419)	1,062	137	715

Comprehensive income	$6,459	$6,189	$13,118	$10,370

Recently Issued Accounting Pronouncements – In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (“FSP”) regarding FIN 46, which both clarified and modified FIN 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which replaced FIN 46. The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The Company adopted FIN 46-R during the three-month period ended March 31, 2004. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

Reclassifications-Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year’s presentation.

2. Acquisitions

In 2004, the Company acquired the outstanding stock of a multi-site child care and early education company in the United Kingdom, and purchased the assets of a domestic single-site child care and early education company. The Company paid aggregate consideration of approximately $17.5 million, of which $17.3 million was in the form of cash, and the incurrence of liabilities of $200,000. The above acquisitions and the operating results of the acquired companies have been included in the Company’s consolidated results of operations from the respective dates of acquisition. A preliminary allocation of purchase prices has been based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. The acquisitions are not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented.

3. Earnings Per Share

Earnings per share has been calculated in accordance with SFAS No. 128 “Earnings per Share”, which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.

The following tables present information necessary to calculate earnings per share:

	Three months ended June 30, 2004
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$6,878	13,235	$0.52

Effect of dilutive securities:
Stock options and restricted stock	—	644

Diluted earnings per share	$6,878	13,879	$0.50

	Three months ended June 30, 2003
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$5,127	12,600	$0.41

Effect of dilutive securities:
Stock options	—	640

Diluted earnings per share	$5,127	13,240	$0.39

	Six months ended June 30, 2004
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common stockholders	$12,981	13,180	$0.98

Effect of dilutive securities:
Stock options and restricted stock	—	670

Diluted earnings per share	$12,981	13,850	$0.94

	Six months ended June 30, 2003
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common stockholders	$9,655	12,526	$0.77

Effect of dilutive securities:
Stock options	—	601

Diluted earnings per share	$9,655	13,127	$0.74

The weighted average number of shares excluded from the above calculations for the three and six months ended June 30, 2004 were approximately 1,000 and 750 and approximately 11,000 and 158,000 for the three months and six month periods ended June 30, 2003, respectively, as their effect would be anti-dilutive. For the three and six month periods ended June 30, 2004 and 2003, the Company had no warrants or preferred stock outstanding.

4. Statement of Cash Flow Supplemental Information

The following table presents supplemental disclosure of cash flow information for the six month periods ended June 30, 2004 and 2003:

	Six months ended June 30,
	2004	2003
	(in thousands)
Supplemental cash flow information:
Cash payments of income taxes	$10,547	$8,288
Cash payments of interest	$81	$18

In June 2004, the Company entered into service agreements to manage a group of family programs and amended an agreement to manage an existing child care center in exchange for the transfer of land and buildings. The Company recorded fixed assets and deferred revenue of $9.4 million in connection with the transactions, which will be earned over the terms of the arrangements that are 6.5 to 13 years, respectively. In the event of default under the terms of contingent notes payable associated with the service agreements, the balance of which are represented by the unamortized amounts of deferred revenue, the Company would be required to tender a cash payment(s) for the balance of the notes payable or surrender the applicable property(s).

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

The Company is guarantor on a lease for a childcare center that was transitioned to another provider. The lease guarantee expires in June 2006. Management estimates that its current obligations associated with this lease, including real estate taxes and related expenses, are approximately $453,000 and this amount has been recorded as an accrued liability at June 30, 2004.

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

• the effects of general economic conditions and world events;

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

Executive Summary and Discussion

Bright Horizons Family Solutions is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of June 30, 2004, the Company managed 525 early care and education centers, with over 50 early care and education centers under development. During the three-month period ending June 30, 2004, the Company opened 14 new centers and closed 4 centers. Five of the new center openings were in the United States and nine were in the United Kingdom. The Company has the capacity to serve more than 60,600 children in 38 states, the District of Columbia, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 80 Fortune 500 companies and 50 of Working Mother Magazine’s “100 Best Companies for Working Mothers” in 2003. The Company’s United States centers average capacity is 128 children per location or 56,200 in total capacity. In Europe and Canada, center capacity averages approximately 51 children per location or 4,400 in total capacity. As of June 30, 2004, approximately 60% of the Company’s centers were profit and loss (“P&L”) models and approximately 40% were management (“cost plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

The Company currently operates 439 early care and education centers in North America and 86 early care and education centers in the United Kingdom and Ireland.

The Company operates centers for a diversified group of clients. At June 30, 2004, the Company’s early care and education centers were affiliated with the following industries:

Percentage
Industry Classification	of Centers
Consumer	8%
Financial Services	15%
Government	13%
Healthcare	11%
Higher education	3%
Industrial/manufacturing	6%
Office park consortiums and other	29%
Pharmaceutical	6%
Technology	9%

The Company was able to continue its revenue and net income growth during the first six months in 2004 by executing on its growth strategy to add centers for new and existing clients, to expand service offerings to clients, to pursue strategic acquisitions and to assume the management of existing child care centers. Notwithstanding the revenue and net income growth for the first six months of 2004, the timing and pace of the economic recovery remains the largest single variable in terms of future performance, impacting both client spending budgets, industry specific sales leads and the overall sales cycle. Several factors contributed to the revenue growth during the first six months including growth in the number of centers we manage, price increases and enrollment gains. The Company expanded its capacity in the United Kingdom in the second quarter by 20% with the acquisition of a nine site early care and education company in June 2004. Barring any major changes in economic conditions, the Company is projecting continued revenue growth through the remainder of 2004 in a manner consistent with its growth to date and subject to the risks noted herein.

Complementing the approximate 17% revenue growth achieved during the three and six month periods ended June 30, 2004 as compared to the prior periods, the Company also improved both operating margins and net income. The improvement is due to several factors including tuition increases, careful management of labor costs, modest enrollment gains in the mature center base and the addition of new centers through acquisitions and transitions of management.

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

The Company’s business is subject to seasonal and quarterly fluctuations. Demand for childcare and early education services has historically decreased during the summer months. This is due mainly to older children transitioning to elementary school and other alternative child care arrangements in the Summer months. Demand for the Company’s services generally increases in September and October upon the commencement of the new school year and remains relatively stable throughout the remainder of the traditional school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment levels and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the contract model mix (P&L vs. Cost plus) of new and existing centers, competitive factors and general economic conditions.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenue for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	83.2	84.6	83.6	84.7

Gross profit	16.8	15.4	16.4	15.3
Selling, general & administrative	8.0	7.9	7.9	8.0
Amortization	0.2	0.1	0.2	0.1

Income from operations	8.6	7.4	8.3	7.2
Interest income	0.0	0.1	0.0	0.0

Income before income taxes	8.6	7.5	8.3	7.2
Income tax provisions	3.6	3.1	3.5	3.0

Net income	5.0%	4.4%	4.8%	4.2%

Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

Revenue. Revenue increased $19.8 million, or 16.9%, to $136.8 million for the three months ended June 30, 2004 from $117.0 million for the three months ended June 30, 2003. Revenue increased $38.6 million or 16.9% to $268.1 million for the six months ended June 30, 2004 from $229.5 million for the six months ended June 30, 2003. The growth in revenues is primarily attributable to the net addition of 44 centers since June 30, 2003, additional enrollment in ramping as well as mature centers and average tuition increases of approximately 4-5% at existing centers.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $5.0 million, or 27.7%, to $23.0 million for the three-month period ended June 30, 2004 from $18.0 million for the three months ended June 30, 2003. Gross profit increased $8.8 million, or 25.1%, to $43.9 million for the six-month period ended June 30, 2004 from $35.1 million for the six months ended June 30, 2003. As a percentage of revenue, gross profit increased to 16.8% for the three months ended

June 30, 2004 compared to 15.4% for the three months ended June 30, 2003. As a percentage of revenue, gross profit increased to 16.4% for the six months ended June 30, 2004 compared to 15.3% for the six months ended June 30, 2003.

The increase in gross profit margin for the three and six month periods ended June 30, 2004 compared to the same periods in 2003 resulted from the ability to pace tuition increases in advance of operating cost increases, particularly in the area of personnel costs as well as the ability to manage staffing levels. The influence of a greater proportion of mature centers in the Company’s mix also had the effect of increasing overall margins as did the contributions from centers acquired in the second half of 2003 and transitions of management. The Company’s operations are subject to seasonal variations, which typically result from higher enrollment during the first and second quarter of each calendar year (especially amongst the older age groups) and lower enrollment during the third calendar quarter as children transition to school. This frequently results in lower gross profit margins during the second half of the calendar year as compared to the first and second calendar quarters. Additionally, even modest increases in center labor costs will cause compression of gross profit margins if the Company is unable to pass on the increased labor costs through tuition increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SGA”) consist of regional and division management personnel, corporate management and administrative functions, and business development expenses. SGA increased $1.8 million, or 19.1%, to $11.0 million for the three months ended June 30, 2004 from $9.2 million for the three months ended June 30, 2003. SGA increased $2.8 million, or 15.3%, to $21.3 million for the six months ended June 30, 2004 from $18.5 million for the six months ended June 30, 2003. As a percentage of revenue, SGA increased to 8.0% for the three months ended June 30, 2004 compared to 7.9% for the same period in 2003. As a percentage of revenue, SGA decreased to 7.9% for the six months ended June 30, 2004 compared to 8.0% for the same period in 2003.

The dollar increase in SGA for the three and six month periods ended June 30, 2004 as compared to the same periods in 2003 is attributable to investments in regional and divisional management, general corporate and administrative personnel and information systems, which the Company believes are necessary to support long-term growth, in addition to incremental spending associated with the Company’s compliance with the provisions of the Sarbanes-Oxley Act.

Amortization. Amortization expense on intangible assets other than goodwill totaled $246,000 and $444,000 for the three and six month periods ended June 30, 2004, as compared to $88,000 and $215,000 in the same periods for 2003, and the increase relates principally to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed in the second half of 2003 and in 2004, which are subject to amortization.

Income from Operations. Income from operations totaled $11.8 million for the three month period ended June 30, 2004, an increase of $3.1 million, or 35.2%, from $8.7 million in the same period for 2003. Income from operations totaled $22.2 million for the six month period ended June 30, 2004, an increase of $5.7 million, or 35.0%, from

$16.5 million in the same period for 2003. This increase is primarily the result of the indicated revenue and gross margin improvements offset partially by the increases in amortization expense and SGA expenses.

Income Tax Expense. The Company’s effective income tax rate of approximately 41.8% for the six month period ended June 30, 2004 closely approximates the effective income tax rate of 41.7% for the same period in 2003. The Company expects the overall effective tax rate to decrease modestly for the remainder of the year due to contributions from the acquisition made in the United Kingdom in June 2004 since the rate of taxation that the Company is subject to in the United Kingdom is lower than that of the United States.

Liquidity and Capital Resources

The Company’s primary cash requirements are the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $45.3 million at June 30, 2004. The Company’s cash balances may be supplemented by borrowings available under the Company’s $25 million line of credit. There are currently no amounts outstanding on the line of credit. The Company had a working capital deficit of $1.4 million as of June 30, 2004 and a working capital deficit of $2.3 million at December 31, 2003. The Company’s historical working capital deficits have primarily arisen from investments in fixed assets and acquisitions, which were paid in cash, that are of a long-term nature. The Company anticipates that it will continue to generate positive cash flows from operating activities in 2004 and that the cash generated will principally be utilized to fund ongoing operations of its new and existing early care and education centers, and will be sufficient to meet the Company’s financial obligations.

Cash provided from operations was $30.4 million for the six month period ended June 30, 2004, as compared to cash provided by operations of $15.7 million for the six month period ended June 30, 2003. The increase is primarily the result of increases in net income, as well as the timing and collections of accounts receivable and an increase in accounts payable and accrued expense balances. The increases in accounts payable and accrued expense balances were due principally to increases in payroll and personnel related accruals as well as accounts payable and insurance accruals (all of which are of a normal and recurring nature) for the six month period ended June 30, 2004 as compared to the same period in 2003.

Cash used in investing activities totaled $21.6 million for the six month period ended June 30, 2004, compared to $10.3 million in the corresponding period in 2003, with the increase largely attributable to $17.3 million of payments for acquisitions in 2004. Fixed asset additions totaled $4.3 million as of June 30, 2004 with $1.5 million related to new early care and education centers and the remainder related to the refurbishment of early care and education centers.

Cash provided by financing activities totaled $2.8 million for the six month period ended June 30, 2004 as compared to $4.8 million in cash provided by financing activities for the six month period ended June 30, 2003. The Company received $3.1 million for stock option exercises in the six-month periods ended June 30, 2004 and 2003. In 2003, the Company also received $1.9 million in proceeds from a note payable.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (“FSP”) regarding FIN 46, which both clarified and modified FIN 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which will replace FIN 46 upon its effective date. The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The Company adopted FIN 46-R during the three-month period ended March 31, 2004. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

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

Not applicable

ITEM 3. Defaults Upon Senior Securities:

None

ITEM 4. Submission of Matters to a Vote of Security Holders:

The Company held its annual meeting of stockholders on May 27, 2004. At the annual meeting, the stockholders of the Company voted to elect four Class III directors for a term of three years and one Class II director for a term of two years and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:

Nominee	For	Against/Withheld
Fred K. Foulkes (Class III)	11,444,078	506,848
Linda A. Mason (Class III)	11,257,356	693,750

Ian M. Rolland (Class III)	11,287,110	663,816
Mary Ann Tocio (Class III)	11,302,671	648,255
David Gergen (Class II)	11,458,570	492,356

In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

Name	Term Expires
Joshua Bekenstein	2005
JoAnne Brandes	2005
Roger H. Brown	2005
E. Townes Duncan	2006
Sarah Lawrence-Lightfoot	2006
David H. Lissy	2006

     The stockholder’s of the Company also voted to approve an amendment to Bright Horizons Family Solutions Inc.’s Certificate of Incorporation to increase the authorized number of shares of common stock from 30,000,000 to 50,000,000 shares. The following table sets forth the votes cast for and against/withheld with respect to the aforementioned amendment:

Proposal 2-Approval of
Amendment to the
Certificate of
Incorporation	For	Against	Abstain
	9,822,459	2,121,401	7,066

ITEM 5. Other information:

Not applicable

ITEM 6. Exhibits and Reports on Form 8-K:

(a) Exhibits:

3	Certificate of Incorporation, as amended (Restated for purposes of EDGAR)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following report on Form 8-K was filed with the SEC during the period April 1, 2004 through June 30, 2004:

   On April 21, 2004, the Company furnished a Form 8-K under Item 12 related to the Company’s press release announcing its first quarter earnings results.

The following report on Form 8-K was filed with the SEC subsequent to June 30, 2004 and prior to the date of this report:

   On July 22, 2004, the Company furnished a Form 8-K under Item 12 related to the Company’s press release announcing its second quarter earnings results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: August 9, 2004

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
By:	/s/ Elizabeth J. Boland
Elizabeth J. Boland
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

3	Certificate of Incorporation, as amended (Restated for purposes of EDGAR).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.