Form 10-Q
period 2004-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2004-11-09
CIK 1060559

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to __________.

Commission File Number 0-24699

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	62-1742957

(State or other jurisdiction of	(IRS Employer Identification No.)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 13,403,781 shares of common stock, $.01 par value, at November 5, 2004.

FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Bright Horizons Family Solutions, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$42,283	$33,899
Accounts receivable, net	29,839	27,937
Prepaid expenses and other current assets	11,482	7,204
Prepaid income taxes	—	356
Current deferred tax asset	13,159	11,657

Total current assets	96,763	81,053
Fixed assets, net	108,574	98,201
Goodwill, net	73,173	55,652
Other intangibles, net	7,064	5,679
Non-current deferred tax asset	5,136	5,829
Other assets	684	651

Total assets	$291,394	$247,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and obligations due under capital leases	$837	$669
Accounts payable and accrued expenses	57,674	52,378
Deferred revenue, current portion	29,725	26,610
Income tax payable	1,712	—
Other current liabilities	4,219	3,665

Total current liabilities	94,167	83,322
Long-term debt and obligations due under capital leases, net of current portion	1,463	1,992
Accrued rent	2,729	2,757
Other long-term liabilities	4,270	4,060
Deferred revenue, net of current portion	16,589	9,428

Total liabilities	119,218	101,559

Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding
Common stock: $.01 par value
Authorized: 50,000,000 shares
Issued and outstanding: 13,323,000 and 13,085,000 shares at September 30, 2004 and December 31, 2003, respectively	133	131
Additional paid-in capital	99,259	91,233
Deferred compensation	(1,450)	(14)
Cumulative translation adjustment	4,799	4,481
Retained earnings	69,435	49,675

Total stockholders’ equity	172,176	145,506

Total liabilities and stockholders’ equity	$291,394	$247,065

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.

Consolidated Statements of Income
(in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$138,954	$118,085	$407,101	$347,539
Cost of services	116,025	100,178	340,230	294,508

Gross profit	22,929	17,907	66,871	53,031
Selling, general and administrative	10,991	9,122	32,270	27,572
Amortization	354	67	798	282

Income from operations	11,584	8,718	33,803	25,177
Interest income	122	37	299	186
Interest expense	(50)	(70)	(132)	(104)

Income before tax	11,656	8,685	33,970	25,259
Income tax provision	4,877	3,640	14,210	10,559

Net income	$6,779	$5,045	$19,760	$14,700

Earnings per share – basic	$0.51	$0.39	$1.50	$1.16

Weighted average shares – basic	13,300	12,839	13,214	12,631

Earnings per share – diluted	$0.49	$0.37	$1.42	$1.11

Weighted average shares – diluted	13,941	13,524	13,879	13,261

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2004	2003
Net income	$19,760	$14,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,106	8,004
Non-cash items	1,436	350
Stock-based compensation expense	675	35
Deferred income taxes	(874)	—
Loss on disposal of fixed assets	48	65
Changes in assets and liabilities:
Accounts receivable	(1,773)	(2,003)
Prepaid expenses and other current assets	(3,093)	(2,752)
Accounts payable and accrued expenses	3,380	1,180
Income taxes	2,068	(150)
Deferred revenue	1,077	(347)
Accrued rent	49	810
Other assets	(115)	65
Other current and long-term liabilities	(41)	2,255

Net cash provided by operating activities	31,703	22,212

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(7,746)	(16,787)
Proceeds from the disposal of fixed assets	46	303
Payments for acquisitions, net of cash acquired	(19,246)	(10,351)

Net cash used in investing activities	(26,946)	(26,835)

Cash flows from financing activities:
Proceeds from the issuance of common stock	4,188	6,326
Principal payments of long term debt and obligations due under capital leases	(502)	(210)
Principal payments of short term debt	(29)	—
Proceeds from note payable	—	2,493

Net cash provided by financing activities	3,657	8,609

Effect of exchange rates on cash balances	(30)	100

Net increase in cash and cash equivalents	8,384	4,086
Cash and cash equivalents, beginning of period	33,899	28,193

Cash and cash equivalents, end of period	$42,283	$32,279

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

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary to present fairly its financial position as of September 30, 2004, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Segment Information – As of September 30, 2004, the Company operates in one segment, providing services to employers and families including early care and education and work/life consulting and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.

Stock-Based Compensation – Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an

amendment of SFAS No. 123” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The Company granted 23,000 shares of restricted common stock during the nine-month period ended September 30, 2004. These shares were accounted for under the intrinsic value method as prescribed in APB Opinion No. 25. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over vesting periods of three to five years. The restricted stock grants were valued at $1,087,000 of which approximately $118,000 and $328,000 were recognized as compensation expense in the three- and nine-month periods ended September 30, 2004, respectively. The remaining unrecognized balance has been recorded as deferred compensation in Stockholders’ Equity at September 30, 2004.

In June 2004, the Company’s Co-Chairman of the Board of Directors resigned his employment with the Company as Executive Chairman. At the time of resignation, the terms for any unvested stock options were modified to allow for a continuation of vesting so long as the former employee continues in his capacity as an active member of the Board of Directors. As a result of the modification of the terms of the stock option grants, the Company has accounted for the options under the provisions of FASB Interpretation (“FIN”) No. 44, and deferred compensation of $969,000 has been recorded and is being recognized over the remaining option vesting periods. Approximately $241,000 and $312,000 has been recognized as compensation expense in the three- and nine-month periods ended September 30, 2004, respectively.

Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized as options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS No. 123, as amended by SFAS No 148. Had compensation cost for the stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS Nos. 123 and 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine-month periods ended September 30, 2004 and 2003.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands except per share data)
Net income:
As reported	$6,779	$5,045	$19,760	$14,700
Add: Stock-based compensation expense included in reported net income, net of related tax effects	252	6	441	20
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(804)	(830)	(2,127)	(2,644)

Pro forma	$6,227	$4,221	$18,074	$12,076
Earnings per share-Basic:
As reported	$0.51	$0.39	$1.50	$1.16
Pro forma	$0.47	$0.33	$1.37	$0.96
Earnings per share-Diluted:
As reported	$0.49	$0.37	$1.42	$1.11
Pro forma	$0.45	$0.32	$1.31	$0.92

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	46.8%	46.6%	46.8%	46.6%
Risk free interest rate	2.33%	1.99%	2.33%	1.99%
Expected life of options	6.3 years	6.8 years	6.3 years	6.8 years
Weighted-average fair value per share of options granted during the period	$—	$—	$17.44	$13.37

Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$6,779	$5,045	$19,760	$14,700
Foreign currency translation adjustments	181	283	318	998

Comprehensive income	$6,960	$5,328	$20,078	$15,698

Recently Issued Accounting Pronouncements — In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (“FSP”) regarding FIN 46, which both clarified and modified FIN 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which has replaced FIN 46. The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The Company adopted FIN 46-R during the three-month period ended March 31, 2004. The adoption of this pronouncement did not have a material effect on the consolidated financial statements.

Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year’s presentation.

2. Acquisitions

In 2004, the Company acquired the outstanding stock of two multi-site child care and early education companies in the United Kingdom, and purchased the assets of a domestic single-site child care and early education company. The Company paid aggregate consideration of approximately $21.9 million, $19.2 million in cash, net of cash acquired and $2.7 million in liabilities assumed. The above acquisitions and the operating results of the acquired companies have been included in the Company’s consolidated results of operations from the respective dates of acquisition. A preliminary allocation of purchase prices has been based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. The acquisitions are not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented.

3. Earnings Per Share

Earnings per share has been calculated in accordance with SFAS No. 128 “Earnings per Share”, which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.

The following tables present information necessary to calculate earnings per share:

	Three months ended September 30, 2004
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$6,779	13,300	$0.51

Effect of dilutive securities:
Stock options and restricted stock	—	641

Diluted earnings per share	$6,779	13,941	$0.49

	Three months ended September 30, 2003
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$5,045	12,839	$0.39

Effect of dilutive securities:
Stock options	—	685

Diluted earnings per share	$5,045	13,524	$0.37

	Nine months ended September 30, 2004
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common stockholders	$19,760	13,214	$1.50

Effect of dilutive securities:
Stock options and restricted stock	—	665

Diluted earnings per share	$19,760	13,879	$1.42

	Nine months ended September 30, 2003
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common stockholders	$14,700	12,631	$1.16

Effect of dilutive securities:
Stock options	—	630

Diluted earnings per share	$14,700	13,261	$1.11

The weighted average number of shares excluded from the above calculations for the three and nine month periods ended September 30, 2004 were approximately nil. For the three and nine month periods ended September 30, 2003, there were approximately nil and 105,000 shares, respectively, excluded from the above calculations, as their effect would be anti-dilutive. For the three and nine month periods ended September 30, 2004 and 2003, the Company had no warrants or preferred stock outstanding.

4. Statement of Cash Flow Supplemental Information

The following table presents supplemental disclosure of cash flow information for the nine month periods ended September 30, 2004 and 2003:

	Nine months ended
	September 30,
	2004	2003
	(in thousands)
Supplemental cash flow information:
Cash payments of income taxes	$11,184	$10,630
Cash payments of interest	$124	$98

In June 2004, the Company entered into service agreements to manage a group of family programs and amended an agreement to manage an existing child care center in exchange for the transfer of land and buildings. The Company recorded fixed assets and deferred revenue of $9.4 million in connection with the transactions, which will be earned over the terms of the arrangements that are 6.5 and 13 years, respectively. In the event of default under the terms of contingent notes payable associated with the service agreements, the balance of which are represented by the unamortized amounts of deferred revenue, the Company would be required to tender a cash payment(s) for the balance of the notes payable or surrender the applicable property(s).

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

The Company is guarantor on a lease for a childcare center that was transitioned to another provider. The lease guarantee expires in June 2006. Management estimates that its current obligations associated with this lease, including real estate taxes and related expenses, are approximately $397,000 and this amount has been recorded as an accrued liability at September 30, 2004.

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

Although we believe that the forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004, and, from time to time, in our other Securities and Exchange Commission reports and filings, important factors that could cause actual results to differ from expectations include:

•	our inability to successfully execute our growth strategy;

•	the effects of general economic conditions and world events;

•	competitive conditions in the early care and education industry;

•	loss of key client relationships or delays in new center openings;

•	subsidy reductions by key existing clients;

•	tuition price sensitivity;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services;

•	the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of a governmentally mandated universal child care benefit;

•	delays in identifying, executing or integrating key acquisitions;

•	our inability to successfully defend against or counter negative publicity associated with claims involving alleged incidents at our centers; and

•	our inability to obtain insurance at the same levels, or at costs comparable to those incurred historically.

In addition, beginning with our annual report on Form 10-K for the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report of management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. That report will also be required to include a statement that our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. Risk factors associated with these new requirements include:

•	our inability to complete the work necessary to issue our attestation report in a timely manner, or to complete the extensive work that will be required for us to report that our internal control over financial reporting is effective;

•	the inability of our independent auditors to complete the work required for them to issue an attestation report on management’s assessment in a timely manner; and

•	there are no assurances that internal control deficiencies will not emerge, or that remediation efforts will be completely successful.

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

Executive Summary and Discussion

Bright Horizons Family Solutions is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of September 30, 2004, the Company managed 555 early care and education and family centers, with more than 50 centers under development. During the three-month period ending September 30, 2004, the Company added 31 new centers and closed 1 center. Twenty-three of the new center additions were in the United States and eight were in the United Kingdom. The Company has the capacity to serve approximately 61,500 children in 39 states, the District of Columbia, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, across all industries in the public, private and non-profit sectors. The Company’s North American child care centers average 128 capacity per location or approximately 56,600 in total capacity. In Europe, center capacity averages approximately 52 children per location, or 4,900 in total capacity. As of September 30, 2004, approximately 60% of the Company’s centers were profit and loss (“P&L”) models and approximately 40% were management (“Cost plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

The Company currently operates 462 early care and education centers in North America and 93 early care and education centers in the United Kingdom and Ireland. The Company serves a diversified group of clients. At September 30, 2004, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers
Consumer	8%
Financial Services	15%
Government	13%
Healthcare	11%
Higher education	3%
Industrial/manufacturing	6%
Office park consortiums and other	29%
Pharmaceutical	6%
Technology	9%

The Company was able to continue its revenue and net income growth during the first nine months in 2004 by executing on its growth strategy to add centers for new and existing clients, to expand service offerings to clients, to pursue strategic acquisitions and to assume the management of existing child care centers. Notwithstanding the revenue and net income growth for the first nine months of 2004, general economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates.

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

The Company achieved revenue growth of approximately 18% for the three month period ending September 30, 2004 and 17% for the nine month period ending September 30, 2004 as compared to the previous periods. The revenue growth was principally due to the growth in the number of centers the Company manages, additional enrollment in ramping as well as mature centers, and price increases of 4-5%. Specifically, revenue growth in the third quarter of 2004 reflects the addition of 68 centers since October 2003, through a combination of organic growth, additional services for existing clients, transitions of management of existing programs and small acquisitions. The Company also improved both operating margins and net income for the three and nine month periods as compared to the prior periods. The improvement can be attributed to being able to pace tuition increases ahead of wage increases, careful management of labor costs, modest enrollment gains and the addition of mature centers through acquisitions and transitions of management.

The Company’s business is subject to seasonal and quarterly fluctuations. Demand for childcare and early education services has historically decreased during the summer months. This is due mainly to older children transitioning to elementary school and other alternative child care arrangements in the summer months. Demand for the Company’s services generally increases in September and October upon the commencement of the new school year and remains relatively stable throughout the remainder of the traditional school year. In 2004, the Company experienced less pronounced seasonality in its financial results as compared to prior years primarily due to positive enrollment trends in the mature class of the Company’s centers.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenue for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	83.5	84.8	83.6	84.7

Gross profit	16.5	15.2	16.4	15.3
Selling, general & administrative	7.9	7.7	7.9	7.9
Amortization	0.3	0.1	0.2	0.1

Income from operations	8.3	7.4	8.3	7.3
Interest income	0.1	0.0	0.0	0.0
Interest expense	0.0	0.0	0.0	0.0

Income before income taxes	8.4	7.4	8.3	7.3
Income tax provisions	3.5	3.1	3.4	3.1

Net income	4.9%	4.3%	4.9%	4.2%

Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

Revenue. Revenue increased $20.9 million, or 17.7%, to $139.0 million for the three months ended September 30, 2004 from $118.1 million for the three months ended September 30, 2003. Revenue increased $59.6 million or 17.1% to $407.1 million for the nine months ended September 30, 2004 from $347.5 million for the nine months ended September 30, 2003. The growth in revenues is primarily attributable to the net addition of 68 centers in the last year, including 30 in the quarter ended September 30, 2004. In addition, enrollment in mature centers has increased 1-2% in 2004 compared to 2003 and average tuition rates have increased approximately 4-5%.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $5.0 million, or 28.0%, to $22.9 million for the three-month period ended September 30, 2004 from $17.9 million for the three months ended September 30, 2003. Gross profit increased $13.9 million, or 26.1%, to $66.9 million for the nine month period ended September 30, 2004 from $53.0 million for the nine months ended September 30, 2003. As a percentage of revenue, gross profit increased to 16.5% for the three months ended September 30, 2004 compared to 15.2% for the three months ended September 30, 2003. As a percentage of revenue, gross profit increased to 16.4% for the nine months ended September 30, 2004 compared to 15.3% for the nine months ended September 30, 2003.

The increase in gross profit margin for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003 resulted from the ability to pace tuition increases in advance of operating cost increases, particularly in the area of personnel costs, as well as the ability to efficiently manage staffing levels. The influence of a greater proportion of centers operating at mature levels, including acquisitions and transitions in the Company’s mix also had the effect of increasing overall margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SGA”) consist of regional and division management personnel, corporate management and administrative functions, and business development expenses. SGA increased $1.9 million, or 20.5%, to $11.0 million for the three months ended September 30, 2004 from $9.1 million for the three months ended September 30, 2003. SGA increased $4.7 million, or 17.0%, to $32.3 million for the nine months ended September 30, 2004 from $27.6 million for the nine months ended September 30, 2003. As a percentage of revenue, SGA increased to 7.9% for the three months ended September 30, 2004 compared to 7.7% for the same period in 2003. As a percentage of revenue, SGA remained consistent at 7.9% for both the nine month periods ended September 30, 2004 and 2003, respectively.

The dollar increase in SGA for the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003 is attributable to investments in regional and divisional management, general corporate and administrative personnel, information systems and compliance costs, as appropriate, to support the Company’s long-term growth. The increase in SGA as a percentage of revenue for the three months ended September 30, 2004 relates to the incremental spending associated with the Company’s compliance with the provisions of the Sarbanes-Oxley Act of 2002. The Company anticipates that the incremental spending on compliance with the Sarbanes-Oxley Act will continue to offset the modest overhead leverage of approximately 20 basis points that the Company would have otherwise achieved in 2004.

Amortization. Amortization expense on intangible assets other than goodwill totaled $354,000 and $798,000 for the three and nine month periods ended September 30, 2004, as compared to $67,000 and $282,000 in the same periods for 2003. The increase relates principally to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed in the second half of 2003 and in 2004, which are subject to amortization. The Company anticipates amortization expense to approximate $1.2 million for the full year in 2004.

Income from Operations. Income from operations totaled $11.6 million for the three month period ended September 30, 2004, an increase of $2.9 million, or 32.9%, from $8.7 million in the same period for 2003. Income from operations totaled $33.8 million for the nine month period ended September 30, 2004, an increase of $8.6 million, or 34.3%, from $25.2 million in the same period for 2003. This increase is primarily the result of the indicated revenue and gross margin improvements offset partially by the increases in amortization expense and SGA expenses.

Income Tax Expense. The Company’s effective income tax rate was 41.8% for both the nine month periods ended September 30, 2004 and 2003, respectively. The Company expects the overall effective tax rate to be consistent for the full year’s results.

Liquidity and Capital Resources

The Company’s primary cash requirements are the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $42.3 million at September 30, 2004. The Company’s cash balances may be supplemented by borrowings available under the Company’s $25 million line of credit. There are currently no amounts outstanding on the line of credit. The Company had a working capital surplus of $2.6 million as of September 30, 2004 and a working capital deficit of $2.3 million at December 31, 2003. The Company’s historical working capital deficits have primarily arisen from investments in fixed assets and acquisitions, which were paid in cash, that are of a long-term nature. The Company anticipates that it will continue to generate positive cash flows from operating activities in 2004 and that the cash generated will principally be utilized to fund ongoing operations of its new and existing early care and education centers, and will be sufficient to meet the Company’s financial obligations.

Cash provided from operations was $31.7 million for the nine month period ended September 30, 2004, as compared to cash provided by operations of $22.2 million for the nine month period ended September 30, 2003. The increase is primarily the result of an increase in net income, as well as increases in accounts payable and accrued expense balances along with an increase in deferred revenue balances. The increases in accounts payable and accrued expense balances were due principally to increases in payroll and personnel related accruals as well as certain insurance accruals (all of which are of a normal and recurring nature) for the nine month period ended September 30, 2004 as compared to the same period in 2003. The increases in deferred revenue balances were due primarily to increases in unearned tuition for the nine month period ended September 30, 2004 as compared to the same period in 2003. This is principally the result of the net increase of 68 centers since the same period last year.

Cash used in investing activities totaled $26.9 million for the nine month period ended September 30, 2004, compared to $26.8 million in the corresponding period in 2003, with the increase attributable to the $19.2 million of payments for acquisitions in 2004, offset partially by a decrease in fixed asset additions in 2004 as compared to the same period in 2003. Fixed asset additions totaled $7.7 million as of September 30, 2004 with $2.3 million related to new early care and education centers and the remaining majority related to the refurbishment of early care and education centers.

Cash provided by financing activities totaled $3.7 million for the nine month period ended September 30, 2004 as compared to $8.6 million in cash provided by financing activities for the nine month period ended September 30, 2003. The Company received $4.2 million for stock option exercises in the nine month period ended September 30, 2004 as compared to $6.3 million in the corresponding period in 2003. In 2003, the Company also received $2.5 million in proceeds from a note payable.

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

ITEM 4. Controls and Procedures

Beginning with our annual report on Form 10-K for the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report of management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. That report will also be required to include a statement that our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting.

In order to achieve compliance with Section 404 within the prescribed period, management has formed an internal steering committee, engaged outside consultants and adopted a detailed work plan to assess the adequacy of our internal control over financial reporting, to remediate control gaps that may have been identified, to validate through testing that controls are functioning as documented and to implement a continuous reporting and improvement process for internal control over financial reporting. These steps have included educating employees throughout the Company about the importance of compliance with policies and procedures and the significance of an effective internal control system in order to augment executive management’s detailed involvement in the oversight and review of the disclosure and reporting process.

As the Company reviews its internal control procedures, required improvements may be costly to prepare or implement and may cause operating expenses to increase more than projected. We have modified controls and procedures to address control deficiencies already identified, none of which management believes is a material weakness, but some of these procedures and modifications are relatively new and may still need to be improved. There are no assurances that internal control deficiencies will not emerge or that remediation efforts will be completely successful.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings:

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds:

Not applicable

ITEM 3. Defaults Upon Senior Securities:

None

ITEM 4. Submission of Matters to a Vote of Security Holders:

Not applicable

ITEM 5. Other information:

Not applicable

ITEM 6. Exhibits:

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

Date: November 9, 2004

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