Form 10-K
period 2004-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2005-03-30
CIK 1060559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 0-24699

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware 62-1742957

(State or other jurisdiction (IRS Employer Identification No.)
of incorporation or organization)

200 Talcott Avenue South
Watertown, MA 02472
(Address of principal executive offices)

(617) 673-8000
(Registrant’s telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☑   No ☐

As of March 21, 2005, and after taking into account a 2-for-1 stock split that occurred on March 18, 2005, there were 27,014,552 outstanding shares of the registrant’s common stock, $0.01 par value per share, which is the only outstanding capital stock of the registrant. As of June 30, 2004, the aggregate market value of the shares of common stock held by non-affiliates (excludes directors and executive officers of the registrant) of the registrant (based on the closing price for the common stock as reported on The Nasdaq National Market on June 30, 2004) was approximately $697,108,736.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference

Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders to be held on May 24, 2005 are incorporated by reference into Items 10, 11, 12, 13 and 14

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
FORM 10-K ANNUAL REPORT

Cautionary Statement About Forward-Looking Information

The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern the Company’s operations, economic performance and financial condition and include statements regarding: opportunities for growth; the number of early care and education centers expected to be added in future years; the profitability of newly opened centers; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies and our projected operating cash flows. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects” or similar expressions are used in this report, the Company is making forward-looking statements.

Although we believe that the forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Important factors that could cause actual results to differ from expectations include:

•	our inability to successfully execute our growth strategy;

•	the effects of general economic conditions and world events;

•	competitive conditions in the early care and education industry;

•	loss of key client relationships or delays in new center openings;

•	subsidy reductions by key existing clients;

•	tuition price sensitivity;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services;

•	the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of a governmentally mandated universal child care benefit;

•	delays in identifying, executing or integrating key acquisitions;

•	our inability to successfully defend against or counter negative publicity associated with claims involving alleged incidents at our centers;

•	our inability to maintain effective internal controls over financial reporting, or to have remediation efforts be adequate to address identified deficiencies in internal controls over financial reporting; and

•	our inability to obtain insurance at the same levels or at costs comparable to those incurred historically.

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

PART I

ITEM 1. Business

OVERVIEW

Bright Horizons Family Solutions, Inc. (the “Company” or “Bright Horizons”) is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. The Company operates 560 early care and education programs for over 400 clients and has the capacity to serve approximately 62,000 children in 39 states, the District of Columbia, Canada, Ireland and the United Kingdom. The early care and education center concept evolved from the more traditional child care center and is designed to serve a broader segment of the work-site population. The Company’s early care and education centers provide a number of services designed to meet the business objectives of the client and the family needs of the client’s employees. The Company’s services are designed to (i) address employers’ ever-changing workplace needs, (ii) enhance employee productivity, (iii) improve recruitment and retention of employees, (iv) reduce absenteeism and (v) help project the image as the employer of choice within the employer’s industry.

Bright Horizons provides center based child care, education and enrichment programs, elementary school education (kindergarten through fifth grade), backup care, before and after school care for school age children, summer camps, vacation care, and other family support services.

Bright Horizons serves many leading corporations, including 80 Fortune 500 companies at 191 centers. Working Mother’s 2004 list of the “100 Best Companies for Working Mothers” includes 51 clients of the Company. The Company’s clients include Abbott Laboratories, AstraZeneca, Bank of America, Bristol Myers Squibb, British Petroleum, Citigroup, Eli Lilly, Glaxo SmithKline PLC, IBM, Johnson & Johnson, JP Morgan Chase, LandRover, Microsoft, Motorola, Pfizer, Reebok, SAS, S.C. Johnson & Son, Starbucks, Timberland, Time Warner, Universal Studios and Wachovia. The Company also provides services for well-known institutions such as Cambridge University, Duke University, the European Commission, JFK Medical Center, Johns Hopkins University, the International Monetary Fund, Massachusetts Institute of Technology and the Professional Golfers Association (PGA) and Ladies Professional Golf Association (LPGA) Tours. Bright Horizons operates multiple centers for 44 of its clients.

Bright Horizons Family Solutions, a Delaware corporation, was formed in connection with the merger (the “Merger”) on July 24, 1998, of Bright Horizons, Inc. and CorporateFamily Solutions, Inc., each of which were national leaders in the field of work-site child care services for the corporate market.

BUSINESS STRATEGY

Bright Horizons is recognized as a leading quality service provider in our field by employers and working families alike and is well positioned to serve its clients due to its established reputation for quality programming, innovative approach to work/life strategies, breadth of offerings and track record of serving major corporate sponsors. The major elements of its business strategy are the following:

Corporate Sponsorship. Due to the demographics of today’s workforce and the prevalence of dual career families, a growing number of corporations are creating family benefits to attract and retain employees and support them as parents. By making investments in work-site child care, clients create a partnership between employees (as parents), Bright Horizons and the corporation, which addresses the critical human resources challenges of recruitment, retention, productivity and reputation as an employer of choice. Corporate sponsorship enables Bright Horizons to simultaneously address the three most important criteria used by parents to evaluate and select an early care and education provider: quality of care, locational convenience and cost. Corporate sponsorship helps reduce the Company’s start-up and operating costs and enables the Company to concentrate its investment in those areas that directly translate into high quality care, including faculty compensation, teacher-child ratios, curricula, continuing faculty education, facilities and equipment. Bright Horizons’ corporate-sponsored work-site facilities are conveniently located at or near the parents’ place of employment, and generally conform their hours of operation to the work schedule of the sponsor. Work-site early care and education centers allow parents to spend more time with their children, both while commuting and during the workday, and to participate in and monitor their child’s ongoing care and education. Finally, because corporate support generally defrays a portion of Bright Horizons’ start-up and/or operating costs, the Company is able to offer its customers high quality early care and education services at competitive tuition levels. Some corporations offer subsidized tuition to their employees as part of their overall benefits package.

Quality Leadership. The critical elements of Bright Horizons’ quality leadership focus include:

•	Accreditation. Bright Horizons operates its early care and education centers at high quality levels. Bright Horizons operates its domestic early care and education centers to qualify for accreditation by the National Association for the Education of Young Children (“NAEYC”), a national organization dedicated to improving the quality of care and developmental education provided for young children. The Company’s United Kingdom and Ireland early care and education centers are operated to achieve a similar high degree of quality as its domestic early care and education centers. The Company believes that its commitment to meeting NAEYC accreditation is an advantage in the competition for corporate sponsorship opportunities due to the Company’s experience with an increasing number of potential and existing corporate sponsors that are requiring adherence to NAEYC criteria. NAEYC accreditation criteria cover a wide range of quantitative and qualitative factors, including, among others, faculty qualifications and development, staffing ratios, health and safety, and physical environment. NAEYC criteria generally are more stringent than state regulatory requirements. The majority of child care centers are not NAEYC-accredited, and Bright Horizons believes it has more NAEYC-accredited work-site child development centers than any other provider. Nearly 80% of the Company’s domestic centers eligible for NAEYC accreditation have achieved this distinction.

•	Intensive Teacher-Child Ratios. High teacher-child ratios are a critical factor in providing quality early education, facilitating more focused care and enabling teachers to forge relationships with children and their parents. Each child’s caregiver is responsible for monitoring a child’s developmental progress and tailoring programs to meet the child’s individual needs, while engaging parents in establishing and achieving goals. Many center-based child care providers conform only to the minimum teacher-child ratios mandated by applicable government regulations, which are generally less intensive than Bright Horizons’ centers and vary widely from state to state. By contract, Bright Horizons is committed to consistently maintaining the more intensive teacher-child ratios for all age groups.

•	Highly Qualified Center Directors and Faculty. Bright Horizons believes its faculty’s education and experience are exceptional when compared to other child care providers, which is enhanced by employee turnover rates that are less than the industry average. Our typical center director has more than ten years of child care experience and a college degree in an education-related field, with many center directors holding advanced degrees. The Company has developed a training program for its employees that establishes minimum standards for its faculty. Teacher training is conducted in each early care and education center and includes orientation and ongoing training, including training related to child development and education, health, safety and emergency procedures. Management training is provided on an ongoing basis to all center directors and includes human resource management, risk management, financial management, customer service, and program implementation. Additionally, because Bright Horizons considers ongoing training essential to maintaining high quality service, centers have training budgets for their faculty that provide for in-center training, attendance at selected outside conferences and seminars, and partial tuition reimbursement for continuing education.

•	Innovative Curricula. Bright Horizons’ innovative, developmentally appropriate curricula is based on well established international research and theory and is recognized as high quality in the realm of early care and education in the United States and Europe. The Company is committed to excellence in the early education experience by creating a dynamic and carefully planned interactive environment designed for individualized active learning and personalized care. The Company’s educational program “The World at Their Fingertips: Education for Bright Horizons” (“World”) is a comprehensive program that includes Language Works, Math Counts, Science Rocks, Our World, Growing Readers and ArtSmart, the goals of which are to prepare children for academic excellence and build the foundations for success in life, while providing a rich and rewarding childhood. World provides a pedagogical framework that can incorporate accepted best practices in the United Kingdom, Ireland, all the regions of the United States, and other countries that the Company may do business in. Teachers plan a rich learning environment appropriate to the location that provides large and small group experiences, extended projects, and field trips that are all designed to enrich the children’s learning and development. Planning is based on the observation and assessment of children. Teachers strive to create experiences appropriate for each child that provide both stimulation and challenge, which in turn help children find new answers and opportunities. Themes and directions emerge from the interests and experiences of the children, families, and teachers, which are incorporated into the children’s learning.

The key concepts of the World curriculum include: high expectations for every child; prime times: the importance of adult-child interactions; planned child choice learning environments; emergent curriculum; developmentally appropriate instruction; learning made visible through documentation and display; full parent partnerships; and 21st century technology. The development of language, mathematical reasoning, and scientific thought are emphasized throughout all the learning centers. The Company uses learning centers, outdoor environments, projects, activities, and field trips, all of which are designed to allow children to independently explore, discover, and learn through their experiences. The Company believes its early childhood educational services meet or exceed the standards in the United States established by the National Academy of Early Childhood Programs (“NAECP”), a division of the National Association for the Education of Young Children (NAEYC), the Accreditation standards of the National Child Nursery Association in Ireland (NCNA), and the Office of Standards in Education (OFSTED) in the United Kingdom.

•	Parent Support Mechanisms. Bright Horizons’ approach goes beyond the traditional scope of child care and early education and provides rich content and support mechanisms for parents. Through focus groups, parenting seminars, presentations, speaking engagements, e.family news (an electronically distributed parent newsletter), and periodicals, the Company provides resources for parents to support many aspects of parenthood and family issues.

•	Attractive, Child-Friendly Facilities. Bright Horizons believes that attractive, home-like and child-friendly facilities are an important element in fostering high quality learning environments for children. The Company’s early care and education centers are generally custom-built and designed to be state of the art facilities that serve the children, families and teachers, and create a community of caring. Typical center design incorporates natural light, openness and direct access from the early care and education center to a landscaped playground with the objective of creating an environment that allows for the children to learn indoors and out. The Company devotes considerable effort to equipping its centers with child-sized amenities and indoor and outdoor play areas with age-appropriate materials and design, while taking full advantage of technology for both administrative and classroom use. Facilities are designed to be cost-effective and fit specific sites, budgets and clients’ needs.

Leading Market Presence. Bright Horizons’ strategy has been to gain a leading market presence by leveraging its reputation and the visibility of its client relationships to enhance its marketing and market penetration. In addition, the Company believes that clustering its centers in selected metropolitan and geographic areas provides operating and competitive advantages. Clustering permits the Company to strengthen quality, improve management and oversight, develop local recruiting networks, and efficiently allocate its faculty among nearby centers in cases of illness, vacation or leave. Clustering also provides Bright Horizons with economies of scale in management, purchasing, training and recruiting. The Company believes that regional clustering serves as a competitive advantage in developing its reputation within geographic regions and securing new corporate sponsorships in those areas. Bright Horizons currently has a significant domestic market presence in Atlanta, Boston, Charlotte, Chicago, Dallas/Fort Worth, Fort Lauderdale/Miami, Las Vegas, Los Angeles, Nashville, greater New York, Philadelphia, Raleigh/Durham, San Diego, San Francisco Bay Area, Seattle, Tampa/St. Petersburg, Washington, D.C., Wilmington, Delaware, as well as London, England, Edinburgh, Scotland, and Dublin, Ireland.

Employer of Choice. Bright Horizons focuses on maintaining its reputation as a premier employer in the early childhood education market and has been named again as one of Fortune’s “100 Best Companies to Work for in America”. The Company believes that its above-average compensation, comprehensive and affordable benefits package and opportunities for internal career advancement enable the Company to attract and retain highly qualified, well-educated, experienced and committed center directors and faculty. The Company believes that its benefits package, which includes medical, dental and disability insurance, paid vacation and sick leave, a retirement plan, tuition reimbursement and child care discounts, is unusually comprehensive and affordable to the employee by industry standards. These benefits, as well as the Company’s comprehensive training programs and career advancement opportunities, are an important recruitment and retention tool for Bright Horizons in a relatively low-paying field.

GROWTH STRATEGY

The key elements of Bright Horizons’ global growth strategy are as follows:

Open Centers for New Corporate Sponsors. Bright Horizons’ sales force, as well as senior management, actively pursues potential new corporate sponsors. Bright Horizons believes that its geographic reach, resources, quality leadership and track record of serving corporate sponsors give it a competitive advantage in securing new corporate sponsorship relationships. As a result of the Company’s visibility as a high quality provider of work-site early care and education and family support services, prospective sponsors regularly contact Bright Horizons requesting proposals for operating an early care and education center.

Expand Relationships with Existing Corporate Sponsors. Bright Horizons aims to increase revenue from its existing corporate sponsor relationships by developing new centers for sponsors who have multiple corporate sites, expanding existing centers to serve additional capacity and offering additional services at its existing centers. Bright Horizons’ experience has been that corporate sponsors are more inclined to employ the Company on a multi-site basis following the successful operation of an initial early care and education center. The Company operates 217 early care and education centers at multiple sites for 44 sponsors.

Pursue Strategic Acquisitions. Bright Horizons seeks to acquire existing early care and education centers and schools to expand quickly and efficiently into new markets and increase its presence in existing geographic clusters. The fragmented nature of the child care, early education and family support services market continues to provide acquisition opportunities. The Company believes that many of the smaller regional chains and individual providers seek liquidity and/or lack the professional management and financial resources that are often necessary.

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

Develop and Market Additional Services. Bright Horizons plans to continue to develop and market additional early childhood education and family support services, full and part-time child care, emergency back-up work-site child care (serving parents when their primary child care options are unavailable), the Network Access Program, Family Child Care Networks, family service centers, seasonal services (extending hours at existing centers to serve sponsors with highly seasonal work schedules), school vacation clubs, summer programs, elementary school programs, before and after school care for school age children, vacation care and special event child care, and to add centers in areas where tuition levels can support the Company’s quality standards. Additionally, the Company often works with its sponsors to offer unique solutions and provide additional services, such as hurricane care, which allows Bright Horizon’s clients to offer child care services to the sponsor’s employees in alternate locations during extended period crisis events which disrupt usual business operations.

Expand and Relocate Existing Child Care Centers. In areas where Bright Horizons has been successful in operating an early care and education facility, it seeks to expand existing facilities to accommodate demand and enhance its market presence. The Company also relocates successful programs to new locations to take advantage of new facilities and/or additional space.

At December 31, 2004, the Company had over 50 early care and education centers under development and scheduled to open over the next 12 to 24 months.

BUSINESS MODELS

Although the specifics of Bright Horizons’ contractual arrangements vary widely, they generally can be classified into two forms: (i) the management or cost plus model, where Bright Horizons manages a work-site early care and education center under a cost-plus agreement with a corporate sponsor, and (ii) the profit and loss (“P&L”) model, where the Company assumes the financial risk of the center’s operations. The P&L center generally operates under two forms: employer-sponsored or lease as more fully described below. Under each model type the Company retains responsibility for all aspects of operating the center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting accounts receivable.

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

The Profit and Loss Model. Centers operating under the P&L model currently represent approximately 60% of Bright Horizons’ early care and education centers. Bright Horizons retains financial risk for P&L centers and is therefore subject to variability in financial performance due to fluctuating enrollment levels. The P&L model can be classified into two subcategories: (i) employer-sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor(s), and (ii) lease model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.

•	Sponsored Model. The sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), or a consortium of employers, entering into a contract with the Company to provide early care and education at a facility located in or near the sponsor’s offices. The sponsor generally provides for the facilities or construction of the center, pre-opening expenses and assistance with start-up costs as well as capital equipment and initial supplies and, on an ongoing basis, may pay for maintenance and repairs. In some cases, the sponsor may also provide tuition assistance to the employees and minimum enrollment guarantees to the Company. Children of the sponsor’s employees typically are granted priority enrollment at the center. Operating contracts under the employer-sponsored model have terms that generally range from three to ten years, require ongoing reporting to the sponsor and, in some cases, limit annual tuition increases.

•	Lease Model. A lease model center is typically located in an office building or office park. The center serves as an amenity to the real estate developer’s tenants, giving the developer an advantage in attracting quality tenants to its site. In addition, the Company may establish a center in instances where it has been unable to cultivate sponsorship, or sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations where experience and demographics indicate that demand for the Company’s services exists. While the facility is open to general enrollment from the nearby community, the Company may also receive additional sponsorship opportunities from nearby employers wishing to provide child care benefits to their employees. Bright Horizons typically negotiates lease terms of 10 to 15 years, including the initial term and renewal options, and may receive discounted rent or tenant improvement allowances. Under the lease model, Bright Horizons typically operates its early care and education centers with few ongoing operating restrictions or reporting requirements.

OPERATIONS

General. Consistent with its strategy of establishing leading market presence, Bright Horizons is organized into twelve operational divisions, largely along geographic lines. Each division is managed by a Divisional Vice President, and is further divided into regions. Each region is headed by a Regional Manager who oversees the operational performance of approximately six to eight centers and is responsible for supervising the program quality, financial performance and client relationships. A typical center is managed by a small administrative team, under the leadership of the center director. A center director has day-to-day operating responsibility for the center, including training, management of faculty, licensing compliance, implementation of curriculum, conducting child assessments, and marketing. Bright Horizons’ corporate offices provides centralized administrative support, consisting of most accounting, finance, information systems, legal, payroll, risk management, and human resources functions.

Center hours of operation are designed to match the schedules of the sponsor. Most centers are open ten to thirteen hours a day, Monday through Friday, although some employer sponsors operate two or even three shifts at locations our centers serve. Typical hours of operation are from 7:00 a.m. to 6:00 p.m. Bright Horizons offers a variety of enrollment options, ranging from full-time (40-50 hours per week) to part-day and part-week options. The majority of children who attend the Company’s early care and education centers are enrolled on a full-time basis and are children of the employees or affiliates of the sponsor. In addition, children from the surrounding community attend our centers, where such enrollment is permitted under the terms of the contract.

Tuition depends upon the age of the child, the teacher-child ratio, the geographic location and the extent to which a corporate sponsor subsidizes tuition. In 2004, the average tuition rate for infants in the United States was $1,160 per month, for toddlers $1,070 per month and for preschoolers $870 per month. Tuition at most of Bright Horizons’ centers is payable in advance and is due either monthly or weekly. In some cases, parents can pay tuition through payroll deduction or through automated clearing house (“ACH”) withdrawals.

Facilities. The Company’s centers are primarily operated in work-site locations and vary in design and capacity in accordance with sponsor needs and state and federal regulatory requirements. The Company’s North American based early care and education centers typically range from 6,000 to 12,000 square feet and have an average capacity of 122 children. The Company’s European locations average a capacity of 53 children. As of December 31, 2004, the Company’s centers had a total licensed capacity of approximately 62,000 children, with the smallest having a capacity of 10 children and the largest having a capacity of 460 children.

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

Health and Safety. The safety and well-being of the children and its employees is a high priority for Bright Horizons. The Company employs a variety of security measures at its centers, which typically include electronic access systems and sign-out procedures for children among other site-specific procedures. In addition, Bright Horizons’ high ratio of teachers to children and open center design helps ensure the health and safety of children. Centers are designed to minimize the risk of injury to small children by incorporating such features as child-size amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment and cushioned fall-zones surrounding play structures.

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

The Company’s biggest competitors include a variety of regional providers and the employer-sponsored child care divisions of large child care chains that primarily operate residential child care centers such as Knowledge Learning Corporation, KinderCare Learning Centers and La Petite Academy, Inc. in the United States and Kids Unlimited, Child Base and Busy Bees in Europe. Management believes that the Company is distinguished from its competitors by its primary focus on corporate clients and track record for achieving or maintaining high quality standards. Bright Horizons believes it is well-positioned to attract sponsors who wish to outsource the management of new or existing work-site early education centers due to the Company’s scale, established reputation, position as a quality leader and track record of serving major corporate sponsors.

EMPLOYEES

As of December 31, 2004, Bright Horizons employed approximately 16,150 employees (including part-time and substitute teachers), of whom approximately 425 were employed at the Company’s corporate, divisional and regional offices and the remainder of whom were employed at the Company’s early care and education centers. Center employees include faculty and support personnel. The Company employs approximately 1,600 employees in Europe. The Company has agreements with labor unions that represent approximately 650 employees of the Company’s early care and education centers operated under agreements with the United Auto Workers and Ford Motor Company and with the United Auto Workers and General Motors Corporation. The Company believes that its relations with employees are good.

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

TRADEMARKS AND SERVICE MARKS

The Company believes that its name and logo are important to its operations. The Company owns and uses various registered and unregistered trademarks and service marks covering the name Bright Horizons Family Solutions, our logo and a number of other names, slogans and designs. A federal registration in the United States is effective for 10 years and may be renewed for 10-year periods perpetually, subject only to required filings based on continued use of the mark by the registrant.

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

AVAILABLE INFORMATION

The Company files reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. The Company’s website address is www.brighthorizons.com. Please note that our website address is provided as an inactive textual reference only. The Company makes available free of charge through the

Company’s website the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

RISK FACTORS

Changing Economic Conditions and World Events. The Company’s revenue and net income are subject to general economic conditions. A significant portion of the Company’s revenue is derived from employers who historically have reduced their expenditures for work-site family services during economic downturns. In addition, a significant percentage of the Company’s early care and education centers are sponsored by real estate developers offering on-site child care as an amenity to attract tenants to their sites. Changes in the supply and demand of real estate could adversely affect real estate developers’ willingness to subsidize child care operations at new or existing developments or their ability to obtain financing for developments offering lease model child care services. Should the economy experience prolonged weakness, corporate clients may reduce or eliminate their expenditures on work and family services, and prospective clients may not commit resources to such services. In addition, should the size of an employer’s workforce be reduced the Company may have a smaller base of families it is able to offer its services to. The Company’s revenues depend, in part, on the number of dual income families and working single parents who require child care services. A deterioration of general economic conditions may adversely impact the Company because of the tendency of out-of-work parents to diminish or discontinue utilization of child care services. In addition, the Company may not be able to increase tuition at a rate consistent with increases in operating costs. Additionally, the Company’s operations in Canada, Ireland and the United Kingdom are subject to foreign currency risk, although these operations currently represent less than 10% of the Company’s overall revenues. These factors could have a material adverse effect on the Company’s business, results of operations and financial condition.

Execution of Growth Strategy. The Company has experienced substantial growth during the past several years through internal growth and by acquisition. The Company’s ability to grow in the future will depend upon a number of factors, including the ability to further develop and expand existing client relationships, obtaining new client relationships, the expansion of services and programs offered by the Company, the maintenance of high quality services and programs, and the hiring and training of qualified personnel. Sustaining growth may require the implementation of enhancements to operational and financial systems and will also depend on the Company’s ability to expand its sales and marketing force. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Competition. The Company competes for corporate clients as well as individual enrollment in a highly fragmented and competitive market. For enrollment, the Company competes with family child care (operated out of the caregiver’s home) and center-based child care (residential and work-site child care centers, full and part-time nursery schools, and church-affiliated and other not-for-profit providers). In addition, substitutes for organized child care, such as relatives, nannies, and the option of one parent caring for a child can represent lower cost alternatives to the Company’s services. Management believes the Company’s ability to compete successfully depends on a number of factors, including quality of care, locational convenience and cost. The Company often is at a price disadvantage with respect to family child care providers, who operate with little or no rental expense and generally do not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company. Many of its competitors in the center-based segment also offer child care at a substantially lower price than the Company, and some have substantially greater financial resources than the Company or have greater name recognition. The Company also competes with many not-for-profit providers of child care and preschools, some of which are able to offer lower pricing than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, results of operations and financial condition.

In the competition for corporate clients, the Company competes with other organizations that vary in size, scope, business objectives and financial resources. Many of these competitors offer consulting, work-site child care and other services at lower prices than the Company. Increased competition for corporate relationships on a national or local basis could result in increased pricing pressure and/or loss of market share, thereby having a material adverse effect on the Company’s business, results of operations and financial condition, as well as its ability to attract and retain qualified early care and education center personnel and its ability to pursue its growth strategy successfully.

Risks Associated with Acquisitions. Acquisitions are an ongoing part of the Company’s growth strategy. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, not meeting financial objectives, additional investment, diversion of management’s attention, the potential dilutive effects of the issuance of the Company’s common stock (“Common Stock”) in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and assimilating acquisitions in the future.

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

Hiring and Retaining Qualified Faculty. The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets, which could result in a material adverse effect on the Company’s business, results of operations and financial condition. In addition, difficulties in hiring and retaining qualified personnel may also impact the Company’s ability to accept additional enrollment at its centers, which could result in a material adverse effect on the Company’s business, quality of service, results of operations and financial condition.

Ability to Establish and Maintain Effective Internal Controls Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. A control system can only provide reasonable, not absolute, assurance that misstatements in financial reporting will be detected or prevented. The effectiveness of a system of internal controls may deteriorate if controls become inadequate due to changes in conditions, or if compliance with the policies or procedures declines. As described more fully in its initial report on the Company’s internal control over financial reporting included on pages 49 to 50 of this 2004 Annual Report on Form 10-K, management has identified two material weaknesses which render the Company’s system of internal control over financial reporting not effective at December 31, 2004, as defined in the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management believes that each of these material weakness deficiencies is being addressed through remedial measures that will rectify the deficiencies in 2005. As part of its assessment, management also identified certain other control deficiencies, for which management has implemented or expects to implement incremental control procedures to improve their effectiveness. In addition to the overall limitations of internal control over financial reporting cited above, there can be no assurances that the remedial measures management is undertaking will be successful or will be sufficient to fully correct the material weaknesses and the other control deficiencies, or that additional control deficiencies and material weaknesses will not emerge or will not be adequately remediated.

Ability to Obtain and Maintain Insurance. The Company currently maintains the following major types of insurance policies: workers’ compensation, commercial general liability including coverage for child abuse and molestation, automobile liability, commercial property coverage, student accident coverage, directors’ and officers’ liability coverage, employment practices liability, professional liability and excess “umbrella” liability. These policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. To date, the Company has been able to obtain insurance in amounts it believes to be appropriate. There can be no assurance that such insurance will continue to be readily available to the Company or that the Company’s insurance premiums will not increase in the future as a consequence of conditions in the insurance business or child care market generally or the Company’s experience in particular.

Adverse Publicity. Any adverse publicity concerning reported incidents of child abuse at any child care centers, whether or not directly relating to or involving the Company, could result in decreased enrollment at the Company’s centers, termination of existing corporate relationships, inability to attract new corporate relationships or increased insurance costs, any of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Seasonality and Variability of Quarterly Operating Results. The Company’s revenue and results of operations fluctuate with the seasonal demands for child care. Revenue in the Company’s centers which have mature operating levels typically declines during the third quarter as a result of decreased enrollments in its early care and education centers as parents withdraw their children for vacations, as well as withdraw their older children in preparation for entry into elementary schools. There can be no assurance that the Company will be able to adjust its expenses on a short-term basis to minimize the effect of these fluctuations in revenue. The Company’s quarterly results of operations may also fluctuate based upon the number and timing of center openings and/or acquisitions, the performance of new and existing centers, the contractual arrangements under which centers are operated, the change in the mix of such contractual arrangements, center closings, competitive factors and general economic conditions. The inability of existing centers to maintain their current enrollment levels and profitability, the failure of newly opened centers to contribute to profitability and the failure to maintain and grow the consulting and development services could result in additional fluctuations in the future operating results of the Company on a quarterly or annual basis.

Impact of Governmental Regulation. The Company’s early care and education centers are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum, hiring practices and compliance with health and safety standards. Failure of a center to comply with applicable regulations and requirements could subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the center’s license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its centers into compliance. In addition, state and local licensing regulations regularly provide that the license held by a family services company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to any applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense early care and education centers it may acquire in the future. There can be no assurance that government agencies will not impose additional restrictions on the Company’s operations, which could adversely affect the Company’s business, results of operations, and financial condition. Under the Internal Revenue Code, certain tax incentives are available to parents utilizing child care programs. Any change in such incentives could cause a number of parents to remove their children from the

Company’s early care and education centers, which would adversely affect the Company’s business, results of operations and financial condition. In addition, certain tax incentives have been enacted for businesses providing child care to their employees. Any changes to such incentives could effect a sponsor’s willingness to continue or commence providing child care services to its employees, which could adversely affect the Company’s business, results of operations and financial condition. Although the Company expects to pay employees at rates above the minimum wage, increases in the federal minimum wage could result in a corresponding increase in the wages paid to the Company’s employees, which could adversely affect the Company’s business, results of operations and financial condition.

Impact of Governmental Universal Child Care Benefit. A universal state or national child care program, which does not currently exist, could materially adversely affect the Company’s business, results of operations and financial condition. National, state or local child care benefit programs relying primarily on subsidies in the form of tax credits or other direct financial aid could provide the Company opportunities for expansion in additional markets; however, a universal benefit with governmentally mandated or provided child care could reduce the demand for early care services at the Company’s existing centers.

Possible Volatility of Stock Price. The prices at which the Company’s common stock trades is determined by the marketplace and is influenced by many factors, including the liquidity of the market for the Common Stock, investor perception of the Company and of the work/life industry generally, general economic market conditions and world events. Factors such as announcements of new services, new clients, acquisitions by the Company, its competitors or third parties, as well as market conditions in the Company’s industry, may have a significant impact on the market price of the Common Stock. Movements in prices of stocks in general may also affect the market price. In addition, awards under the Company’s stock incentive plan may cause dilution to existing stockholders.

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

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below are the names, ages, titles and principal occupations and employment for the past five years of the executive officers of the Company:

Linda A. Mason, 50 – Chairman. Ms. Mason has served as a director of the Company since its inception in 1998. Ms. Mason and her husband Roger H. Brown were founders of Bright Horizons, Inc., and Ms. Mason served as a director and President of Bright Horizons, Inc. from its inception in 1986 until the Merger. Prior to founding Bright Horizons, Inc., Ms. Mason was co-director of the Save the Children relief and development effort in Sudan and worked as a program officer with CARE in Thailand. Prior to 1986, Ms. Mason worked as a management consultant with Booz, Allen and Hamilton. Ms. Mason also is a director of Horizons for Homeless Children, a non-profit organization that provides support for homeless children and their families, Whole Foods Market, Inc., an owner and operator of natural and organic food supermarkets, and the Globe Newspaper Company, a subsidiary of The New York Times Company, which owns and publishes The Boston Globe. Ms. Mason is also a Fellow of the Yale Corporation and serves on the Advisory Board of the Yale University School of Management. Ms. Mason is the wife of Roger H. Brown who is Vice Chairman of the Board of Directors.

David H. Lissy, 39 – Chief Executive Officer. Mr. Lissy has served as a director of the Company since November 2001 and has also served as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. He joined Bright Horizons, Inc. as Vice President of Development in September

1997. Prior to joining Bright Horizons, Inc., Mr. Lissy served as Senior Vice President/General Manager at Aetna U.S. Healthcare, the employee benefits division of Aetna, Inc., in the New England region. Prior to that role, Mr. Lissy was Vice President of Sales and Marketing for U.S. Healthcare and had been with U.S. Healthcare in various sales and management roles since 1987.

Mary Ann Tocio, 56 – President and Chief Operating Officer. Ms. Tocio has served as a director of the Company since November 2001 and has also served as Chief Operating Officer of the Company since its inception in 1998. Ms. Tocio was appointed President in June 2000. Ms. Tocio joined Bright Horizons, Inc. in 1992 as Vice President and General Manager of Child Care Operations. She was appointed Chief Operating Officer of Bright Horizons, Inc. in November 1993, and remained as such until the Merger. From 1983 to 1992, Ms. Tocio held several positions with Wellesley Medical Management, Inc., including Senior Vice President of Operations, where she managed more than 100 ambulatory care centers nationwide.

Elizabeth J. Boland, 45 – Chief Financial Officer and Treasurer. Ms. Boland joined Bright Horizons, Inc. in 1997 and served as Chief Financial Officer until the Merger at which point she served as Senior Vice President of Finance for the Company. Ms. Boland has served as Chief Financial Officer of the Company since June 1999. From 1994 to 1997, Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President-Finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager.

Stephen I. Dreier, 62 – Chief Administrative Officer and Secretary. Mr. Dreier has served as Chief Administrative Officer and Secretary of the Company since the Merger. He joined Bright Horizons, Inc. as Vice President and Chief Financial Officer in 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons, Inc.’s Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company. Prior to that time, Mr. Dreier served as Manager of Financial Control for the Westinghouse Worldwide Construction Product Group.

ITEM 2. Properties

As of December 31, 2004, Bright Horizons operated 560 centers in 39 states and the District of Columbia, Canada, Ireland, and the United Kingdom, of which thirty-three were owned and the remaining were operated under leases or operating agreements. The leases typically have terms ranging from ten to fifteen years with various expiration dates, often with renewal options. Some of the leases provide for contingent payments if the center’s operating revenues, profits or enrollment exceed a specified level. The Company’s thirty-three owned early care and education centers are located in Chandler and Tempe, Arizona; San Jose, California; Glastonbury and Orange, Connecticut; Lantana and Tampa, Florida; Alpharetta, Georgia; Deer Park, Illinois; Foxborough and Quincy, Massachusetts; Fishkill, Poughkeepsie and White Plains, New York; Cary, Raleigh, and Durham, North Carolina; Bedford, New Hampshire; Austin, Texas; Bellevue, Washington; Dublin, Ireland and Bootle, Edinburgh and Livingston, United Kingdom. Certain properties are subject to mortgages to secure performance under terms of operating agreements with client sponsors.

Bright Horizons leases approximately 43,000 square feet for its corporate offices in Watertown, Massachusetts under an operating lease that expires in 2010. The Company subleases approximately 7,000 square feet of this facility to a third party. The Company also has operating leases with terms that expire from January 31, 2005 to July 31, 2010 on approximately 27,000 square feet for administrative offices in California, Florida, Illinois, Maryland, New Jersey, Tennessee, Texas, Washington and in the United Kingdom.

     The following table summarizes the locations of Bright Horizons’ early care and education centers as of December 31, 2004:

Alabama	2	Nevada	4
Arizona	4	New Hampshire	3
California	50	New Jersey	30
Colorado	1	New Mexico	1
Connecticut	23	New York	22
Delaware	9	North Carolina	24

District of Columbia	8	Ohio	12
Florida	23	Oklahoma	1
Georgia	14	Oregon	1
Illinois	35	Pennsylvania	15
Indiana	8	Rhode Island	2
Iowa	5	South Carolina	2
Kentucky	4	South Dakota	1
Louisiana	2	Tennessee	7
Maine	4	Texas	19
Maryland	8	Utah	1
Massachusetts	50	Virginia	8
Michigan	20	Washington	19
Minnesota	2	Wisconsin	10
Missouri	8	Canada	1
Nebraska	3	Ireland	7
		United Kingdom	87

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of calendar year 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “BFAM.” The table below sets forth the high and low quarterly sales prices for the Company’s Common Stock as reported in published financial sources for each quarter during the last two years:

Price Range of Common Stock (1)

	2004		2003
	High	Low	High	Low
Fourth Quarter	$34.25	$27.06	$22.28	$18.32
Third Quarter	27.95	23.42	21.49	16.04
Second Quarter	27.42	21.75	17.00	13.88
First Quarter	26.20	20.79	15.13	11.68

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

The number of stockholders of record at March 18, 2005 was 138, and does not include those stockholders who hold shares in street name accounts.

(1) On February 9, 2005, the Board of Directors approved a 2-for-1 stock split to be paid on March 18, 2005 to stockholders of record as of March 4, 2005. All prior share and per share amounts have been restated to reflect the stock split.

ITEM 6. Selected Financial Data

The following financial information has been derived from the Company’s consolidated financial statements:

(in thousands except per share amounts)	2004	2003	2002	2001	2000(1)
Statement of income data:
Revenue	$551,763	$472,756	$407,532	$345,862	$291,143
Amortization (2)	1,012	548	377	2,213	1,904
Income from operations	46,753	34,583	26,249	20,021	16,446
Income before taxes	47,096	34,645	26,273	19,936	15,772
Net income	27,328	20,014	15,319	11,527	9,212
Diluted earnings per share (3)	$.98	$.75	$.59	$0.45	$0.37
Weighted average diluted shares outstanding (3)	27,846	26,746	26,050	25,596	25,045

Financial position at year end:
Working capital (deficit)	$11,819	$(2,269)	$(8,725)	$(3,547)	$(6,265)
Total assets	296,605	247,065	201,290	161,018	136,895
Long-term debt, including current maturities	2,099	2,661	542	890	581
Common stockholders’ equity	186,244	145,506	109,627	89,417	75,283
Dividends per common share	—	—	—	—	—

Operating data at year end
Early care and education centers managed	560	509	465	390	345
Licensed capacity	61,952	59,228	53,830	48,337	43,069

(1)	The Company recognized a non-recurring charge of $704,000 ($412,000 after tax) in connection with a write-down in the value of certain equity investments made by the Company.

(2)	The Company ceased amortizing goodwill and intangible assets with indefinite lives upon the adoption of SFAS No. 142 in 2002.

(3)	On February 9, 2005, the Board of Directors approved a 2-for-1 stock split to be paid on March 18, 2005 to stockholders of record as of March 4, 2005. All prior share and per share amounts have been restated to reflect the stock split.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY AND GENERAL DISCUSSION

Bright Horizons is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of December 31, 2004, the Company managed 560 early care and education centers, with over 50 early care and education centers under development. The Company has the capacity to serve approximately 62,000 children in 39 states, the District of Columbia, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including 80 Fortune 500 companies and 51 of Working Mother Magazine’s “100 Best Companies for Working Mothers” in 2004. The Company’s North American centers average a capacity of 122 children per location or approximately 57,000 in total capacity. In Europe, center capacity averages approximately 53 children per location or approximately 5,000 in total capacity. At the end of 2004, 60% of the Company’s centers were profit and loss (“P&L”) models and 40% were management (“cost plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

The Company currently operates 466 early care and education centers in North America and 94 early care and education centers in the United Kingdom and Ireland. In 2000, the Company began operating in Europe through the acquisitions of Nurseryworks Limited, which operated nine child care centers in the greater London area, and Circle of Friends, based in Ireland, which operated two child care centers. The 2002 acquisitions of the Red Apple Nursery Group and Kinderquest Ltd. and the 2004 acquisitions of Child & Co. and the Birrell Collection collectively added 67 early care and education centers, further strengthening the Company’s position as a leading provider of work-site child care in the United Kingdom. In 2001, the Company commenced operations in Canada upon the opening of an early care and education center in the Toronto area.

The Company operates centers for a diversified group of clients. At December 31, 2004, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers
Consumer	10%
Financial Services	15%
Government and Education	15%
Healthcare	10%
Industrial/Manufacturing	5%
Office Park Consortiums	25%
Pharmaceutical	5%
Professional Services and Other	5%
Technology	10%

The Company achieved strong revenue and net income growth during 2004 by executing on its growth strategy to add centers for new and existing clients, to expand service offerings to clients, to pursue strategic acquisitions and to assume the management of existing child care centers. The alignment of key demographic, social and workplace trends combined with an overall under supply of quality childcare options for working families has continued to fuel strong interest in the Company’s services. General economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates.

Specifically, the Company achieved revenue growth of approximately 17% for the year ended December 31, 2004 as compared to 2003. The revenue growth was principally due to the growth in the number of centers the Company manages, additional enrollment in ramping as well as mature centers, and price increases of 4-5%. Revenue growth reflects the addition of 60 centers since December 31, 2003, through a combination of organic growth, additional services for existing clients, transitions of management of existing programs and acquisitions. The Company also improved both operating margins and net income in 2004, as compared to 2003. The improvement can be attributed to pacing tuition increases ahead of wage increases, careful management of personnel costs, modest enrollment gains and the addition of mature centers through acquisitions and transitions of management.

The Company’s overall business strategy is centered on several key elements: identifying and executing on growth opportunities; achieving sustainable operating margin improvement; maintaining its competitive advantage as the employer of choice in its field and continuing the high quality of its programs.

In 2004, the Company successfully executed on growth opportunities by adding 60 new centers including a significant broadening of our presence in the automotive sector with the addition of 20 childcare and family service and learning centers. The Company continued its focus on non-cyclical types of industries by adding 10 new centers for hospitals and universities during 2004. In total, the Company now operates 66 centers in the hospital and higher education sectors. A key element of the growth strategy is expanding relationships with existing clients. In 2004, the Company added new locations for 6 multi-site clients, and the Company now serves a total of 44 multi-site clients at 217 locations. Expansion through the addition of centers in our existing client base will be an important element in future growth. The final contributors to the Company’s growth in 2004 was the outsourcing or transitions of management of existing employer sponsored centers and acquisitions. In 2004, the Company transitioned the management of 9 child care centers and significantly broadened our market presence in the United Kingdom through key strategic acquisitions.

The Company improved income from operations as a percentage of revenue from 7.3% in 2003 to 8.5% in 2004. The opportunity to achieve additional margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping classes of centers; annual tuition increases above the levels of annual average wage increases; careful cost management; and the successful integration of acquisitions and transitions of management to our network of centers.

In 2004, the Company continued to remain the employer of choice in the early care and education industry. The Company’s overall employee turnover rate of slightly more than 20%, which the Company believes compares to an industry average exceeding 50%, was an important factor in the Company’s financial success in 2004.

Finally, one of the Company’s guiding principals is its focus on sustaining the high quality of its services and programs and at the same time achieving revenue growth and increasing operating profitability. The Company’s future financial success will be dependent on meeting both of these goals. Nearly 80% of the Company’s domestic early care and education centers are accredited by the National Association for the Education of Young Children (“NAEYC”) . The Company also operates high quality programs to achieve the accreditation standards of the Office of Standards in Education (“OFSTED”) and National Child Nursery Association (“NCNA”) care standards in the United Kingdom and Ireland, respectively.

New Centers. In 2004, the Company added 60 early care and education centers with a net capacity of approximately 2,700 children, 11 of which are operating under the P&L employer-sponsored model, 19 of which are operating under the P&L lease model and 30 of which are operating under the management (cost plus) model. Of these center additions, 17 were added through acquisition, 27 through transition from previous management including 18 Family Service and Learning Centers for the United Auto Workers and Ford Motor Company, and 16 were new centers developed by Bright Horizons, generally in conjunction with a client. In the same period, the Company closed 9 centers that were either not meeting operating objectives or transitioned to other service providers. The Company currently has over 50 centers under development, scheduled to open over the next 12 to 24 months, and would expect to be operating approximately 610 centers at the end of 2005.

Center Economics. The Company’s revenue is principally derived from the operation of early care and education centers. Early care and education center revenues consist of parent fees for tuition, amounts paid by sponsors to subsidize parent fees, management fees paid by client sponsors and, to a lesser extent, payments from government agencies. Parent fees comprise the largest component of a center’s revenue and are billed on a monthly or weekly basis, and are generally payable in advance. The parent fees are typically comparable to or slightly higher than prevailing area market rates for tuition. Amounts due from sponsor clients are payable monthly and may be dependent on a number of factors such as enrollment, the extent to which the sponsor decides to subsidize parent fees, the quality enhancements a sponsor wishes to make in the operations of the center, and budgeted amounts. Management fees are generally fixed and payable monthly. Tuition, management fees, and fees for priority enrollment rights paid in advance are recorded as deferred revenue and are recognized as earned.

Although the specifics of Bright Horizons’ contractual arrangements vary widely, they generally can be classified into two forms: (i) the management or cost plus model, where Bright Horizons manages a work-site early care and education center under a cost-plus agreement with a corporate sponsor, and (ii) the P&L model, where the Company assumes the financial risk of the centers operations. The P&L model center generally operates under two forms: employer-sponsored or lease. Under each model type the Company retains responsibility for all aspects of operating the center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting accounts receivable.

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

The Profit and Loss Model. Centers operating under the P&L model currently represent approximately 60% of Bright Horizons’ early care and education centers. Bright Horizons retains financial risk for P&L centers and is therefore subject to variability in financial performance due to fluctuating enrollment levels. The P&L model can be classified into two subcategories: (i) employer-sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor(s), and (ii) lease model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.

•	Sponsored Model. The sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), or a consortium of employers, entering into a contract with the Company to provide early care and education at a facility located in or near the sponsor’s offices. The sponsor generally provides for the facilities or construction of the center, pre-opening expenses and assistance with start-up costs as well as capital equipment and initial supplies and, on an ongoing basis, may pay for maintenance and repairs. In some cases, the sponsor also provides tuition assistance to the employees and minimum enrollment guarantees to the Company. Children of the sponsor’s employees typically are granted priority enrollment at the center. Operating contracts under the employer-sponsored model have terms that generally range from three to ten years, require ongoing reporting to the sponsor and, in some cases, limit annual tuition increases.

•	Lease Model. A lease model center is typically located in an office building or office park. The center serves as an amenity to the real estate developer’s tenants, giving the developer an advantage in attracting quality tenants to its site. In addition, the Company may establish a center in instances where it has been unable to cultivate sponsorship, or sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations where experience and demographics indicate that demand for the Company’s services exists. While the facility is open to general enrollment from the nearby community, the Company may also receive additional sponsorship opportunities from nearby employers wishing to provide child care benefits to their employees. Bright Horizons typically negotiates lease terms of 10 to 15 years, including the initial term and renewal options, and may receive discounted rent or tenant improvement allowances. Under the lease model, Bright Horizons typically operates its early care and education centers with few ongoing operating restrictions or reporting requirements.

Cost of services consists of direct expenses associated with the operation of early care and education centers and with the delivery of consulting services. Cost of services consist primarily of staff salaries, taxes and benefits; food costs; program supplies and materials; parent marketing; and occupancy costs. Personnel costs are the largest component of a center’s operating costs, and comprise approximately 80% of a center’s operating expenses. The Company is often responsible for additional costs in an employer-sponsored or lease model center that are typically paid or provided directly by a client in centers operating under the management model, such as occupancy costs. As a result, personnel costs in centers operating under the employer-sponsored or lease models will often represent a smaller percentage of overall costs in early care and education centers when compared to the management model.

Selling, general and administrative expenses (“SG&A”) are composed primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting, legal and public reporting compliance fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses.

In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which discontinued the amortization of goodwill and intangible assets with indefinite lives. In prior years, amortization expense had been recognized over the period benefited by goodwill and intangible assets. Under the provisions of SFAS No. 142, the Company is required to amortize those intangible assets, which have definite lives.

Internal Controls Over Financial Reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes.

Using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework, management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting and issued its initial report on this assessment as of December 31, 2004 (report included at pages 49-50 of the 2004 Annual Report on Form 10K). In the course of that work, management identified two material weaknesses in internal control over financial reporting which resulted in the overall conclusion that such controls were not effective at December 31, 2004. Management believes that each of these weaknesses is being addressed through remedial measures that will rectify the deficiencies in 2005. As part of the overall assessment of internal control, management also identified certain other control deficiencies of lesser significance, for which management has implemented or expects to implement incremental control procedures to improve their effectiveness.

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

RESULTS OF OPERATIONS

The following table has been compiled from the Company’s consolidated financial statements and sets forth statement of income data as a percentage of revenue for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Revenue	100.0%	100.0%	100.0%

Cost of services	83.3	84.7	85.3

Gross profit	16.7	15.3	14.7
Selling, general and administrative	8.0	7.9	8.2
Amortization	0.2	0.1	0.1

Income from operations	8.5	7.3	6.4
Interest income	—	—	—

	2004	2003	2002
Interest expense	—	—	—

Income before income taxes	8.5	7.3	6.4
Income tax expense	3.5	3.1	2.6

Net income	5.0%	4.2%	3.8%

Comparison of results for the year ended December 31, 2004 to the year ended December 31, 2003

Revenue. Revenue increased $79.0 million, or 16.7%, to $551.8 million in 2004 from $472.8 million in 2003. At December 31, 2004, the Company operated 560 early care and education centers, as compared with 509 at December 31, 2003, a net increase of 51 centers. Growth in revenue is primarily attributable to the net addition of new early care and education centers, additional enrollment in existing centers of approximately 1-2%, and tuition increases of approximately 4%-5%. The acquisition of the United Kingdom based Child & Co. in June 2004, along with other smaller acquisitions in 2004, contributed approximately $8 million in revenue which on a pro forma basis would approximate $17 million annually.

Gross Profit. Gross profit increased $19.7 million, or 27.1%, to $92.0 million in 2004 from $72.3 million in 2003. Gross profit as a percentage of revenue increased from 15.3% in 2003 to 16.7% in 2004 due principally to contributions from incremental enrollment in our mature and maturing base of centers, tuition increases that outpaced operating cost increases and careful management of center based personnel costs. The influence of a greater proportion of mature centers in the Company’s mix also had the effect of increasing overall margins as did the contributions from acquired centers and transitions of management.

Selling, General and Administrative Expenses. SG&A increased $7.0 million, or 18.7%, to $44.2 million in 2004 from $37.2 million in 2003. SG&A as a percentage of revenue increased from 7.9% in 2003 to 8.0% in 2004. The increase in SG&A as a percentage of revenue is primarily attributable to increased spending for compliance with new regulations under Section 404 of the Sarbanes-Oxley Act. The costs of complying with these new regulations approximated $2.0 million in 2004. The Company anticipates the majority of these costs to continue in future periods in order to complete remediation efforts and to maintain the existing internal control systems that are in place. The remaining dollar increase in SG&A spending is primarily attributable to investments in regional and divisional management, as well as general corporate and administrative personnel, which the Company believes are necessary to support long-term growth.

Amortization. Amortization expense totaled $1.0 million in 2004, as compared to $548,000 in 2003. The increase relates to certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed in 2004 and the full year effect of acquisitions completed in 2003, which are subject to amortization. Under the provisions of SFAS No. 142, the Company assessed its goodwill balances and intangible assets with indefinite lives and found no impairment at December 31, 2004 or 2003.

Income from Operations. Income from operations totaled $46.8 million in 2004, as compared with income from operations of $34.6 million in 2003, an increase of $12.2 million, or 35.2%. The increase in income from operations is due to the aforementioned increase in revenue and cost management efficiencies. Operating income as a percentage of revenue increased to 8.5% in 2004, from 7.3% in 2003, due to the gross margin improvement.

Interest Income. Interest income in 2004 totaled $508,000 as compared to interest income of $228,000 in 2003. The increase in interest income is attributable to higher levels of invested cash and increased average investment yields.

Interest Expense. Interest expense in 2004 totaled $165,000 as compared to interest expense of $166,000 in 2003.

Income Tax Expense. The Company had an effective tax rate of 42.0% and 42.2% in 2004 and 2003, respectively. The Company expects that the tax rate for 2005 will approximate 41-42%, consistent with the overall rate in 2004.

Comparison of results for the year ended December 31, 2003 to the year ended December 31, 2002

Revenue. Revenue increased $65.3 million, or 16.0%, to $472.8 million in 2003 from $407.5 million in 2002. At December 31, 2003, the Company operated 509 early care and education centers, as compared with 465 at December 31, 2002, a net increase of 44 centers. Growth in revenue is primarily attributable to the net addition of new early care and education centers, additional enrollment in existing centers of approximately 1%-2%, and tuition increases of approximately 4-5%. The acquisitions of the Brookfield Academy (“Brookfield”) in the third quarter of 2003 and Resources In Active Learning (“RAL”) in the fourth quarter of 2003 generated approximately $6 million in revenue in 2003, which on a pro forma basis would approximate $20 million annually.

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

Selling, General and Administrative Expenses. SG&A increased $3.9 million, or 11.9%, to $37.2 million in 2003 from $33.3 million in 2002. The decrease as a percentage of revenue to 7.9% in 2003 from 8.2% in 2002 relates to a larger revenue base and increased overhead efficiencies. The dollar increase is primarily attributable to investments in regional and divisional management, as well as general corporate and administrative personnel, particularly in the Company’s European operations, which the Company believes are necessary to support long-term growth.

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

Income from Operations. Income from operations totaled $34.6 million in 2003, as compared with income from operations of $26.2 million in 2002, an increase of $8.4 million, or 31.7%. The increase in income from operations is due to the aforementioned increase in revenue and cost management. Operating income as a percentage of revenue increased to 7.3% in 2003, from 6.4% in 2002, due to the gross margin and overhead improvements.

Interest Income. Interest income in 2003 totaled $228,000, as compared to interest income of $127,000, in 2002. The increase in interest income is attributable to higher levels of invested cash partially offset by lower average investment yields.

Interest Expense. Interest expense in 2003 totaled $166,000 as compared to interest expense of $103,000 in 2002. The increase in interest expense is attributable to the addition of a note payable in 2003.

Income Tax Expense. The Company had an effective tax rate of 42.2% and 41.7% in 2003 and 2002, respectively. The increase in the effective tax rate in 2003 was principally attributable to certain losses from foreign operations for which a tax benefit was not recognized.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash requirements are for the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary source of liquidity has been from existing cash balances, which were $42.5 million at year end, and cash flow from operations. The Company’s cash balances are supplemented by borrowings available under the Company’s $25 million line of credit. The Company had a working capital surplus of $11.8 million at December 31, 2004 and a working capital deficit of $2.3 million at December 31, 2003. Historically, the Company’s working capital deficits have primarily arisen from investments in fixed assets and acquisitions, which were paid in cash, that are of a long-term nature. The Company anticipates that it will continue to generate positive cash flows from operating activities in 2005 and that the cash generated will principally be utilized to fund ongoing operations of its new and existing early care and education centers and be sufficient to meet the Company’s financial obligations.

Cash provided by operating activities was $37.3 million, $30.7 million and $46.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cash flow from operations in 2004, as compared to 2003, is due to the increase in net income and a decrease in accounts receivable balances. The decrease in accounts receivable balances is due to the timing and collection of client receivables, and is of a normal and recurring nature.

These increases were partially offset by decreases in accounts payable and accrued expenses due primarily to the timing of payroll disbursements at the end of 2004 as compared to 2003, and the tax benefit realized from the exercise of stock options as well as an increase in prepaid workmen’s compensation insurance balances.

Cash used in investing activities was $33.9 million for the year ended December 31, 2004 compared to $35.2 million and $31.6 million for the years ended December 31, 2003 and 2002, respectively. The decrease in 2004 was due to a reduction in fixed asset expenditures of $6.1 million between 2004 and 2003. This decrease was partially offset by an increase in payments for acquisitions, which totaled $21.0 million in 2004 compared to $16.5 and $14.6 million in 2003 and 2002, respectively. The increase in cash used in investing activities between 2003 and 2002 of $3.6 million was the result of both an increase in acquisitions from $14.6 million in 2002 compared to $16.5 million in 2003 and by increased fixed asset additions in 2003 as compared to 2002. Of the $13.0 million of fixed asset additions in 2004, approximately $4.1 million relates to new early care and education centers; of the remainder, approximately $5.4 million relates to the refurbishment and expansion of existing early care and education centers, with the balance expended for office expansion and investment in information technology in corporate, regional and district offices. In 2003, the comparable figures for fixed asset additions were $13.1 million related to new centers and $4.4 million related to existing centers, with the balance expended for office expansion and investment in information technology in corporate, regional and district offices. Management expects fixed asset expenditures to increase in 2005 and approximate the average expenditure levels of 2002 and 2003.

Cash provided by financing activities totaled $5.0 million for the year ended December 31, 2004, compared to cash provided by financing activities of $10.1 million in 2003 and $.8 million in 2002, respectively. The decrease in cash provided by financing activities in 2004, as compared to 2003, relates to a reduction of $2.3 million in proceeds from the exercise of stock options as compared to 2003 and proceeds from a note payable to fund the construction of a client-sponsored early care and education center of $2.5 million received in 2003. The increase in cash provided by financing activities in 2003, as compared to 2002, was due to an increase in the proceeds from the exercise of stock options of $5.6 million and the receipt of proceeds from the note payable referenced above.

On February 9, 2005, the Board of Directors approved a 2-for-1 stock split to be paid on March 18, 2005 to stockholders of record as of March 4, 2005. All prior share and per share amounts have been restated to reflect the stock split.

In 1999, the Board of Directors approved a plan to repurchase up to a total of 2,500,000 shares of the Company’s Common Stock. At December 31, 2002, the Company had repurchased approximately 1,034,000 shares for a total of $7.6 million, all of which was retired in September 2003. Share repurchases under the stock repurchase program may be made from time to time with the Company’s cash in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. The carrying value of these instruments approximates market value due to their short maturities.

Contractual Cash Flows. The Company has contractual obligations for payments under operating leases and debt agreements payable as follows:

	Payment due by period
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter
Long-Term Debt	$778,000	$634,000	$633,000	$54,000	$—	$—
Operating Leases	18,927,000	18,090,000	16,137,000	14,450,000	13,584,000	63,781,000

Total	$19,705,000	$18,724,000	$16,770,000	$14,504,000	$13,584,000	$63,781,000

The Company also has contractual obligations for customer advances which are repayable at the completion of the contractual arrangements. As a result of renewal options, the repayment dates for such advances cannot be predicted. The Company has one letter of credit guaranteeing certain utility payments up to $80,000. No amounts have been drawn against this letter of credit.

In June 2004, the Company entered into service agreements to manage a group of family programs and amended an agreement to manage an existing child care center in exchange for the transfer of land and buildings. The Company recorded fixed assets and deferred revenue of $9.4 million in connection with the transactions, which will be earned over the terms of the arrangements that are 6.5 and 12 years, respectively. In the event of default under the terms of contingent notes payable associated with the service agreements, the balance of which are represented by the unamortized amounts of deferred revenue, the Company would be required to tender a cash payment(s) for the balance of the notes payable or surrender the applicable property(s).

The Company has a $25.0 million revolving line of credit, which expires June 30, 2005. The Company anticipates it will renew or replace the line of credit prior to the expiration date. Any amounts outstanding at the expiration of this facility convert to a term loan. There are currently no amounts outstanding on this facility.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, as modified by Emerging Issues Task Force (“EITF”) No. 00-21 and SAB No. 104, which require that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. In those instances where the Company enters into arrangements with a client that involve multiple revenue elements, the arrangement is divided into separate elements of accounting, the arrangement consideration is allocated to these elements based on fair value and revenue recognition is considered separately for each individual element. In both the P&L model and the management model, revenues consist primarily of tuition paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenue also includes management fees paid by corporate sponsors. In the management model, in addition to tuition and management fee revenue, revenue is also recognized for operating subsidies paid either in lieu of or to supplement tuition. In all instances, the Company retains responsibility for all operating aspects of the early care and education center including the hiring and paying of employees, contracting with vendors, purchasing supplies, and the collection of accounts receivable. Revenue is recognized as services are performed. In some instances the Company receives revenue in advance of services being rendered, which is deferred until the services have been provided.

Accounts Receivable. The Company generates accounts receivable from fees charged to parents and client sponsors, and to lesser degree, governmental agencies. The Company monitors collections and payments from these customers and maintains a provision for estimated losses based on historical trends, in addition to amounts established for specific customer collection issues that have been identified. Amounts charged to this provision for uncollectible accounts receivable have historically been within the Company’s expectations, but there can be no assurance that future experience will be consistent with the Company’s past experience.

Goodwill and Other Intangibles. Accounting for acquisitions requires management to make estimates related to the fair value of assets and liabilities acquired, including the identification and valuation of intangible assets, with any residual balance being allocated to goodwill. Accounting for intangible assets requires management to make assessments concerning the value of these intangible assets, their estimated lives, and whether events or circumstances indicate that these assets have been impaired. On January 1, 2002 the Company adopted the provisions of SFAS No. 141, “Accounting for Business Combinations,” and SFAS No. 142, which, among other things, required the Company to discontinue the amortization of goodwill, as well as intangible assets with indefinite lives. In lieu of recording amortization of goodwill and intangible assets with indefinite lives, the Company is required to complete an annual assessment of goodwill and intangible assets for impairment. Should it be determined that any of these assets have been impaired, the Company would be required to record an impairment charge. The Company was not required to record an impairment charge in 2004; however, there can be no assurance that such a charge will not be recorded in 2005 or in future periods.

Liability for Insurance Obligations. The Company self-insures a portion of its workers’ compensation and medical insurance plans and has various deductibles for other insurance plans. Due to the nature of these liabilities, some of which may not fully manifest themselves for several years, the Company estimates the obligations for liabilities incurred, but not yet reported or paid, based on available data and experience. While management believes that the amounts accrued for these obligations is sufficient, any significant increase in the number of claims and/or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results.

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

NEW PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Through 2003, the FASB released numerous proposed and final FASB Staff Positions (“FSP”) regarding FIN No. 46, which both clarified and modified FIN No. 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (“FIN No. 46-R”), which has replaced FIN No. 46. The application of FIN No. 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The Company adopted FIN No. 46-R during the three month period ended March 31, 2004. The adoption of this statement did not have an effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in all interim periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November 2004. The Company does not believe that the adoption of this Statement in 2005 will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaces the superseded SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement requires companies to measure and recognize compensation expense for all stock-based payments to employees and non-employees at fair value. Stock-based payments include stock option grants, restricted stock grants and other equity based awards. The Company grants options to purchase common stock to some of its employees and directors at prices equal to the market value of the stock on the dates the options were granted, as well as restricted stock. SFAS No. 123R is effective for all interim periods beginning after June 15, 2005. Early adoption is permitted and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated financial position, results of operations and cash flows.

MARKET RISK

Foreign Currency Risk. The Company’s exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, Ireland and Canada. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.

The assets and liabilities of the Company’s Canada, Ireland and United Kingdom subsidiaries, whose functional currencies are the Canadian dollar, Euro and British pound, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for the subsidiaries are included in the cumulative translation adjustment in stockholders’ equity. Management estimates that, had the exchange rate in each country unfavorably changed 10% relative to the U.S. dollar, the Company’s consolidated earnings before taxes in 2004 would have decreased by approximately $500,000.

Interest Rate Risk. As of December 31, 2004, the Company’s investment portfolio primarily consisted of institutional money market funds, which due to their short maturities are considered cash equivalents. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments, which approximated $25.0 million at December 31, 2004, have an average interest rate of approximately 1.6% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates should not have a material effect on the value of the portfolio. Management estimates that, had the average yield of the Company’s positions in these investments and its other interest bearing accounts decreased by 100 basis points in 2004, the Company’s interest income for the year ended December 31, 2004 would have decreased by approximately $300,000. This estimate assumes that the decrease would have occurred on the first day of 2004 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company’s future interest income as a result of future changes in investment yields will depend largely on the gross amount of the Company’s investments.

The Company is also subject to interest rate risk under the terms of its line of credit, which has variable rates of interest. The impact on the Company’s future interest expense as a result of future changes in interest rates will depend largely on the gross amount of the Company’s borrowings. The Company did not borrow under its lines of credit in 2004 and thus a 100 basis point increase on the average interest rate on these lines would have had no impact on the Company’s interest expense for the year ended December 31, 2004.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bright Horizons Family Solutions, Inc.:

We have completed an integrated audit of Bright Horizons Family Solutions, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Bright Horizons Family Solutions, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that Bright Horizons Family Solutions, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over (i) the monthly reconciliation of cash accounts for its operations in the United Kingdom and (ii) the determination of certain employee related accruals , based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over the monthly reconciliation of cash accounts for its operations in the United Kingdom (“UK”). Specifically, the primary operating cash account for the UK was not appropriately reconciled and reconciling items were not timely resolved during 2004. This control deficiency impacts the Company’s ability to ensure that all transactions flowing through the primary operating cash account in the UK, which are material in relation to the financial statements, are properly reflected in the financial statements. Additionally, the Company did not maintain effective controls over the determination of certain significant employee related accruals in accordance with generally accepted accounting principles, including the accrued obligations for self insured medical and dental benefits. These control deficiencies did result in immaterial misstatements but did not result in a restatement of the Company’s consolidated financial statements for the annual and interim periods for 2004. However, these control deficiencies could result in a misstatement of cash or accrued liabilities and the related expense provisions that would result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies individually represent material weaknesses. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Child & Co. and The Birrell Collection from its assessment of internal control over financial reporting as of December 31, 2004 because the entities were acquired by the Company in a purchase business combination during 2004. We have also excluded Child & Co. and The Birrell Collection from our audit of internal control over financial reporting. Child & Co. and The Birrell Collection are wholly-owned subsidiaries whose total assets and total revenues represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

In our opinion, management’s assessment that Bright Horizons Family Solutions, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Bright Horizons Family Solutions, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in the Internal Control – Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 28, 2005

Bright Horizons Family Solutions, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$42,472	$33,899
Accounts receivable, net of allowance for doubtful accounts of $1,756 and $2,130, respectively	26,182	27,937
Prepaid expenses and other current assets	11,204	7,204
Prepaid income taxes	1,764	356
Current deferred tax asset	12,986	11,657

Total current assets	94,608	81,053
Fixed assets, net	112,637	98,201
Goodwill, net	72,987	55,652
Other intangibles, net	12,747	5,679
Noncurrent deferred tax asset	2,837	5,829
Other assets	789	651

Total assets	$296,605	$247,065

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and obligations due under capital leases	$778	$669
Accounts payable and accrued expenses	51,956	52,378
Deferred revenue, current portion	26,494	26,610
Income taxes payable	274	—
Other current liabilities	3,287	3,665

Total current liabilities	82,789	83,322

Long-term debt and obligations due under capital leases, net of current portion	1,321	1,992
Accrued rent	4,902	2,757
Other long-term liabilities	5,203	4,060
Deferred revenue, net of current portion	16,146	9,428

Total liabilities	110,361	101,559

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value Authorized: 50,000,000 and 30,000,000 shares at December 31, 2004 and 2003, respectively Issued and outstanding: 26,870,000 and 26,170,000 shares at December 31, 2004 and 2003, respectively	268	262
Additional paid-in capital	101,584	91,101
Deferred compensation	(1,085)	(13)
Cumulative translation adjustment	8,474	4,481
Retained earnings	77,003	49,675

Total stockholders’ equity	186,244	145,506

Total liabilities and stockholders’ equity	$296,605	$247,065

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year ended December 31:
	2004	2003	2002
Revenue	$551,763	$472,756	$407,532
Cost of services	459,810	400,409	347,640

Gross profit	91,953	72,347	59,892

Selling, general and administrative	44,188	37,216	33,266
Amortization	1,012	548	377

Income from operations	46,753	34,583	26,249

Interest income	508	229	127
Interest expense	(165)	(167)	(103)

Income before taxes	47,096	34,645	26,273

Income tax expense	19,768	14,631	10,954

Net income	$27,328	$20,014	$15,319

Earnings per share — basic	$1.03	$.79	$.62

Weighted average number of common shares — basic	26,511	25,474	24,767

Earnings per share — diluted	$.98	$.75	$.59

Weighted average number of common and common equivalent shares — diluted	27,846	26,746	26,050

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

			Additional		Cumulative			Total
	Common Stock		Paid In	Treasury	Translation	Retained	Deferred	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stock	Adjustment	Earnings	Compensation	Equity	Income
Balance at December 31, 2001	24,548	$256	$82,004	$(7,081)	$(104)	$14,342	$—	$89,417

Exercise of stock options	362	2	2,329	—	—	—	—	2,331

Repurchase of common stock	(44)	—	—	(479)	—	—	—	(479)

Stock-based compensation	—	—	42	—	—	—	(24)	18

Tax benefit from the exercise of stock options	—	—	1,032	—	—	—	—	1,032

Translation adjustment	—	—	—	—	1,989	—	—	1,989	$1,989

Net income	—	—	—	—	—	15,319	—	15,319	15,319

Comprehensive net income for the year ended December 31, 2002									$17,308

Balance at December 31, 2002	24,866	258	85,407	(7,560)	1,885	29,661	(24)	109,627

Exercise of stock options	1,304	14	7,953	—	—	—	—	7,967

Retirement of treasury stock	—	(10)	(7,550)	7,560	—	—	—	—

Stock-based compensation	—	—	36	—	—	—	11	47

Tax benefit from the exercise of stock options	—	—	5,255	—	—	—	—	5,255

Translation adjustment	—	—	—	—	2,596	—	—	2,596	$2,596

Net income	—	—	—	—	—	20,014	—	20,014	20,014

Comprehensive net income for the year ended December 31, 2003									$22,610

Balance at December 31, 2003	26,170	262	91,101	—	4,481	49,675	(13)	145,506

Exercise of stock options	654	6	5,690	—	—	—	—	5,696

Stock-based compensation	46	—	2,114	—	—	—	(1,072)	1,042

Tax benefit from the exercise of stock options	—	—	2,679	—	—	—	—	2,679

Translation adjustment	—	—	—	—	3,993	—	—	3,993	$3,993

Net income	—	—	—	—	—	27,328	—	27,328	27,328

Comprehensive net income for the year ended December 31, 2004									$31,321

Balance at December 31, 2004	26,870	268	101,584	—	8,474	77,003	(1,085)	186,244

The accompanying notes are an integral part of the consolidated financial statements

Bright Horizons Family Solutions, Inc
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31:
	2004	2003	2002
Net income	$27,328	$20,014	$15,319

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,357	11,028	9,760
Non-cash items	(613)	30	—
Asset write-downs and (gain) loss on disposal of fixed assets	299	417	(28)
Stock based compensation	1,042	47	18
Deferred income taxes	(987)	(496)	(2,189)
Tax benefit realized from the exercise of stock options	2,679	5,255	1,032
Changes in assets and liabilities, net of acquired amounts:
Accounts receivable	2,166	(5,016)	5,290
Prepaid expenses and other current assets	(3,609)	(2,544)	(153)
Income taxes	(1,146)	(1,669)	(356)
Accounts payable and accrued expenses	(2,375)	3,273	10,725
Deferred revenue	(2,559)	(729)	6,496
Accrued rent	2,230	613	141
Other assets	286	(14)	81
Other current and long-term liabilities	177	539	(62)

Net cash provided by operating activities	37,275	30,748	46,074

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(12,970)	(19,050)	(17,026)
Proceeds from the disposal of fixed assets	84	363	43
Payments for acquisitions, net of cash acquired	(20,987)	(16,528)	(14,623)

Net cash used in investing activities	(33,873)	(35,215)	(31,606)

Cash flows from financing activities:
Proceeds from the issuance of common stock	5,696	7,967	2,331
Purchase of treasury stock	—	—	(479)
Principal payments of long-term debt and obligations under capital leases	(743)	(418)	(1,080)
Proceeds from note payable	—	2,506	—
Borrowings under lines of credit	—	—	2,550
Payments under lines of credit	—	—	(2,550)

Net cash provided by financing activities	4,953	10,055	772

Effect of exchange rates on cash balances	218	118	183

Net increase in cash and cash equivalents	8,573	5,706	15,423

Cash and cash equivalents, beginning of period	33,899	28,193	12,770

Cash and cash equivalents, end of period	$42,472	$33,899	$28,193

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Notes To Consolidated Financial Statements
For the years ended December 31, 2004, 2003 and 2002

     1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Bright Horizons Family Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc., and CorporateFamily Solutions, Inc., on July 24, 1998 (the “Merger”). The Company provides workplace services for employers and families including early care and education and strategic work/life consulting throughout the United States, Canada, Ireland and the United Kingdom.

The Company operates its early care and education centers under various types of arrangements, which generally can be classified in two forms: (i) the P&L model which can be either (a) employer-sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of a single employer sponsor, or (b) a lease model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large and (ii) the management model, where the Company manages a work-site early care and education center under a cost-plus arrangement, typically for a single employer.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Operations — In 2000 the Company began operating in Ireland and the United Kingdom and, in 2001, the Company began operations in Ontario, Canada. The functional currency of the foreign operations is the local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and is a component of comprehensive income.

Stock Split — On February 9, 2005, the Board of Directors approved a 2-for-1 stock split to be paid on March 18, 2005 to stockholders of record as of March 4, 2005. All prior share and per share amounts have been restated to reflect the stock split.

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

Fair Value of Financial Instruments and Concentrations of Credit Risk - Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, accounts receivable and the line of credit. The Company maintains its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides. The Company believes that no significant credit risk exists at December 31, 2004 or 2003, and that the carrying amounts of the Company’s financial instruments approximate fair market value.

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

Intangible Assets - Goodwill and other intangible assets principally consist of goodwill, various customer relationships and contract rights, non-compete agreements and trade names.

The excess of the aggregate purchase price over the fair value of identifiable assets of businesses acquired (goodwill) is recorded on the Company’s books and tested annually for impairment. In addition, identified intangible assets with indefinite lives are recorded and reviewed annually to assess the estimated life of the intangible asset; if the life is determined to remain indefinite the asset is tested for impairment. Intangible assets with a determinable life are amortized on a straight-line basis over the estimated period benefited, ranging from two to twenty-two years.

Pursuant to the provisions of SFAS No. 141 “Business Combinations”, the Company is required to allocate the purchase price of acquired entities to identifiable assets and liabilities with the residual amount being allocated to goodwill. The identifiable assets can include intangible assets such as trade names, customer relationships and non-competes that are subject to valuation. In those instances where the Company has acquired a significant amount of intangible assets, management engages an independent third party to conduct the valuation. Valuation methodologies use amongst other things: estimates of expected useful life; projected revenues, operating margins and cash flows; and weighted average cost of capital.

Prior to 2002, the Company had amortized all intangible assets, including goodwill, over the estimated period of benefit ranging from two to twenty-five years.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on the fair value of the asset less any costs of disposal.

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

Stock-Based Compensation - SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The Company granted 46,000 shares of restricted common stock during 2004. These shares were accounted for under the intrinsic value method as prescribed in APB Opinion No. 25. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over vesting periods of three to five years. The restricted stock grants were valued at $1,088,000 of which approximately $447,000 was recognized as compensation expense in 2004. The remaining unrecognized balance has been recorded as deferred compensation in Stockholders’ Equity at December 31, 2004.

In June 2004, the Company’s Vice Chairman of the Board of Directors resigned his employment with the Company as Executive Chairman. At the time of resignation, the terms for any unvested stock options were modified to allow for a continuation of vesting so long as the former employee continues in his capacity as an active member of the Board of Directors. As a result of the modification of the terms of the stock option grants, the Company has accounted for the options under the provisions of FASB Interpretation (“FIN”) No. 44, and deferred compensation of $969,000 was recorded and is being recognized over the remaining option vesting periods. Approximately $546,000 was recognized as compensation expense in 2004.

Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized because options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through 2004, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Net income:
As reported	$27,328,000	$20,014,000	$15,319,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	686,000	29,000	11,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,992,000)	(3,579,000)	(4,669,000)

Pro forma	$25,022,000	$16,464,000	$10,661,000
Earnings per share — Basic:
As reported	$1.03	$.79	$.62
Pro forma	$.94	$.65	$.43

	2004	2003	2002
Earnings per share — Diluted:
As reported	$.98	$.75	$.59
Pro forma	$.90	$.62	$.42

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	46.1%	46.1%	51.6%
Risk free interest rate	2.83%	1.65%	3.20%
Expected life of options	6.1 years	6.7 years	7.3 years
Weighted-average fair value per share of options granted during the year	$12.30	$6.87	$8.21

For the years ended December 31, 2004, 2003 and 2002, options to purchase 6,000, 4,800 and 5,200 shares of common stock, respectively, were granted to members of the Company’s advisory board. These options were valued at approximately $57,000, $35,000 and $42,000, respectively, using the Black-Scholes option pricing model. The Company recognized related compensation expense of approximately $49,000, $47,000 and $18,000 in its operating results for the years ended December 31, 2004, 2003 and 2002, respectively.

Earnings Per Share - The Company accounts for earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, options and warrants, if applicable.

Comprehensive Income - Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income and foreign currency translation adjustments.

	2004	2003	2002
Net income	$27,328,000	$20,014,000	$15,319,000
Foreign currency translation adjustments	3,993,000	2,596,000	1,989,000

Comprehensive income	$31,321,000	$22,610,000	$17,308,000

Segment Reporting - As of December 31, 2004, the Company operates in one segment, providing services to employers and families including early care and education and work/life consulting, and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.

New Pronouncements - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Through 2003, the FASB released numerous proposed and final FASB Staff Positions (“FSP”) regarding FIN No. 46, which both clarified and modified FIN No. 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (“FIN No. 46-R”), which has replaced FIN No. 46. The application of FIN No. 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The Company adopted FIN No. 46-R during the three month period ended March 31, 2004. The adoption of this statement did not have a material effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in all interim periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November 2004. The Company does not believe that the adoption of this Statement in 2005 will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, which replaces the superseded SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement requires companies to measure and recognize compensation expense for all stock-based payments to employees and non-employees at fair value. Stock-based payments include stock option grants, restricted stock grants and other equity based awards. The Company grants options to purchase common stock to some of its employees and directors at prices equal to the market value of the stock on the dates the options were granted, as well as restricted stock. SFAS No. 123R is effective for all interim periods beginning after June 15, 2005. Early adoption is permitted and retroactive application of the provisions of SFAS No. 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated financial position, results of operations and cash flows.

Reclassifications - Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year’s presentation.

     2. ACQUISITIONS

In 2004, the Company acquired the outstanding stock of two multi-site child care and early education companies based in the United Kingdom and purchased the assets of two domestic single-site child care and early education companies. The Company also acquired certain real estate in connection with one of the domestic single-site acquisitions. The Company paid aggregate consideration of approximately $23.5 million, $21.0 million in the form of cash, net of cash acquired and assumption of net liabilities of approximately $2.7 million in connection with these acquisitions. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. The Company has made allocations of $45,000 to non-compete agreements, $42,000 to trade names with estimable lives and $7.4 million to customer relationships and contract rights, all of which will be amortized over periods of 3-22 years based on estimated lives. As a result of these transactions, the Company recorded goodwill of $14.6 million and deferred tax liabilities of $2.2 million.

In 2003, the Company acquired the outstanding stock of two single-site early care and education companies and purchased the assets of one multi-site and one-single site early care and education company based in the United States. Additionally, the Company purchased the stock of a management company with a multi-site management agreement for early care and education centers. The Company paid aggregate consideration of approximately $20.7 million, $16.5 million in the form of cash, net of cash acquired and the assumption of net liabilities and additional consideration due of approximately $3.8 million in connection with these acquisitions. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. The Company finalized the allocation of intangible assets in 2004 and allocated $120,000 to non-compete agreements, $38,000 to trade names and $3.7 million to customer relationships and contract rights, all of which will be amortized over periods of 2-10 years based on estimated lives. In addition, the Company recorded goodwill of $15.9 million and intangibles with indefinite lives of $170,000.

In 2002, the Company acquired the outstanding stock of two multi-site early care and education companies based in the United Kingdom and purchased the assets of an affiliated single-site early care and education center. The Company also acquired substantially all of the assets of an additional early care and education center based in the United States. The Company paid aggregate consideration of approximately $14.6 million in cash net of cash acquired of $1.5 million, and assumed liabilities of approximately $4.1 million in connection with these acquisitions. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. The Company finalized the allocation of intangible assets in 2003 and allocated $108,000 to trade names, $52,000 to non-compete agreements and $1.2 million to customer relationships and contract rights which will be amortized over periods of 3-20 years based on estimated lives. In addition, the Company recorded goodwill of $13.5 million.

The above transactions have been accounted for as purchases and the operating results of the acquired companies have been included from the respective dates of acquisition. The acquisitions were not material and therefore no pro-forma information has been presented.

     3. FIXED ASSETS

Fixed assets consist of the following:

	Estimated useful lives	December 31,	December 31,
	(years)	2004	2003
Buildings	20 - 40	$64,021,000	$54,555,000
Furniture and equipment	3 - 10	43,843,000	37,314,000
Leasehold improvements	3 years or life of lease	49,859,000	41,432,000
Land	—	12,012,000	9,171,000

		169,735,000	142,472,000
Less accumulated depreciation and amortization		(57,098,000)	(44,271,000)

Fixed assets, net		$112,637,000	$98,201,000

Depreciation expense relating to fixed assets under capital leases approximated $8,000 for 2002. The Company did not have any capital lease obligations in 2004 or 2003.

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

In 2004, the Company performed its annual SFAS No. 142 impairment test and determined that no impairment loss should be recognized.

The changes in the carrying amount of net goodwill for the years ended December 31, 2004 and December 31, 2003, respectively, are as follows:

	2004	2003
Beginning balance	$55,652,000	$39,242,000
Net goodwill additions during the period	14,824,000	15,837,000
Transfers from goodwill to other intangibles from prior years	—	(1,254,000)
Foreign exchange translation adjustment	2,511,000	1,827,000

Ending balance	$72,987,000	$55,652,000

The following tables reflect intangible assets that are still subject to amortization under the provisions of SFAS No. 142. At December 31, 2004 and 2003, respectively, the weighted average amortization period is 13.3 years and 7.4 years overall, with non compete agreements averaging 1.7 years and 1.6 years, respectively, contractual rights and customer relationships averaging 16.8 years and 11.4 years, respectively, and trade names averaging 3.2 years and 2.7 years, respectively.

		Accumulated	Net Carrying
	Cost	Amortization	Amount
December 31, 2004:
Non compete agreements	$3,539,000	$3,417,000	$122,000
Contractual rights and customer relationships	14,342,000	2,160,000	12,182,000
Trade names	806,000	695,000	111,000

	$18,687,000	$6,272,000	$12,415,000

December 31, 2003:
Non compete agreements	$3,480,000	$3,295,000	$185,000
Contractual rights and customer relationships	6,178,000	1,138,000	5,040,000
Trade names	893,000	609,000	284,000

	$10,551,000	$5,042,000	$5,509,000

The Company has trade names with net carrying values of $332,000 which it determined have indefinite useful lives and are not subject to amortization under the provisions of SFAS No. 142. These trade names are subject to impairment testing annually and no impairment loss was recorded in 2004.

In 2004, the Company recorded amortization expense of $1,012,000. The Company estimates that it will amortize the net carrying amount of existing intangible assets as follows over the next 5 years: approximately $1,300,000 in 2005, $1,200,000 in 2006, $1,200,000 in 2007, $1,200,000 in 2008 and $800,000 in 2009.

     5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2004	2003
Accounts payable	$1,781,000	$1,182,000
Accrued payroll and employee benefits	29,313,000	33,371,000
Accrued insurance	8,880,000	7,632,000
Accrued other expenses	11,982,000	10,193,000

	$51,956,000	$52,378,000

     6. LINES OF CREDIT AND SHORT-TERM DEBT

In June 2002, the Company renewed and amended its unsecured revolving credit agreement. The credit facility consists of a $25 million revolving line of credit, expiring on June 30, 2005; any outstanding indebtedness at that date will be converted into a three-year term loan. At the Company’s option, the line of credit will bear interest at either i) Prime or ii) LIBOR plus a spread based on debt levels and coverage ratios. The Company is also required to pay a fee on any unused portion of the line of credit at the rate of 0.125% per annum. The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios, and prohibits the payment of dividends without bank approval. The Company was in compliance with all covenants at December 31, 2004 and 2003. The Company had no outstanding amounts due on its line of credit at December 31, 2004 or December 31, 2003 and there were no borrowings on the Company’s line of credit in 2004 or 2003.

     7. LONG-TERM DEBT AND OBLIGATIONS DUE UNDER CAPITAL LEASES

     Long-term debt and obligations due under capital leases consists of the following:

	December 31,	December 31,
	2004	2003
Note payable to a client, with monthly payments of approximately $53,800 including interest of 5.75%, with final payment due January 2008; secured by the Company’s leasehold interest in the center.	$1,819,000	$2,343,000
Unsecured note payable to a corporation, payments of principal amounts of approximately $34,400 and interest at 5.0% are payable quarterly, note matures in October 2005.	137,000	275,000
Note payable to a state agency with monthly payments of approximately $800 including interest of 5.0%, with final payment due March 2007; secured by related furniture, fixtures and equipment.	25,000	31,000
Note payable to a financial institution with monthly payments of approximately $5,600 including interest of 10%, with final payment due May 2006; secured by a certificate of deposit.	88,000	—
Note payable to a financial institution with monthly payments of approximately $800 including interest of 10%, with final payment due June 2007; secured by a certificate of deposit.	20,000	—
Note payable to a financial institution with monthly payments of approximately $5,800 including interest of 6.75%, with final payment due in 2005; secured by a certificate of deposit.	2,000	—

	December 31,	December 31,
	2004	2003
Note payable to a finance company, with monthly payments of approximately $400, including interest of 9.5%, with a final balloon payment of approximately $6,600 due March 2005.	8,000	12,000

Total debt and obligations due under capital leases	2,099,000	2,661,000
Less current maturities	(778,000)	(669,000)

Long-term debt and obligations due under capital leases	$1,321,000	$1,992,000

     8. INCOME TAXES

Income tax expense for years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002
Current tax expense
Federal	$15,911,000	$12,210,000	$10,319,000
State	4,514,000	3,062,000	2,661,000
Foreign	315,000	14,000	149,000

	20,740,000	15,286,000	13,129,000

Deferred tax benefit
Federal	(277,000)	(301,000)	(1,919,000)
State	(452,000)	(102,000)	(271,000)
Foreign	(243,000)	(252,000)	15,000

	(972,000)	(655,000)	(2,175,000)

Income tax expense, net	$19,768,000	$14,631,000	$10,954,000

Following is a reconciliation of the U.S. Federal statutory rate to the effective rate for the years ended December 31:

	2004	2003	2002
Federal tax computed at statutory rate	$16,484,000	$12,126,000	$9,196,000
State taxes on income, net of federal tax benefit	2,309,000	1,860,000	1,414,000
Valuation allowance	1,274,000	993,000	115,000
Other, net	(299,000)	(348,000)	229,000

Income tax expense, net	$19,768,000	$14,631,000	$10,954,000

Net deferred tax assets are as follows:

	2004	2003	2002
Deferred tax assets
Net operating loss carryforwards	$1,259,000	$1,169,000	$884,000
Reserve on assets	609,000	716,000	618,000
Liabilities not yet deductible	15,079,000	11,139,000	9,030,000
Deferred revenue	2,254,000	2,598,000	3,235,000
Depreciation	4,901,000	3,524,000	2,337,000
Amortization	168,000	187,000	615,000
Other	445,000	645,000	762,000
Valuation allowance	(2,302,000)	(1,220,000)	(193,000)

	22,413,000	18,758,000	17,288,000
Deferred tax liabilities
Amortization	(3,402,000)	(101,000)	—
Depreciation	(3,188,000)	(1,171,000)	(312,000)

Net deferred tax assets	$15,823,000	$17,486,000	$16,976,000

As of December 31, 2004, the Company has federal net operating loss carryforwards of approximately $465,000, which are subject to annual limitations and are available to offset certain current and future taxable earnings and expire at various dates, the earliest of which is December 31, 2010. The Company also has net operating losses in a number of states totaling approximately $1.5 million, which may only be used to offset operating income of certain of the Company’s subsidiaries in those particular states. The Company recorded a tax benefit of approximately

$200,000 in 2004 related to losses in certain United Kingdom subsidiaries that the Company was not able to fully offset against taxable income amongst other United Kingdom subsidiaries. In 2003, the Company recorded a tax benefit of approximately $250,000 relating to net operating losses in the United Kingdom. At December 31, 2004, the Company has total net operating loss carryforwards of approximately $1,600,000, which can be carried forward indefinitely. Management believes the Company will generate sufficient future taxable income to realize net deferred tax assets prior to the expiration of the net operating loss carryforwards recorded and that the realization of the net deferred tax asset is more likely than not. The Company has recorded valuation allowances on certain deferred tax assets related to losses in foreign operations where it does not have a history of profitability as well as certain liabilities recorded which are subject to being settled in cash in order to be deductible, the timing of which is uncertain.

     9. STOCKHOLDERS’ EQUITY

Stock Options

The Company has established an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under the terms of the 1998 Stock Incentive Plan, as amended in 2001, 4,500,000 shares of the Company’s Common Stock are available for distribution upon exercise. As of December 31, 2004, there were approximately 748,000 shares of Common Stock available for grant under the plan.

Options granted under the plan typically vest over a five year period and expire at the earlier of ten years from date of grant or three months after termination of the holder’s employment with the Company unless otherwise determined by the Compensation Committee of the Board of Directors. The following table summarizes information about stock options outstanding at December 31, 2004:

				Weighted
			Options	Average	Weighted	Options	Weighted
			Outstanding	Remaining	Average	Exercisable	Average
Range of			at December 31,	Contractual	Exercise	at December 31,	Exercise
Exercise Price			2004	Life (years)	Price	2004	Price
$ 0.0000	—	$3.2695	25,652	1.2	$2.87	25,652	$2.87
$ 3.2696	—	$6.5390	75,236	1.6	$3.85	75,236	$3.85
$ 6.5391	—	$9.8085	678,820	4.5	$8.80	580,448	$8.84
$ 9.8086	—	$13.0780	714,970	6.4	$11.71	334,934	$11.59
$13.0781	—	$16.3475	750,902	7.4	$13.98	226,366	$14.13
$16.3476	—	$19.6170	59,900	8.8	$18.53	13,428	$18.30
$19.6171	—	$22.8865	500	9.0	$21.46	—	$—
$22.8866	—	$26.1560	31,000	9.4	$24.09	—	$—
$26.1561	—	$29.4255	39,700	9.8	$27.82	—	$—
$29.4256	—	$32.6950	25,500	9.7	$32.70	—	$—

			2,402,180	6.2	$12.08	1,256,064	$10.21

A summary of the status of the Company’s option plans, including options issued to members of the Board of Directors, is as follows for the years ended December 31:

	2004		2003		2002
		Weighted Average		Weighted Average		Weighted Average
	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at beginning of period	3,007,850	$10.85	4,066,500	$9.06	3,961,380	$8.05
Granted	96,700	27.88	339,500	14.36	595,400	14.33
Exercised	(654,196)	8.72	(1,305,168)	6.10	(358,748)	6.49
Canceled	(48,174)	13.08	(92,982)	11.85	(131,532)	9.42

Outstanding at end of period	2,402,180	$12.08	3,007,850	$10.85	4,066,500	$9.06
Exercisable	1,256,064	$10.21	1,378,782	$8.97	2,102,808	$6.73

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

Treasury Stock

In 1999, the Company’s Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 2,500,000 shares of its Common Stock in the open market or through privately negotiated transactions. As of December 31, 2002, the Company had repurchased 1,034,000 shares at a cost of $7.6 million, which were retired by approval of the Company’s Board of Directors in 2003.

     10. EARNINGS PER SHARE

The following tables present information necessary to calculate earnings per share for the years ended 2004, 2003 and 2002:

	Year Ended December 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share Income available to common stockholders	$27,328,000	26,511,000	$1.03

Effect of dilutive stock options and restricted stock	—	1,335,000

Diluted earnings per share	$27,328,000	27,846,000	$.98

	Year Ended December 31, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share Income available to common stockholders	$20,014,000	25,474,000	$.79

Effect of dilutive stock options	—	1,272,000

Diluted earnings per share	$20,014,000	26,746,000	$.75

	Year Ended December 31, 2002
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share Income available to common stockholders	$15,319,000	24,767,000	$.62

Effect of dilutive stock options	—	1,283,000

Diluted earnings per share	$15,319,000	26,050,000	$.59

The above earnings per share on a diluted basis have been prepared in accordance with SFAS No. 128. The weighted average number of stock options excluded from the above calculation of earnings per share was approximately 7,200 in 2004, 156,000 in 2003 and 308,000 in 2002, as they were anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases various office equipment, early care and education center facilities and office space under non-cancelable operating leases. Many of the leases contain renewal options for various periods. Certain leases contain provisions, which include additional payments based upon revenue performance, enrollment or the level of the Consumer Price Index at a future date. Rent expense was approximately $18.9 million, $16.8 million and $13.6 million in the years 2004, 2003, and 2002, respectively. Future minimum payments under non-cancelable operating leases are as follows:

Year Ending
2005	$18,927,000
2006	18,090,000
2007	16,137,000
2008	14,450,000
2009	13,584,000
Thereafter	63,781,000

$144,969,000

Future minimum lease payments include approximately $1.9 million of lease commitments, which are guaranteed by third parties pursuant to operating agreements for early care and education centers.

LETTER OF CREDIT

The Company has one letter of credit guaranteeing certain utility payments up to $80,000. This letter of credit was issued under the terms of the Company’s line of credit as more fully described in Note 6. No amounts have been drawn against this letter of credit.

EMPLOYMENT AND NON-COMPETE AGREEMENTS

The Company has severance agreements with five executives that provide for up to 24 months of compensation upon the termination of employment following a change in control of the Company. The maximum amount payable under these agreements in 2004 was approximately $3.3 million.

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

     12. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for all employees with more than 1,000 hours of credited service annually and who have been with the Company one or more years. The Plan is funded by elective employee contributions of up to 50% of their compensation. Under the Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation. Expense under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled approximately $1.9 million, $1.6 million and $1.4 million in 2004, 2003 and 2002, respectively.

     13. RELATED PARTY TRANSACTIONS

The Company has an agreement with S.C. Johnson & Son, Inc. to operate and manage an early care and education center. S.C. Johnson & Son, Inc. is affiliated through common majority ownership with Johnson Diversey, Inc. the employer of a member of the Company’s Board of Directors. In return for its services under these agreements, the Company received management fees and operating subsidies of $327,000, $424,000, and $409,000, respectively, for 2004, 2003 and 2002.

The Company has an agreement with Microsoft Corporation to operate and manage an early care and education center in which the Company received fees of approximately $1,110,000 and $470,000, for 2004 and 2003, respectively. In addition, the Company has a note payable to Microsoft Corporation, which at December 31, 2004 had a balance of $1,819,000. The Company makes monthly installment payments of approximately $53,800. The note bears an interest rate of 5.75% and the final payment is due in January 2008. The note is secured by the Company’s leasehold interest in the early care and education center.

     14. STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION

The following table presents supplemental disclosure of cash flow information for years ended December 31:

	2004	2003	2002
Supplemental cash flow information

Cash payments of interest	$155,000	$127,000	$99,000

Cash payments of income taxes	19,206,000	11,816,000	12,321,000

Non cash operating activities:
Stock-based compensation expense	1,042,000	47,000	18,000

Non cash investing and financing activities:
Purchase of fixed assets under financing arrangement	—	—	102,000

In conjunction with the purchase of child care and early education companies, as discussed in Note 2, the fair value of assets acquired are as follows:

	2004	2003	2002
Cash paid, net of cash acquired	$20,987,000	$16,528,000	$14,623,000
Liabilities assumed	2,692,000	4,222,000	4,114,000

Fair value of assets acquired	$23,679,000	$20,750,000	$18,737,000

In June 2004, the Company entered into service agreements to manage a group of family programs and amended an agreement to manage an existing child care center in exchange for the transfer of land and buildings. The Company recorded fixed assets and deferred revenue of $9.4 million in connection with the transactions, which will be earned over the terms of the arrangements that are 6.5 and 12 years, respectively. In 2004, the Company recognized $640,000 in revenue under the terms of these arrangements. In the event of default under the terms of contingent notes payable associated with the service agreements, the balance of which are represented by the unamortized amounts of deferred revenue, the Company would be required to tender a cash payment(s) for the balance of the notes payable or surrender the applicable property(s).

     15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2004 and 2003 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands except per share data)
2004:
Revenue	$131,347	$136,800	$138,954	$144,662
Gross profit	20,941	23,001	22,929	25,082
Amortization	198	246	354	214
Operating income	10,450	11,769	11,584	12,950
Income before taxes	10,485	11,829	11,656	13,126
Net income	6,103	6,878	6,779	7,568
Basic earnings per share	$0.23	$0.26	$0.26	$0.28
Diluted earnings per share	$0.22	$0.25	$0.24	$0.27

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands except per share data)
2003:
Revenue	$112,407	$117,047	$118,085	$125,217
Gross profit	17,108	18,016	17,907	19,316
Amortization	127	88	67	266
Operating income	7,756	8,703	8,718	9,406
Income before taxes	7,794	8,780	8,685	9,386
Net income	4,528	5,127	5,045	5,314
Basic earnings per share	$0.18	$0.20	$0.20	$0.20
Diluted earnings per share	$0.17	$0.19	$0.19	$0.19

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

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Bright Horizons maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, the Company performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the monthly reconciliation of cash accounts for its operations in the United Kingdom (“UK”). Specifically, the primary operating cash account for the UK was not appropriately reconciled and reconciling items were not timely resolved during 2004. This control deficiency impacts the Company’s ability to ensure that all transactions flowing through the primary operating cash account in the UK, which are material in relation to the financial statements, are properly reflected in the financial statements. Additionally, as of December 31, 2004, the Company did not maintain effective controls over the determination of certain significant employee related accruals in accordance with generally accepted accounting principles, including the accrued obligations for self insured medical and dental benefits. These control deficiencies did result in immaterial misstatements but did not result in a restatement of the Company’s consolidated financial statements for the annual and interim periods for 2004. However, these control deficiencies could result in a misstatement of cash or accrued liabilities and the related expense provisions that would result in material misstatements to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies individually represent material weaknesses. Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control — Integrated Framework.

Management has excluded Child & Co. and The Birrell Collection from its assessment of internal control over financial reporting as of December 31, 2004, because the entities were acquired by the Company during 2004 in purchase business combinations. Child & Co. and The Birrell Collection are wholly-owned subsidiaries whose total assets and total revenues represent 2% and 1%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 30 and 31 of this 2004 Annual Report.

Changes in Internal Controls Over Financial Reporting and Remediation of Material Weaknesses

Management believes that both of the material weaknesses described in Management’s Report on Internal Control Over Financial Reporting are being addressed through remedial measures.

Regarding the material weakness related to the Company’s primary operating cash account in the UK, the Company has expanded its operations in the UK since 2002 through acquisition and, to a lesser extent, through organic growth. This portion of the Company’s operations now constitutes approximately 7% of 2004 consolidated revenue and 6% of December 31, 2004 tangible assets. In connection with this expansion, the Company has integrated and updated a number of legacy systems and processes to ensure compatibility with the US financial systems, as well as to enhance the overall controls in place. To address the control deficiency related to the primary operating cash account, management is performing a comprehensive treasury assessment and will restructure the cash depository and disbursement system to facilitate more timely review and resolution of reconciling items. In addition to ensuring that established procedures for performing reconciliations are strictly followed, management believes that the reorganization of the treasury function will rectify this material weakness in 2005.

To address the material weakness in the determination of certain employee related accruals for self insured medical and dental benefits, which involve subjective judgments as to the appropriate reserve levels, management has enhanced the documentation of the methodology to evaluate significant accrual balances, established procedures to develop detailed contemporaneous analyses of each account balance and instituted steps to create and maintain robust documentary evidence of such analyses. Management believes that these additional procedures will remediate this material weakness in 2005.

ITEM 9B. Other Information

Not Applicable

PART III

ITEM 10. Directors And Executive Officers Of The Registrant

The sections entitled “Proposal I — Election of Directors”, “Corporate Governance — What Committees has the board established?” and “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 24, 2005 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Business — Executive Officers of the Company” in Part I of this Form 10-K.

The Company’s Board of Directors has adopted a Code of Conduct and Business Ethics applicable to the Company’s officers, including the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct and Business Ethics is publicly available on the Company’s website at www.brighthorizons.com. If the Company makes any substantive amendments to the Code of Conduct and Business Ethics or grants any waiver, including any implicit waiver, from a provision of the Code of Conduct and Business Ethics to the Company’s Chief Executive Officer, Chief Financial Officer or Controller, the Company will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11. Executive Compensation

The sections entitled “Executive Compensation” and “Performance Graph” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 24, 2005 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The section entitled “Stock Ownership” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 24, 2005 sets forth certain information with respect to the ownership of the Company’s Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004, certain information with respect to shares of common stock authorized for issuance under the Company’s equity compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,402,180	$12.08	748,000

Equity compensation plans not approved by security holders	—	—	—

Total	2,402,180	$12.08	748,000

ITEM 13. Certain Relationships And Related Transactions

The section entitled “Corporate Governance—Certain Relationships and Related Transactions” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 24, 2005 sets forth certain information with respect to certain relationships and related transactions between the Company and its directors and officers and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The section entitled “Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 24, 2005 sets forth certain information with respect to accountants fees and services and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	The financial statements filed as part of this report are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	All Financial Statement Schedules other than those listed below have been omitted because they are not required under the instructions to the applicable accounting regulations of the Securities and Exchange Commission or the information to be set forth therein is included in the financial statements or in the notes thereto. The following additional financial data should be read in conjunction with the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K:

Pg Number
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm on Financial Statement Schedule	54

Schedule II — Valuation and Qualifying Accounts	55

(3)	The exhibits filed or incorporated by reference as part of this report are set forth in the Index of Exhibits of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of Bright Horizons Family Solutions, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 28, 2005 appearing in this Annual Report on Form 10-K of Bright Horizons Family Solutions, Inc. also included an audit of the December 31, 2004 and 2003 financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this 2004 and 2003 financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 28, 2005

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	beginning of	charged to costs	Deductions-	Balance at end
I. Allowance for Doubtful Accounts	period	and expenses	charge offs	of period
Fiscal Year 2004	$2,130,000	$770,000	$1,144,000	$1,756,000
Fiscal Year 2003	$1,392,000	$1,627,000	$889,000	$2,130,000
Fiscal Year 2002	$1,512,000	$1,285,000	$1,405,000	$1,392,000

	Balance at			Currency
	beginning of			Translation	Balance at end
II. Valution Allowance for Deferred Income Taxes	period	Additions	Deductions	Adjustment	of period
Fiscal Year 2004	$1,220,000	$951,000	$21,000	$152,000	$2,302,000
Fiscal Year 2003	$193,000	$904,000	$—	$123,000	$1,220,000
Fiscal Year 2002	$—	$187,000	$—	$6,000	$193,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

March 30, 2005	By:	/s/	Elizabeth J. Boland

Elizabeth J. Boland Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Linda A. Mason	Chairman	March 30, 2005

Linda A. Mason

/s/ Roger H. Brown	Vice Chairman of the Board	March 30, 2005

Roger H. Brown

/s/ David H. Lissy	Director, Chief Executive Officer	March 30, 2005
(Principal Executive Officer)
David H. Lissy

/s/ Mary Ann Tocio	Director, President and Chief	March 30, 2005
Operating Officer
Mary Ann Tocio

/s/ Elizabeth J. Boland	Chief Financial Officer (Principal	March 30, 2005
Financial and Accounting Officer)
Elizabeth J. Boland

/s/ Joshua Bekenstein	Director	March 30, 2005

Joshua Bekenstein

/s/ JoAnne Brandes JoAnne Brandes	Director	March 30, 2005

/s/ E. Townes Duncan	Director	March 30, 2005

E. Townes Duncan

/s/ Fred K. Foulkes	Director	March 30, 2005

Fred K. Foulkes

/s/ David Gergen	Director	March 30, 2005

David Gergen

/s/ Sara Lawrence-Lightfoot	Director	March 30, 2005

Sara Lawrence-Lightfoot

/s/ Ian M. Rolland	Director	March 30, 2005

Ian M. Rolland

/s/ Marguerite W. Sallee	Director	March 30, 2005

Marguerite W. Sallee

INDEX OF EXHIBITS

2.1*	Amended and Restated Agreement and Plan of Merger dated as of June 17, 1998 by and among Bright Horizons Family Solutions, Inc., CorporateFamily Solutions, Inc., Bright Horizons, Inc., CFAM Acquisition, Inc., and BRHZ Acquisition, Inc.

3.1	Certificate of Incorporation, as amended (Restated for purposes of EDGAR) (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on August 9, 2004)

3.2	Amended and Restated Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.1	Article IV of Bright Horizons Family Solutions, Inc.’s Certificate of Incorporation (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on August 9, 2004)

4.2	Article IV of Bright Horizons Family Solutions, Inc.’s Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.3	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.3 of the Form 8-K filed on July 28, 1998)

10.1	Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on November 14, 2001)

10.2	Form of Agreement evidencing a grant of Incentive Stock Options to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 22, 2005)

10.3	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 22, 2005)

10.4	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Directors under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 22, 2005)

10.5	Form of Agreement evidencing a grant of Restricted Stock to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 22, 2005)

10.6	Summary of Named Executive Officer Compensation

10.7*	1998 Employee Stock Purchase Plan

10.8	Severance Agreement for Stephen I. Dreier (Incorporated by Reference to Exhibit 10.8 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.9	Severance Agreement for Elizabeth J. Boland (Incorporated by Reference to Exhibit 10.9 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.10	Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.11 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.11	Amendment to the Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 15, 2002)

10.12	Severance Agreement for Mary Ann Tocio (Incorporated by Reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 15, 2001)

10.13*	Form of Indemnification Agreement

10.14	Credit Agreement, dated as of March 30, 2000, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Fleet National Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request) (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 12, 2000).

10.15	First Amendment to Credit Agreement, dated as of June 30, 2002, among Bright Horizons Family Solutions, Inc. as Borrower, the Lenders party thereto, and Sovereign Bank, as Agent for the Lenders (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request) (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on August 14, 2002).

10.16	Amended and Restated Revolving Credit Note, dated June 30, 2002, payable to Sovereign Bank in the principal amount of $25,000,000 (Incorporated by Reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on August 14, 2002).

21	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference to the Registration Statement on Form S-4 filed on June 17, 1998 (Registration No. 333-57035).