Form 10-Q
period 2005-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2005-05-10
CIK 1060559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to _____________.

Commission File Number 0-24699

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	62-1742957

(State or other jurisdiction of	(IRS Employer Identification No.)
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
Yes ☒      No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 27,077,012 shares of common stock, $.01 par value, at May 5, 2005.

FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Bright Horizons Family Solutions, Inc.

Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$55,399	$42,472
Accounts receivable, net	30,988	26,182
Prepaid expenses and other current assets	11,458	11,204
Prepaid income taxes	—	1,764
Current deferred tax asset	12,362	12,986

Total current assets	110,207	94,608
Fixed assets, net	112,204	112,637
Goodwill, net	77,543	72,987
Other intangibles, net	13,052	12,747
Non-current deferred tax asset	3,175	2,837
Other assets	1,028	789

Total assets	$317,209	$296,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$750	$778
Accounts payable and accrued expenses	58,085	51,956
Deferred revenue, current portion	30,761	26,494
Income tax payable	398	274
Other current liabilities	3,809	3,287

Total current liabilities	93,803	82,789
Long –term debt, net of current portion	1,146	1,321
Accrued rent	5,213	4,902
Other long-term liabilities	5,295	5,203
Deferred revenue, net of current portion	15,354	16,146

Total liabilities	120,811	110,361

Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding
Common stock: $.01 par value
Authorized: 50,000,000 shares at both March 31, 2005 and December 31, 2004
Issued and outstanding: 27,067,000 and 26,870,000 shares at March 31, 2005 and December 31, 2004, respectively	270	268
Additional paid-in capital	105,159	101,584
Deferred compensation	(1,909)	(1,085)
Cumulative translation adjustment	7,516	8,474
Retained earnings	85,362	77,003

Total stockholders’ equity	196,398	186,244

Total liabilities and stockholders’ equity	$317,209	$296,605

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.

Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2005	2004
Revenue	$150,758	$131,347
Cost of services	123,855	110,406

Gross profit	26,903	20,941
Selling, general and administrative	12,559	10,293
Amortization	376	198

Income from operations	13,968	10,450
Interest income	265	79
Interest expense	(38)	(44)

Income before taxes	14,195	10,485
Income tax expense	5,836	4,382

Net income	$8,359	$6,103

Earnings per share – basic	$0.31	$0.23

Weighted average number of common shares – basic	26,894	26,251

Earnings per share – diluted	$0.30	$0.22

Weighted average number of common and common equivalent shares – diluted	28,203	27,643

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2005	2004
Net income	$8,359	$6,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,333	2,884
(Gain) loss on disposal of fixed assets	3	(7)
Stock based compensation	264	109
Deferred income taxes	260	(1,325)
Tax benefit realized from the exercise of stock options	979	—
Other	(319)	18
Changes in assets and liabilities:
Accounts receivable	(4,883)	4,315
Prepaid expenses and other current assets	(300)	438
Accounts payable and accrued expenses	6,127	(516)
Income taxes	1,895	2,194
Deferred revenue	3,984	49
Accrued rent	343	(11)
Other assets	229	31
Other current and long-term liabilities	642	322

Net cash provided by operating activities	20,916	14,604

Cash flows from investing activities:
Purchases of fixed assets	(2,452)	(3,272)
Proceeds from the disposal of fixed assets	—	43
Payments for acquisitions, net of cash acquired	(6,762)	(330)

Net cash used in investing activities	(9,214)	(3,559)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,509	1,695
Principal payments of long term debt	(199)	(166)

Net cash provided by financing activities	1,310	1,529

Effect of exchange rates on cash balances	(85)	11

Net increase in cash and cash equivalents	12,927	12,585
Cash and cash equivalents, beginning of period	42,472	33,899

Cash and cash equivalents, end of period	$55,399	$46,484

Supplemental cash flow information:
Cash payments of interest	$42	$42
Cash payments of income taxes	$2,806	$3,498

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.D. Notes to Consolidated Financial Statements (Unaudited)

1. The Company and Basis of Presentation

Organization – Bright Horizons Family Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc. and CorporateFamily Solutions, Inc. on July 24, 1998 (the “Merger”). The Company provides workplace services for employers and families including early care and education and strategic work/life consulting throughout the United States, Canada, Ireland and the United Kingdom.

The Company operates its early care and education centers under various types of arrangements, which generally can be classified in two forms: (i) the management (“cost plus”) model, where the Company manages a work-site early care and education center under a cost-plus arrangement, typically for a single employer and (ii) the profit and loss (“P&L”) model which can be either (a) employer-sponsored, where the Company typically provides early care and educational services on a priority enrollment basis for employees of a single employer sponsor or (b) a lease model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction with the notes thereto.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary for a fair statement of its financial position as of March 31, 2005, and the results of its operations and cash flows for the three-month periods ended March 31, 2005 and 2004, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Stock Split – On February 9, 2005, the Board of Directors approved a 2-for-1 stock split which was paid on March 21, 2005 to stockholders of record as of March 4, 2005. All prior share and per share amounts have been restated to reflect the stock split.

Segment Information – As of March 31, 2005, the Company operates in one segment, providing services to employers and families including early care and education and work/life consulting and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.

Stock-Based Compensation – SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure, an amendment of SFAS No. 123” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The Company granted 54,700 shares of restricted common stock during the quarter ended March 31, 2005. These shares were accounted for under the intrinsic value method as prescribed in APB Opinion No. 25. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over vesting periods of three years. The restricted stock grants were valued at $1,088,000 of which approximately $30,000 was recognized as compensation expense during the quarter ended March 31, 2005. In addition, the Company also recognized $234,000 and $109,000 in compensation expense during the quarters ended March 31, 2005 and 2004, respectively, related to existing equity awards for which compensation expense must be recognized. At March 31, 2005 the unrecognized amounts of all awards totaled $1.9 million and is recorded as deferred compensation.

Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized because options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through March 31, 2005, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the quarters ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	2005	2004
Net income:
As reported	$8,359,000	$6,103,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	180,000	65,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,418,000)	(647,000)

Pro forma net income	$7,121,000	$5,521,000
Earnings per share-Basic:
As reported	$0.31	$0.23
Pro forma	$0.26	$0.21
Earnings per share-Diluted:
As reported	$0.30	$0.22
Pro forma	$0.25	$0.20

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three months ended
	March 31,
	2005	2004
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	45.6%	46.1%
Risk free interest rate	3.36%	2.83%
Expected life of options	6.0 years	6.1 years
Weighted-average fair value per share of options granted during the period	$16.05	$11.07

Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	For the three months ended
	March 31,
	2005	2004
Net income	$8,359	$6,103
Foreign currency translation adjustments	(958)	556

Comprehensive income	$7,401	$6,659

Recently Issued Accounting Pronouncements-In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in all interim periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November 2004. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, which supersedes SFAS No. 123. This Statement requires companies to measure and recognize compensation expense for all stock-based payments to employees and non-employees at fair value. Stock-based payments include stock option grants, restricted stock grants and other equity based awards. The Company grants options to purchase common stock to some of its employees and directors at prices equal to the market value of the stock on the dates the options were granted, as well as restricted stock. SFAS No. 123R is effective for all fiscal years beginning after June 15, 2005. Early adoption is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated financial position, results of operations and cash flows.

Reclassifications-Certain amounts in the prior periods financial statements have been reclassified to conform with the current periods presentation.

2. Acquisitions

During the quarter ended March 31, 2005, the Company purchased the assets of a domestic multi-site child care and early education operator and agreed to pay aggregate consideration of $7.0 million. This transaction for which the Company paid $6.8 million in cash resulted in a preliminary allocation to goodwill of $5.3 million and other intangible assets subject to amortization of $935,000. The above acquisitions and the operating results of the acquired business have been included in the Company’s consolidated results of operations from the respective dates of acquisition. These preliminary estimates are based on an allocation of purchase prices and the estimated fair value of the assets and liabilities acquired at the date of acquisition. The acquisition is not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented.

3. Earnings Per Share

Earnings per share has been calculated in accordance with SFAS No. 128 “Earnings per Share”, which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.

The following tables present information necessary to calculate earnings per share:

	Three months ended March 31, 2005
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$8,359,000	26,894,000	$0.31

Effect of dilutive securities:
Stock options and restricted stock	—	1,309,000

Diluted earnings per share	$8,359,000	28,203,000	$0.30

	Three months ended March 31, 2004
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$6,103,000	26,251,000	$0.23

Effect of dilutive securities:
Stock options and restricted stock	—	1,392,000

Diluted earnings per share	$6,103,000	27,643,000	$0.22

The weighted average number of shares excluded from the above calculations for the three months ended March 31, 2005 and 2004 were approximately 103,000 and 1,000, respectively, as their effect would be anti-dilutive. For the three-month periods ended March 31, 2005 and 2004, the Company had no warrants or preferred stock outstanding.

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

Cautionary Statement About Forward Looking Information

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

Although we believe that the forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005, and , from time to time, in our other Securities and Exchange Commission reports and filings, important factors that could cause actual results to differ from expectations include:

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

Executive Summary and Discussion

Bright Horizons is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of March 31, 2005, the Company managed 577 early care and education centers, with over 50 early care and education centers under development. The Company has the capacity to serve approximately 64,000 children in 40 states, the District of Columbia, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including 80 Fortune 500 companies and over 50% of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 482 North American centers average 122 capacity per location, while the 95 centers based in the UK and Ireland average approximately 54 capacity per location. At March 31, 2005, approximately 60% of the Company’s centers were profit and loss (“P&L”) models and 40% were management (“cost plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

The Company operates centers for a diversified group of clients. At March 31, 2005, the Company’s early care and education centers were affiliated with the following industries:

Percentage of
Industry Classification	Centers
Consumer	5%
Financial Services	15%
Government and Education	15%
Healthcare	15%
Industrial/Manufacturing	10%
Office Park Consortiums	25%
Professional Services and Other	5%
Technology	10%

The Company’s overall business strategy is centered on several key elements: identifying and executing on growth opportunities; achieving sustainable operating margin improvement; maintaining its competitive advantage as the employer of choice in its field and continuing the high quality of its programs and customer satisfaction.

The Company achieved both revenue and net income growth in the quarter ended March 31, 2005 by executing on its growth strategy to add centers for new and existing clients, to expand service offerings to clients, to pursue strategic acquisitions and to assume the management of existing child care centers. The alignment of key demographic, social and workplace trends combined with an overall under supply of quality childcare options for working families has continued to fuel strong interest in the Company’s services. General economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates.

Specifically, the Company achieved revenue growth of approximately 15% for the quarter ended March 31, 2005 as compared to the same period in 2004. The revenue growth was principally due to the growth in the number of centers the Company manages, additional enrollment in ramping as well as mature centers, and price increases of 4-5%. Revenue growth reflects the addition of 62 centers since March 31, 2004, through a combination of organic growth, additional services for existing clients, transitions of management of existing programs and acquisitions. The Company added 17 centers during the quarter ended March 31, 2005, including the acquisition of eleven centers in the Denver, Colorado metropolitan area. Although no centers closed in the first quarter of 2005, the Company expects closures to approximate historic levels of 12 – 15 centers in 2005. A key element of the growth strategy is expanding relationships with existing clients, and at March 31, 2005, the Company served a total of 45 multi-site clients at 222 locations.

Income from operations grew by $3.5 million and as a percentage of revenue improved from 8.0% for the quarter ended March 31, 2004 to 9.3% in the first quarter of 2005. In addition, net income grew by $2.3 million for the quarter ended March 31, 2005 as compared to the first quarter of 2004. The improvement can be attributed to pacing tuition increases ahead of wage increases, careful management of personnel costs, capacity utilization increases of 1-2% year over year in the mature center base and the addition of mature centers through acquisitions and transitions of management. The improvement in operating margin is also attributable to a slightly heavier weighting of transitions and acquisitions in the new centers added since the first quarter of 2004, which typically contribute immediately to the Company’s results as they are at mature operating levels. The opportunity to achieve additional margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping classes of centers; annual tuition increases above the levels of annual average wage increases; careful cost management; and the successful integration of acquisitions and transitions of management to our network of centers.

Finally, one of the Company’s guiding principals is its focus on sustaining the high quality of its services and programs and at the same time achieving revenue growth and increasing operating profitability. The Company’s future financial success will be dependent on meeting both of these goals. Nearly 80% of the Company’s eligible domestic early care and education centers are accredited by the National Association for the Education of Young Children (“NAEYC”). The Company also operates high quality programs to achieve the accreditation standards of the Office of Standards in Education (“OFSTED”) and National Child Nursery Association (“NCNA”) care standards in the United Kingdom and Ireland, respectively.

Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements. Demand for the Company’s services generally increases in September upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (P&L vs. cost plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenue for the three-month periods ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	2005	2004
Net revenues	100.0%	100.0%
Cost of services	82.2	84.1

Gross profit	17.8	15.9
Selling, general & administrative	8.3	7.8
Amortization	0.2	0.1

Income from operations	9.3	8.0
Interest income	0.1	0.0
Interest expense	0.0	0.0

Income before income taxes	9.4	8.0
Income tax provisions	3.9	3.4

Net income	5.5%	4.6%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenue. Revenue increased $19.5 million, or 14.8%, to $150.8 million for the three months ended March 31, 2005 from $131.3 million for the three months ended March 31, 2004. The growth in revenues is primarily attributable to the net addition of 62 centers since March 31, 2004, which resulted in a 7% increase in overall capacity, modest growth in the existing base of centers and average tuition increases of approximately 4-5% at existing centers.

Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $6.0 million, or 28.5%, to $26.9 million for the three-month period ended March 31, 2005 from $20.9 million for the three months ended March 31, 2004. As a percentage of revenue, gross profit increased to 17.8% for the three months ended March 31, 2005 compared to 15.9% for the three months ended March 31, 2004.

The increase in gross profit margin for the three-month period ended March 31, 2005 compared to the same period in 2004 resulted from: first, modest improvements in enrollment which drive operating efficiencies at the center level as the fixed costs are absorbed over a broader tuition base; second, contributions from new cost plus centers, acquisitions and transitions of management, which enter the network of centers at mature operating levels, and third, annual tuition rate increases ahead of wage increases coupled with careful cost management at existing programs. The Company’s operations are subject to seasonal variations, which typically result from higher enrollment during the first and second quarter of each calendar year (especially amongst the older age groups) and lower enrollment during the third calendar quarter as children transition to school. This frequently results in lower gross profit margins during the second half of the calendar year as compared to the first and second calendar quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SGA”) consist of regional and division management personnel, corporate management and administrative functions, and business development expenses. SGA increased $2.3 million, or 22%, to $12.6 million for the three months ended March 31, 2005 from $10.3 million for the three months ended March 31, 2004. As a percentage of revenue, SGA increased to 8.3% for the first quarter of 2005 compared to 7.8% for the same period in 2004.

The dollar increase in SGA in the first quarter of 2005 compared to the same 2004 period is primarily related to: increased spending on regional and divisional operations management, increased costs of compliance, as well as corporate and administrative personnel necessary to support existing business and new growth opportunities. The percentage increase in SGA for the comparative quarters is principally attributable to costs incurred for compliance efforts for the Sarbanes-Oxley Act of 2002 (“SOX”). Specifically, the Company recognized incremental expenses of approximately $400,000 in the first quarter of 2005 arising from spending for 2004 SOX compliance. Although the Company anticipates that the majority of costs incurred during the initial SOX implementation year in 2004 will continue, the Company expects to leverage overhead spending across its growing base of business, and to modestly reduce SGA as a percentage of revenue for the remainder of the year.

Amortization. Amortization expense on intangible assets other than goodwill totaled $376,000 for the three-month period ended March 31, 2005, as compared to $198,000 in the same period for 2004. The increase relates to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed in the second half of 2004 and in 2005, which are subject to amortization. The Company anticipates amortization expense to approximate $1.7 million on an annualized basis in 2005.

Income from Operations. Income from operations totaled $14.0 million for the three- month period ended March 31, 2005, an increase of $3.5 million, or 33.7%, from $10.5 million in the same period for 2004. This increase is primarily the result of the indicated revenue and gross margin improvements, offset somewhat by higher SGA expenses.

Interest Income. Interest income totaled $265,000 for the three-month period ended March 31, 2005, an increase of $186,000, or 235.4%, from $79,000 in the same period for 2004. This increase is attributable to increased average investment yields and higher levels of invested cash.

Interest Expense. Interest expense totaled $38,000 for the three-month period ended March 31, 2005, a decrease of $6,000, or 13.6%, from $44,000 in the same period for 2004. The decrease is attributable to lower interest expense incurred on lower levels of outstanding debt.

Income Tax Expense. The Company’s effective income tax rate was approximately 41.1% for the three-month period ended March 31, 2005 as compared to an effective income tax rate of 41.8% for the same period in 2004.

Liquidity and Capital Resources

The Company’s primary cash requirements are the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $55.4 million at March 31, 2005. The Company’s cash balances are supplemented by borrowings available under the Company’s $25 million line of credit. There are currently no amounts outstanding on the line of credit. The Company had a working capital surplus of $16.4 million as of March 31, 2005 and a working capital surplus of $11.8 million at December 31, 2004. The Company anticipates that it will continue to generate positive cash flows from operating activities for the remainder of 2005 and that the cash generated will principally be utilized to fund ongoing operations of its new and existing early care and education centers, and will be sufficient to meet the Company’s financial obligations.

Cash provided from operations was $20.9 million for the three-month period ended March 31, 2005, as compared to cash provided from operations of $14.6 million for the three-month period ended March 31, 2004. The increase in cash provided from operations is primarily the result of increases in net income, an increase in deferred revenue balances and an increase in accounts payable and accrued expense balances primarily related to personnel costs (which are of a normal and recurring nature) for the three-month period ended March 31, 2005 as compared to the same period in 2004. These amounts were offset by an increase in the Company’s balances in accounts receivable.

Cash used in investing activities totaled $9.2 million for the three-month period ended March 31, 2005, compared to $3.6 million in the corresponding period in 2004. Fixed asset additions totaled $2.5 million in 2005, with $1.3 million related to new early care and education centers and the remainder being primarily related to the refurbishment of early care and education centers. Cash paid for acquisitions totaled $6.8 million for the first quarter of 2005 compared to $330,000 in the same period in 2004.

Cash provided by financing activities totaled $1.3 million for the three-month period ended March 31, 2005 as compared to $1.5 million in cash provided by financing activities for the three-month period ended March 31, 2004. The Company received $1.5 million for stock option exercises in the three-month period ended March 31, 2005, as compared to $1.7 million in the same period in 2004.

Management believes that funds provided by operations and the Company’s existing cash and cash equivalent balances will be adequate to meet planned operating and capital expenditure needs for at least the next 12 months. However, if the Company were to make any significant acquisition(s) or investments in the purchase of facilities for new or existing early care and education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in all interim periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November 2004. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, which supersedes SFAS No. 123. This Statement requires companies to measure and recognize compensation expense for all stock-based payments to employees and non-employees at fair value. Stock-based payments include stock option grants, restricted stock grants and other equity based awards. The Company grants options to purchase common stock to some of its employees and directors at prices equal to the market value of the stock on the dates the options were granted, as well as restricted stock. SFAS No. 123R is effective for all fiscal years beginning after June 15, 2005. Early adoption is permitted, but not required. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated financial position, results of operations and cash flows.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

There have been no changes in the Company’s foreign operations that would materially alter the disclosures on foreign currency exchange risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. Controls and Procedures

(a) Disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

The Company conducted an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. The Company has not completed implementation of the changes it believes are required to fully remediate the material weaknesses in internal control over financial reporting, previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, relating to maintaining effective controls over (i) the monthly reconciliation of cash accounts for its operations in the United Kingdom, and (ii) the determination of certain significant employee related accruals in accordance with generally accepted accounting principles. As a result, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005.

(b) Changes in internal control over financial reporting

During the first quarter of 2005 the Company has implemented, or is in the process of implementing, the following remediation steps to correct the two material weaknesses identified:

(i) internal controls over the monthly reconciliation of cash accounts for the Company’s operations in the United Kingdom:

•	Management has performed a comprehensive treasury assessment to determine the optimal account structure for the existing business and for planned growth in the United Kingdom; and

•	As part of this assessment, management has established a plan to restructure the cash depository and disbursement system to facilitate more timely review and resolution of reconciling items; and

•	Management has increased oversight of routine monthly and quarterly account reconciliation procedures to ensure compliance with established procedures.

(ii) internal controls over the determination of certain significant employee related accruals in accordance with generally accepted accounting principles:

•	Management has enhanced the documentation of the methodology employed to evaluate significant accrual balances; and

•	Management has implemented procedures to develop and maintain more thorough, detailed contemporaneous analyses and assessments of significant account balances, and has expanded the supporting source documents to include additional reporting from insurance carriers.

The Company believes that, once fully implemented, these remediation steps will be sufficient to address the material weaknesses discussed above.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(c) Limitation on the effectiveness of internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and the board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective can provide only reasonable assurance with respect to financial statement preparation and presentation, and internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings:

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: May 10, 2005

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
By:	/s/ Elizabeth J. Boland
Elizabeth J. Boland
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)