Form 10-Q
period 2005-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2005-08-09
CIK 1060559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2005.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 27,377,569 shares of common stock, $.01 par value, at August 1, 2005.

FORM 10-Q
INDEX

Bright Horizons Family Solutions, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$82,169	$42,472
Accounts receivable, net	29,717	26,182
Prepaid expenses and other current assets	11,407	11,204
Prepaid income taxes	—	1,764
Current deferred tax asset	13,410	12,986

Total current assets	136,703	94,608

Fixed assets, net	111,461	112,637
Goodwill, net	75,695	72,987
Other intangibles, net	12,924	12,747
Non-current deferred tax asset	3,827	2,837
Other assets	1,046	789

Total assets	$341,656	$296,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and obligations due under capital leases	$717	$778
Accounts payable and accrued expenses	63,875	51,956
Deferred revenue, current portion	32,405	26,494
Income tax payable	2,755	274
Other current liabilities	5,800	3,287

Total current liabilities	105,552	82,789

Long-term debt and obligations due under capital leases, net of current portion	988	1,321
Accrued rent	5,387	4,902
Other long-term liabilities	5,496	5,203
Deferred revenue, net of current portion	16,309	16,146

Total liabilities	133,732	110,361

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding
Common stock: $.01 par value
Authorized: 50,000,000 shares at both June 30, 2005 and December 31, 2004
Issued and outstanding: 27,270,000 and 26,870,000 shares at June 30, 2005 and December 31, 2004, respectively	272	268
Additional paid-in capital	109,493	101,584
Deferred compensation	(1,702)	(1,085)
Cumulative translation adjustment	5,038	8,474
Retained earnings	94,823	77,003

Total stockholders’ equity	207,924	186,244

Total liabilities and stockholders’ equity	$341,656	$296,605

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$157,017	$136,800	$307,775	$268,147
Cost of services	128,279	113,799	252,134	224,205

Gross profit	28,738	23,001	55,641	43,942

Selling, general and administrative	12,763	10,986	25,322	21,279

Amortization	384	246	760	444

Income from operations	15,591	11,769	29,559	22,219

Interest income	419	97	684	176
Interest expense	(49)	(37)	(87)	(81)

Income before tax	15,961	11,829	30,156	22,314

Income tax provision	6,500	4,951	12,336	9,333

Net income	$9,461	$6,878	$17,820	$12,981

Earnings per share — basic	$0.35	$0.26	$0.66	$0.49

Weighted average shares — basic	27,057	26,470	26,976	26,360

Earnings per share — diluted	$0.33	$0.25	$0.63	$0.47

Weighted average shares — diluted	28,365	27,758	28,285	27,701

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended
	June 30,	June 30,
	2005	2004
Net income	$17,820	$12,981

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	6,787	5,934
Stock-based compensation expense	507	302
Deferred income taxes	(1,262)	(1,519)
Tax benefit realized from the exercise of stock options	2,313	1,475
Loss on disposal of fixed assets	16	40
Other	(640)	25
Changes in assets and liabilities:
Accounts receivable	(3,735)	2,588
Prepaid expenses and other current assets	(329)	(1,923)
Accounts payable and accrued expenses	12,124	10,812
Income taxes	4,254	(584)
Deferred revenue	7,164	(22)
Accrued rent	549	(74)
Other assets	(248)	11
Other current and long-term liabilities	2,879	328

Net cash provided by operating activities	48,199	30,374

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(5,486)	(4,299)
Proceeds from the disposal of fixed assets	—	43
Payments for acquisitions, net of cash acquired	(6,762)	(17,310)

Net cash used in investing activities	(12,248)	(21,566)

Cash flows from financing activities:
Proceeds from the issuance of equity awards	4,475	3,093
Principal payments of long term debt and obligations due under capital leases	(387)	(333)

Net cash provided by financing activities	4,088	2,760

Effect of exchange rates on cash balances	(342)	(156)

Net increase in cash and cash equivalents	39,697	11,412

Cash and cash equivalents, beginning of period	42,472	33,899

Cash and cash equivalents, end of period	$82,169	$45,311

Supplemental cash flow information:
Cash payments of interest	87	81
Cash payments of income taxes	7,293	10,547
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1.D. Notes to Consolidated Financial Statements (Unaudited)
1. The Company and Basis of Presentation
Organization — Bright Horizons Family Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc., and CorporateFamily Solutions, Inc., on July 24, 1998 (the “Merger”.) The Company provides workplace services for employers and families including early care and education and strategic work/life consulting throughout the United States, Canada, Ireland and the United Kingdom.
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
Basis of Presentation — The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction with the notes thereto.
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.
In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments which are necessary for a fair statement of its financial position as of June 30, 2005, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.
Stock Split — On February 9, 2005, the Board of Directors approved a 2-for-1 stock split which was paid on March 21, 2005 to stockholders of record as of March 4, 2005. All prior share and per share amounts have been restated to reflect the stock split.
Segment Information — As of June 30, 2005, the Company operates in one segment, providing services to employers and families including early care and education and work/life consulting and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.
Stock-Based Compensation — Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
The Company granted 54,700 and 46,000 shares of restricted common stock during the respective six month periods ended June 30, 2005 and 2004. These shares were accounted for under the intrinsic value method as prescribed in APB Opinion No. 25. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over vesting periods of three years. The 2005 and 2004 restricted stock grants were each valued at approximately $1.1 million, for which approximately $268,000 and $210,000 was recognized as compensation expense for the six month periods ended June 30, 2005 and 2004, respectively. The Company also recognized approximately $239,000 and $92,000 in compensation expense during the six month periods ended June 30, 2005 and 2004, respectively, related to other existing equity awards for which compensation expense must also be recognized. At June 30, 2005 the unrecognized amounts of all equity awards totaled $1.7 million and is recorded as deferred compensation.
Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized as options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS No. 123, as amended by SFAS No 148. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through June 30, 2005, consistent with the provisions of SFAS Nos. 123 and 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three and six-month periods ended June 30, 2005 and 2004.

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands except per share data)
Net income:
As reported	$9,461	$6,878	$17,820	$12,981
Add: Stock-based compensation expense included in reported net income, net of related tax effects	150	124	330	189

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands except per share data)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,729)	(693)	(3,147)	(1,323)

Pro forma	$7,882	$6,309	$15,003	$11,847
Earnings per share-Basic:
As reported	$0.35	$0.26	$0.66	$0.49
Pro forma	$0.29	$0.24	$0.56	$0.45
Earnings per share-Diluted:
As reported	$0.33	$0.25	$0.63	$0.47
Pro forma	$0.28	$0.23	$0.53	$0.43
The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	45.1%	41.5%	45.6%	41.5%
Risk free interest rate	3.36%	2.20%	3.36%	2.20%
Expected life of options	5.9 years	6.4 years	6.0 years	6.4 years

Weighted-average fair value per share of options granted during the period	$17.68	$10.67	$16.17	$10.67
Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$9,461	$6,878	$17,820	$12,981
Foreign currency translation adjustments	(2,478)	(419)	(3,436)	137

Comprehensive income	$6,983	$6,459	$14,384	$13,118

Recently Issued Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in all interim periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November 2004. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s consolidated financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123R, which supersedes SFAS No. 123. This Statement requires companies to measure and recognize compensation expense for all stock-based payments to employees and non-employees at fair value. Stock-based payments include stock option grants, restricted stock grants and other equity based awards. The Company grants options to purchase common stock to some of its employees and directors at prices equal to the market value of the stock on the dates the options were granted, as well as restricted stock. SFAS No. 123R is effective for all fiscal years beginning after June 15, 2005. Early adoption is permitted, but not required. Upon adoption of this pronouncement, cash provided by operating activities will decrease by the amount of tax benefit realized on the exercise of stock options and cash provided by financing activities will increase by the same amount. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated financial position and results of operations.
In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on its financial statements.
In June 2005, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 provides guidance regarding the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. EITF 05-6 will be effective beginning with the Company’s second quarter of fiscal 2006. The Company is currently evaluating the expected impact that the adoption of EITF 05-6 will have on its consolidated financial position, results of operations and cash flows.
Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year’s presentation.
2. Acquisitions
On March 18, 2005, the Company purchased the assets of a domestic multi-site child care and early education operator and agreed to pay aggregate consideration of $7.0 million, $6.8 million in cash. This transaction resulted in a preliminary allocation to goodwill of $4.7 million and other intangible assets subject to amortization of $1.6 million. These preliminary estimates are based on an allocation of the purchase price and the estimated fair value of the assets and liabilities acquired at the date of acquisition. The Company anticipates finalizing the allocation of purchase price in the third calendar quarter of 2005. The above acquisition and the operating results of the acquired business have been included in the Company’s consolidated results of operations from the date of acquisition. The acquisition is not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented.
3. Earnings Per Share
Earnings per share has been calculated in accordance with SFAS No. 128 “Earnings per Share”, which established standards for computing and presenting earnings per share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.
The following tables present information necessary to calculate earnings per share:

	Three months ended June 30, 2005
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$9,461	27,057	$0.35

Effect of dilutive securities:
Stock options and restricted stock	—	1,308

Diluted earnings per share	$9,461	28,365	$0.33

	Three months ended June 30, 2004
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$6,878	26,470	$0.26

Effect of dilutive securities:
Stock options and restricted stock	—	1,288

Diluted earnings per share	$6,878	27,758	$0.25

	Six months ended June 30, 2005
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$17,820	26,976	$0.66

Effect of dilutive securities:
Stock options and restricted stock	—	1,309

Diluted earnings per share	$17,820	28,285	$0.63

	Six months ended June 30, 2004
	(in thousands, except per share data)
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$12,981	26,360	$0.49

Effect of dilutive securities:
Stock options and restricted stock	—	1,341

Diluted earnings per share	$12,981	27,701	$0.47

The weighted average number of shares excluded from the above diluted earnings per share calculations for the three and six month periods ended June 30, 2005 were approximately 18,000 and 60,000, respectively, and approximately 2,000 for both the three and six month periods ended June 30, 2004, as their effect would be anti-dilutive. For the three and six month periods ended June 30, 2005 and 2004, the Company had no warrants or preferred stock outstanding.
4. Commitments and Contingencies
The Company has one letter of credit guaranteeing certain utility payments up to $80,000. No amounts have been drawn against this letter of credit.
The Company has severance agreements with five executives that provide for up to 24 months of compensation upon the termination of employment following a change in control of the Company. The maximum amount payable under these agreements at June 30, 2005 is approximately $3.8 million.

The severance agreements prohibit the above-mentioned employees from competing or divulging confidential information for one to two years after their separation from the Company.
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
The Company entered into an agreement and plan of merger with ChildrenFirst, Inc. on June 27, 2005, which, if consummated, will require the Company to pay consideration of approximately $61 million in cash, subject to a net working capital adjustment.
5. Subsequent Event
The Company entered into an unsecured revolving credit agreement dated July 22, 2005 with two major US financial institutions, which replaced the Company’s existing line of credit which expired on June 30, 2005. The agreement consists of a revolving credit facility in the maximum principal amount of $60 million and includes an accordion feature allowing the Company to increase the amount of the revolving credit facility by an additional $40 million, subject to receipt of lender commitments for the additional amounts. The agreement expires on July 22, 2010. The Company may use the proceeds of borrowings under the revolving credit facility for general corporate purposes, including working capital and acquisitions.
At the Company’s option, advances under the revolving credit facility will bear interest at (i) the greater of the federal funds rate plus 0.5% or the prime rate or (ii) LIBOR plus a spread based on the Company’s leverage ratio. The Company is also required to pay a fee on any unused portion of the line of credit at a rate depending on the Company’s leverage ratio. The agreement requires the Company to comply with certain covenants, which include, among other things, the maintenance of specified financial ratios.

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
Although we believe that the forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Among other risk factors that are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005, and, from time to time, in our other Securities and Exchange Commission reports and filings, important factors that could cause actual results to differ from expectations include:
•	our inability to successfully execute our growth strategy;

•	the effects of general economic conditions and world events;

•	competitive conditions in the early care and education industry;

•	loss of key client relationships or delays in new center openings;

•	subsidy reductions by key existing clients;

•	tuition price sensitivity;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services;

•	the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs,

welfare reform, minimum wages and licensing standards;

•	the loss of government funding for child care assistance programs;

•	the establishment of a governmentally mandated universal child care benefit;

•	delays in identifying, executing or integrating key acquisitions;

•	our inability to successfully defend against or counter negative publicity associated with claims involving alleged incidents at our centers;

•	our inability to maintain effective internal controls over financial reporting, or to have remediation efforts be adequate to address identified deficiencies in internal controls over financial reporting;

•	our inability to obtain insurance at the same levels or at costs comparable to those incurred historically; and

•	our inability to successfully complete the acquisition of ChildrenFirst, Inc. under the negotiated terms (as more fully described under “Other” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”))
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
Executive Summary and Discussion
Bright Horizons is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of June 30, 2005, the Company managed 577 early care and education centers, with over 50 early care and education centers under development. The Company has the capacity to serve approximately 64,240 children in 40 states, the District of Columbia, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 80 Fortune 500 companies and more than 50% of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 481 North American centers average a capacity of 123 per location, while the 96 centers based in the UK and Ireland average a capacity of 55 per location. At June 30, 2005, approximately 60% of the Company’s centers were profit and loss (“P&L”) models and 40% were management (“cost plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.

The Company operates centers for a diversified group of clients. At June 30, 2005, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of
Centers
Consumer	5%
Financial Services	15%
Government and Education	15%
Healthcare/Pharmaceutical	15%
Industrial/Manufacturing	10%
Office Park Consortiums	25%
Professional Services and Other	5%
Technology	10%
The Company’s overall business strategy is centered on several key elements: identifying and executing on growth opportunities; achieving sustainable operating margin improvement; maintaining its competitive advantage as the employer of choice in its field and continuing the high quality of its programs and customer satisfaction.
The Company achieved revenue, operating income and net income growth in the quarter and six month periods ended June 30, 2005 by executing on its growth strategy to add centers for new and existing clients, to expand service offerings to clients, to pursue strategic acquisitions and to assume the management of existing child care centers. The alignment of key demographic, social and workplace trends combined with an overall under supply of quality childcare options for working families has continued to fuel strong interest in the Company’s services. General economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates.
Specifically, the Company achieved revenue growth of approximately 15% for both the quarter and six month periods ended June 30, 2005 as compared to the same periods in 2004. The Company added 22 centers during the six month period ended June 30, 2005, including the acquisition of eleven centers in the Denver, Colorado metropolitan area. The Company closed 5 centers during the six month period ended June 30, 2005 and expects closures to approximate historic levels in the mid-teen range in 2005. The Company has added 52 net new centers since July 1, 2004. A key element of the growth strategy is expanding relationships with existing clients, and at June 30, 2005, the Company served a total of 45 multi-site clients at 220 locations.
Income from operations grew by $3.8 million and as a percentage of revenue improved from 8.6% for the quarter ended June 30, 2004 to 9.9% in the second quarter of 2005. Income from operations grew by $7.4 million and as a percentage of revenue improved from 8.3% for the six month period ended June 30, 2004 to 9.6% in the six month period in 2005. In addition, net income grew by $2.6 million for the quarter and net income grew by $4.8 million for the six month period ended June 30, 2005 as compared to the corresponding periods in 2004. The improvement can be attributed to pacing tuition increases ahead of wage increases, careful management of personnel costs, enrollment growth of 1-2% year over year in the mature and ramping center base and the addition of mature centers through acquisitions and transitions of management. Generally, the Company has been able to increase tuitions 4-5% annually on average, which provides operating margin leverage relative to estimated wage increases of 3-4% annually on average. The opportunity to achieve additional margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping classes of centers; annual tuition increases above the levels of annual average wage increases; careful cost management; and the successful integration of acquisitions.
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
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenue for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	81.7	83.2	81.9	83.6

Gross profit	18.3	16.8	18.1	16.4
Selling, general & administrative	8.1	8.0	8.2	7.9
Amortization	0.3	0.2	0.3	0.2

Income from operations	9.9	8.6	9.6	8.3
Interest expense	0.0	0.0	0.0	0.0
Interest income	0.3	0.0	0.2	0.0

Income before income taxes	10.2	8.6	9.8	8.3
Income tax provisions	4.2	3.6	4.0	3.5

Net income	6.0%	5.0%	5.8%	4.8%

Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004
Revenue. Revenue increased $20.2 million, or 14.8%, to $157.0 million for the three months ended June 30, 2005 from $136.8 million for the three months ended June 30, 2004. Revenue increased $39.7 million, or 14.8%, to $307.8 million for the six months ended June 30, 2005 from $268.1 million for the six months ended June 30, 2004. The growth in revenues is principally attributable to the net addition of 52 centers since June 30, 2004, enrollment growth in mature centers of 1-2%, additional enrollment in ramping centers and average tuition increases of approximately 4-5% at existing centers.
Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $5.7 million, or 24.9%, to $28.7 million for the three months ended June 30, 2005 from $23.0 million for the three months ended June 30, 2004. Gross profit increased $11.7 million, or 26.6%, to $55.6 million for the six-month period ended June 30, 2005 from $43.9 million for the six months ended June 30, 2004. As a percentage of revenue, gross profit increased to 18.3% for the three months ended June 30, 2005 compared to 16.8% for the three months ended June 30, 2004. As a percentage of revenue, gross profit increased to 18.1% for the six months ended June 30, 2005 compared to 16.4% for the six months ended June 30, 2004.
The increase in gross profit margin in absolute dollars and as a percentage of revenue for both the three and six month periods ended June 30, 2005 compared to the same periods in 2004 is attributable to pacing tuition increases in advance of center based cost increases, particularly in the area of personnel costs, as well as the ability to manage staffing levels. The Company’s operations are subject to seasonal variations, which typically result from higher enrollment during the first and second quarter of each calendar year (especially amongst the older age groups) and lower enrollment during the third calendar quarter as older children transition to school. This frequently results in lower gross profit margins during the second half of the calendar year as compared to the first and second calendar quarters.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SGA”) consist of regional and division management personnel, corporate management and administrative functions, and business development expenses. SGA increased $1.8 million, or 16.2%, to $12.8 million for the three months ended June 30, 2005 from $11.0 million for the three months ended June 30, 2004. SGA increased $4.0 million, or 19.0%, to $25.3 million for the six months ended June 30, 2005 from $21.3 million for the six months ended June 30, 2004. As a percentage of revenue, SGA increased to 8.1% for the three months ended June 30, 2005 compared to 8.0% for the same period in 2004. As a percentage of revenue, SGA increased to 8.2% for the six months ended June 30, 2005 compared to 7.9% for the same period in 2004.
The dollar increase in SGA for the three and six month periods ended June 30, 2005 as compared to the same 2004 periods is primarily related to: increased spending on regional and divisional operations management, as well as corporate and administrative personnel necessary to support existing business and new growth opportunities, and increased costs of regulatory compliance. The increase in SGA as a percentage of revenue for the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 is primarily attributable to costs incurred for compliance efforts for the Sarbanes-Oxley Act of 2002 (“SOX”). Specifically, the Company recognized incremental expenses of approximately $400,000 in the first quarter of 2005 arising from spending for 2004 SOX compliance. The Company anticipates that the majority of costs incurred during the initial SOX implementation year in 2004, which exceeded $2 million, will continue in 2005 and beyond. However, this SOX spending is now embedded in base SGA and the Company anticipates that it will regain its ability to leverage overhead costs with future revenue growth.
Amortization. Amortization expense on intangible assets other than goodwill totaled $384,000 and $760,000 for the three and six month periods ended June 30, 2005, as compared to $246,000 and $444,000 in the same periods for 2004. The increase relates principally to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed in 2004 and in the first quarter of 2005, which are subject to amortization.
Income from Operations. Income from operations totaled $15.6 million for the three month period ended June 30, 2005, an increase of $3.8 million, or 32.5%, from $11.8 million in the same period for 2004. Income from operations totaled $29.6 million for the six month period ended June 30, 2005, an increase of $7.4 million, or 33.0%, from $22.2 million in the same period for 2004. This increase is primarily the result of the indicated revenue and gross margin improvements offset somewhat by the increases in amortization expense and SGA expenses.
Interest Income. Interest income totaled $419,000 and $684,000 for the three and six month periods ended June 30, 2005. This compares to $97,000 and $176,000 in the same periods in 2004. This increase in interest income for both the three and six month periods in 2005 as compared to 2004 is attributable to increased average investment yields and higher levels of invested cash.

Interest Expense. Interest expense totaled $49,000 for the three month period ended June 30, 2005, an increase of $12,000, or 32.4%, from $37,000 in the same period for 2004. Interest expense totaled $87,000 for the six month period ended June 30, 2005, an increase of $6,000, or 7.4%, from $81,000 in the same period for 2004. The increase in interest expense for both the three and six month periods in 2005 as compared to the corresponding periods in 2004 is the result of interest expense incurred on certain bank notes payable assumed in an acquisition closed in June 2004.
Income Tax Expense. The Company’s effective income tax rate was approximately 40.9% for the six month period ended June 30, 2005 as compared to the effective income tax rate of 41.8% for the same period in 2004. The decrease relates to proportionately higher pre-tax income in the United Kingdom where the Company’s income tax expense rate is lower than domestic rates.
Liquidity and Capital Resources
The Company’s primary cash requirements are the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $82.2 million at June 30, 2005. The Company’s cash balances may be supplemented by borrowings available under the Company’s $60 million line of credit. There are currently no amounts outstanding on the line of credit. The Company had a working capital surplus of $31.2 million as of June 30, 2005 and a working capital surplus of $11.8 million at December 31, 2004. The Company expects that it will continue to generate positive cash flows from operating activities in 2005, and that the cash generated will principally be utilized to fund acquisitions and ongoing operations of its new and existing early care and education centers, and will be sufficient to meet the Company’s financial obligations.
Cash provided from operations was $48.2 million for the six month period ended June 30, 2005, as compared to cash provided by operations of $30.4 million for the six month period ended June 30, 2004. The increase is primarily the result of increases in net income, accounts payable and accrued expenses, deferred revenue and income taxes payable balances. The increases in accounts payable and accrued expense balances were due principally to increases in payroll and personnel related accruals (both of which are of a normal and recurring nature) for the six month period ended June 30, 2005 as compared to the same period in 2004. These amounts were offset by an increase in accounts receivable balances which was due to the timing and collection of payments and are of a normal and recurring nature.
Cash used in investing activities totaled $12.2 million for the six month period ended June 30, 2005, compared to $21.6 million in the corresponding period in 2004, with the decrease largely attributable to lower payments on acquisitions in 2005 as compared to 2004. Fixed asset additions totaled $5.5 million as of June 30, 2005 with $3.2 million related to new early care and education centers and the remainder primarily related to the refurbishment of early care and education centers. The Company anticipates its capital expenditures will be higher in the second half of 2005 as compared to the first six months of 2005.

Cash provided by financing activities totaled $4.1 million for the six month period ended June 30, 2005 as compared to $2.8 million in cash provided by financing activities for the six month period ended June 30, 2004. The Company received $4.5 million and $3.1 million in proceeds from the issuance of equity awards in the six month periods ended June 30, 2005 and 2004, respectively.
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
In December 2004, the FASB issued SFAS No. 123R, which supersedes SFAS No. 123. This Statement requires companies to measure and recognize compensation expense for all stock-based payments to employees and non-employees at fair value. Stock-based payments include stock option grants, restricted stock grants and other equity based awards. The Company grants options to purchase common stock to some of its employees and directors at prices equal to the market value of the stock on the dates the options were granted, as well as restricted stock. SFAS No. 123R is effective for all fiscal years beginning after June 15, 2005. Early adoption is permitted, but not required. Upon adoption of this pronouncement, cash provided by operating activities will decrease by the amount of tax benefit realized on the exercise of stock options and cash provided by financing activities will increase by the same amount. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS No. 123R will have on its consolidated financial position and results of operations.
In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on its financial statements.
In June 2005, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 provides guidance regarding the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. EITF 05-6 will be effective beginning with the Company’s second quarter of fiscal 2006. The Company is currently evaluating the expected impact that the adoption of EITF 05-6 will have on its consolidated financial position, results of operations and cash flows.
Other
The Company has entered into a Merger Agreement dated as of June 27, 2005 to acquire ChildrenFirst Inc., a Massachusetts corporation (“ChildrenFirst”).
ChildrenFirst operates 33 employer-sponsored back-up child care centers serving more than 270 clients in the Unites States and Canada, and currently generates approximately $31.0 million in revenue annually.
The merger consideration to be paid by the Company to the securityholders of ChildrenFirst is $61.0 million in cash, subject to a closing net working capital adjustment. The Company anticipates acquiring approximately $11.0 million in cash in connection with the merger.
The Merger Agreement may be terminated and the merger may be abandoned at any time by the mutual written consent of Bright Horizons and ChildrenFirst, or by either party if the Merger is not consummated by October 25, 2005, unless extended by written agreement.
The Company anticipates the closing of the merger to occur either in September 2005 or early in October 2005.
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
The Company conducted an evaluation, under the supervision and with the participation of the Company’s Internal Disclosure Committee and management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. The Company has not completed implementation of the changes it believes are required to fully remediate the material weaknesses in internal control over financial reporting, previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, relating to maintaining effective controls over (i) the monthly reconciliation of cash accounts for its operations in the United Kingdom, and (ii) the determination of certain significant employee related accruals in accordance with generally accepted accounting principles. As a result, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005.

(b) Changes in internal control over financial reporting
During the first six months of 2005, the Company has implemented, or is in the process of implementing, the following remediation steps to correct the two material weaknesses identified:
(i) internal controls over the monthly reconciliation of cash accounts for the Company’s operations in the United Kingdom:
•	Management has performed a comprehensive treasury assessment to determine the optimal account structure for the existing business and for planned growth in the United Kingdom;

•	As part of this assessment, management established a plan to restructure the cash depository and disbursement system to facilitate more timely review and resolution of reconciling items;

•	Management executed the restructuring plan during the quarter ended June 30, 2005, the key elements of which included the establishment of additional control accounts over major processes such as payroll and purchasing; and

•	Management has increased oversight of routine monthly and quarterly account reconciliation procedures to ensure compliance with established procedures.
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
The Company believes that, once fully implemented, these remediation steps will be sufficient to address the material weaknesses discussed above. The completion of the implementation process includes an adequate period for the controls to be functioning and tested, which management expects to occur during the third and fourth quarter of 2005.
Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to affect, the Company’s internal control over financial reporting.
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
Not applicable
ITEM 3. Defaults Upon Senior Securities:
None
ITEM 4. Submission of Matters to a Vote of Security Holders:
The Company held its annual meeting of stockholders on May 24, 2005. At the annual meeting, the stockholders of the Company voted to elect four Class I directors for a term of three years and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:

Nominee		For	Against/Withheld
Joshua Bekenstein	(Class I)	24,458,947	502,332
JoAnne Brandes	(Class I)	23,667,755	1,293,525
Roger H. Brown	(Class I)	24,262,692	698,588
Marguerite W. Sallee	(Class I)	24,265,692	695,587
In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

Name		Term Expires
E. Townes Duncan	(Class II)	2006
Sara Lawrence-Lightfoot	(Class II)	2006
David H. Lissy	(Class II)	2006
David Gergen	(Class II)	2006

Name		Term Expires
Fred K. Foulkes	(Class III)	2007
Linda A. Mason	(Class III)	2007
Ian M. Rolland	(Class III)	2007
Mary Ann Tocio	(Class III)	2007
ITEM 5. Other information:

None
ITEM 6. Exhibits:
2.1	Agreement and Plan of Merger, dated June 27, 2005, by and among Bright Horizons Family Solutions, Inc., BFAM Mergersub, Inc. and ChildrenFirst, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
Date: August 9, 2005

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

By:	/s/ Elizabeth J. Boland

Elizabeth J. Boland
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)