Form 10-Q
period 2005-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2005-11-09
CIK 1060559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 0-24699
BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1742957 (IRS Employer Identification No.)
200 Talcott Avenue South, Watertown, Massachusetts 02472
(Address of principal executive offices)
(617) 673-8000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,432,504 shares of common stock, $.01 par value, at November 1, 2005.

FORM 10-Q

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$30,344	$42,472
Accounts receivable, net	29,132	26,182
Prepaid expenses and other current assets	13,794	11,204
Prepaid income taxes	2,246	1,764
Current deferred tax asset	14,750	12,986

Total current assets	90,266	94,608

Fixed assets, net	119,446	112,637
Goodwill, net	120,387	72,987
Other intangibles, net	26,079	12,747
Non-current deferred tax asset	2,515	2,837
Other assets	2,074	789

Total assets	$360,767	$296,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and obligations due under capital leases	$664	$778
Accounts payable and accrued expenses	58,531	51,956
Deferred revenue, current portion	45,004	26,494
Income tax payable	599	274
Other current liabilities	5,753	3,287

Total current liabilities	110,551	82,789

Long-term debt and obligations due under capital leases, net of current portion	850	1,321
Accrued rent	7,166	4,902
Other long-term liabilities	5,787	5,203
Non-current deferred tax liability	2,193	__
Deferred revenue, net of current portion	15,943	16,146

Total liabilities	142,490	110,361

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding Common stock: $.01 par value; 50,000,000 authorized; 27,410,000 and 26,870,000 shares issued and outstanding	273	268
Additional paid-in capital	111,686	101,584
Deferred compensation	(1,466)	(1,085)
Cumulative translation adjustment	3,923	8,474
Retained earnings	103,861	77,003

Total stockholders’ equity	218,277	186,244

Total liabilities and stockholders’ equity	$360,767	$296,605

The accompanying notes are an integral part of the condensed consolidated financial statements

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$154,425	$138,954	$462,200	$407,101
Cost of services	126,582	116,025	378,716	340,230

Gross profit	27,843	22,929	83,484	66,871

Selling, general and administrative	12,668	10,991	37,990	32,270

Amortization	442	354	1,202	798

Income from operations	14,733	11,584	44,292	33,803

Interest income	592	122	1,276	299
Interest expense	(36)	(50)	(123)	(132)

Income before tax	15,289	11,656	45,445	33,970

Income tax provision	6,251	4,877	18,587	14,210

Net income	$9,038	$6,779	$26,858	$19,760

Earnings per share — basic	$0.33	$0.25	$0.99	$0.75

Weighted average shares — basic	27,279	26,600	27,078	26,428

Earnings per share — diluted	$0.32	$0.24	$0.95	$0.71

Weighted average shares — diluted	28,557	27,882	28,380	27,758

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:

Net income	$26,858	$19,760

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	10,377	9,106
Stock-based compensation expense	743	675
Deferred income taxes	(368)	(874)
Tax benefit realized from the exercise of stock options	2,927	1,729
Loss on disposal of fixed assets	18	48
Other	(956)	(293)
Changes in assets and liabilities:
Accounts receivable	(2,204)	(1,773)
Prepaid expenses and other current assets	(1,525)	(3,093)
Accounts payable and accrued expenses	6,880	3,380
Income taxes	(116)	2,068
Deferred revenue	9,570	1,077
Accrued rent	376	49
Other assets	386	(115)
Other current and long-term liabilities	(4,119)	(41)

Net cash provided by operating activities	48,847	31,703

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(9,794)	(7,746)
Proceeds from the disposal of fixed assets	—	46
Payments for acquisitions, net of cash acquired	(56,292)	(19,246)

Net cash used in investing activities	(66,086)	(26,946)

Cash flows from financing activities:
Proceeds from the issuance of equity awards	6,057	4,188
Principal payments of long term debt and obligations due under capital leases	(577)	(531)

Net cash provided by financing activities	5,480	3,657

Effect of exchange rates on cash balances	(369)	(30)

Net (decrease) increase in cash and cash equivalents	(12,128)	8,384

Cash and cash equivalents, beginning of period	42,472	33,899

Cash and cash equivalents, end of period	$30,344	$42,283

Supplemental cash flow information:
Cash payments of interest	115	124
Cash payments of income taxes	16,482	11,184
The accompanying notes are an integral part of the condensed consolidated financial statements.

ITEM 1.D. Unaudited Notes to Condensed Consolidated Financial Statements
1. The Company and Basis of Presentation
Organization — Bright Horizons Family Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc., and CorporateFamily Solutions, Inc., on July 24, 1998 (the “Merger”.) The Company provides workplace services for employers and families including early care and education and strategic work/life consulting throughout the United States, Canada, Ireland, the United Kingdom and Puerto Rico.
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
Basis of Presentation — The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction with the notes thereto. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of its financial position as of September 30, 2005, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004, and are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.
Stock Split — On February 9, 2005, the Board of Directors approved a 2-for-1 stock split which was paid on March 21, 2005 to stockholders of record as of March 4, 2005. All prior share and per share amounts have been restated to reflect the stock split.
Segment Information — As of September 30, 2005, the Company operates in one segment, providing services to employers and families including early care and education and work/life consulting and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.
Stock-Based Compensation — Statement of Financial Accounting Standards No. (“SFAS”) 123 “Accounting for Stock-Based Compensation” as amended by SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS 123” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations.
The Company granted 54,700 and 46,000 shares of restricted common stock during the respective nine month periods ended September 30, 2005 and 2004. These shares were accounted for under the intrinsic value method as prescribed in APB 25. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over vesting periods of three years. The 2005 and 2004 restricted stock grants were each valued at approximately $1.1 million, for which approximately $432,000 and $328,000 was recognized as compensation expense for the nine month periods ended September 30, 2005 and 2004, respectively. The Company also recognized approximately $311,000 and $347,000 in compensation expense during the nine month periods ended September 30, 2005 and 2004, respectively, related to other existing equity awards for which compensation expense must also be recognized. At September 30, 2005 the unrecognized amount of all equity awards totaled $1.5 million and is recorded as deferred compensation.
Under APB 25, no compensation cost related to employee stock options has been recognized as options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS 123, as amended by SFAS 148. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS 123 and SFAS 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine-month periods ended September 30, 2005 and 2004.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands except per share data)
Net income:
As reported	$9,038	$6,779	$26,858	$19,760
Add: Stock-based compensation expense included in reported net income, net of related tax effects	147	252	479	441
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(413)	(804)	(3,561)	(2,127)

Pro forma	$8,772	$6,227	$23,776	$18,074

Earnings per share—Basic:
As reported	$0.33	$0.25	$0.99	$0.75
Pro forma	$0.32	$0.23	$0.88	$0.68
Earnings per share—Diluted:
As reported	$0.32	$0.24	$0.95	$0.71
Pro forma	$0.31	$0.22	$0.84	$0.65
The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0.00%	___	0.00%	0.00%
Expected stock price volatility	44.7%	___	45.5%	46.8%
Risk free interest rate	4.2%	___	3.4%	2.3%
Expected life of options	6.3 years	___	6.2 years	6.3 years
Weighted-average fair value per share of options granted	$19.29	No grants	$16.78	$17.44

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$9,038	$6,779	$26,858	$19,760
Foreign currency translation adjustments	(1,115)	181	(4,551)	318

Comprehensive income	$7,923	$6,960	$22,307	$20,078

Recently Issued Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R (revised 2004), “Share-Based Payment”. This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS 123R replaces SFAS 123, and supersedes APB 25. In April 2005, the SEC postponed the effective date of SFAS 123R until the fiscal year beginning after June 15, 2005. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures required under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have an adverse impact on its consolidated statements of income and earnings per share.
In June 2005, the FASB ratified Emerging Issues Task Force consensus on Issue No. (“EITF”) 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. EITF 05-6 provides guidance regarding the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. EITF 05-6 will be effective beginning with the Company’s second quarter of fiscal 2006. The Company is evaluating the expected impact that the adoption of EITF 05-6 will have on its consolidated financial position, results of operations and cash flows.
Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.
2. Acquisitions
On September 12, 2005 the Company completed its acquisition of ChildrenFirst Inc. (“ChildrenFirst”), a privately held operator of 33 employer-sponsored child care centers in the U.S. and Canada. The cash consideration paid by Bright Horizons to the securityholders of ChildrenFirst totaled $57.6 million, which was funded with cash on hand. Based on preliminary estimates, the Company assumed liabilities of $19.5 million and assets of $25.5 million, which included cash of $11.1 million in connection with this acquisition. In addition, the Company acquired the assets of a single site child care provider for approximately $1.0 million during the quarter ended September 30, 2005. The Company will be conducting a formal review of the acquired assets and liabilities and anticipates finalizing the purchase price allocations in the fourth quarter of 2005.
Transactions completed in 2005 have resulted in allocations, including preliminary estimates for the abovementioned acquisitions, to goodwill of $50.3 million and other intangible assets subject to amortization, including customer relationships, trade names and non-competes of $15.2 million which will be amortized over their determined useful lives. These preliminary estimates are based on an allocation of the purchase price and the estimated fair value of the assets and liabilities acquired at the date of acquisition.
The operating results of the acquired businesses have been included in the Company’s consolidated results of operations from the date of acquisition. The acquisitions are not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented.
3. Earnings per Share
Earnings per share has been calculated in accordance with SFAS 128 “Earnings per Share”. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period. The following tables present information necessary to calculate earnings per share:

	Three months ended September 30,
	2005			2004
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)
Basic earnings per share:
Net Income	$9,038	27,279	$0.33	$6,779	26,600	$0.25

Effect of dilutive securities:
Stock options and restricted stock	—	1,278		—	1,282

Diluted earnings per share	$9,038	28,557	$0.32	$6,779	27,882	$0.24

	Nine months ended September 30,
	2005			2004
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)
Basic earnings per share:
Net Income	$26,858	27,078	$0.99	$19,760	26,428	$0.75

Effect of dilutive securities:
Stock options and restricted stock	—	1,302		—	1,330

Diluted earnings per share	$26,858	28,380	$0.95	$19,760	27,758	$0.71

The common stock equivalents excluded from the above diluted earnings per share calculations for the three and nine month periods ended September 30, 2005 were approximately 9,000 and 43,000, respectively, and approximately 2,000 for both the three and nine month periods ended September 30, 2004, as their inclusion would be anti-dilutive. For the three and nine month periods ended September 30, 2005 and 2004, the Company had no warrants or preferred stock outstanding.
4. Commitments and Contingencies
The Company has three letters of credit outstanding: one guaranteeing certain utility payments up to $80,000; one guaranteeing certain rent payments up to $300,000; and one guaranteeing certain premiums and deductible reimbursements up to $486,000. No amounts have been drawn against any of these letters of credit. The Company also has a revolving credit facility in the maximum principal amount of $60.0 million with an accordion feature allowing an additional $40.0 million increase. No amounts have been drawn against this line of credit.
The Company has severance agreements with five executives that provide for up to 24 months of compensation upon the termination of employment following a change in control of the Company. The maximum amount payable under these agreements at September 30, 2005 is approximately $3.8 million. The severance agreements prohibit the above-mentioned employees from competing or divulging confidential information for one to two years after their separation from the Company.
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

Executive Summary and Discussion
Bright Horizons is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of September 30, 2005, the Company managed 616 early care and education centers, with more than 50 early care and education centers under development. The Company has the capacity to serve approximately 66,300 children in 40 states, the District of Columbia, Canada, Ireland, the United Kingdom and Puerto Rico, and has partnerships with many leading employers, including more than 90 Fortune 500 companies and more than 65% of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 515 US centers average a capacity of 117 per location, while the 101 centers based in the United Kingdom, Ireland and Canada average a capacity of 56 per location. At September 30, 2005, approximately 60% of the Company’s centers were profit and loss (“P&L”) models and 40% were management (“cost plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.
The Company operates centers for a diversified group of clients. At September 30, 2005, the Company’s early care and education centers were affiliated with the following industries:

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
The Company achieved revenue, operating income and net income growth in the quarter and nine month periods ended September 30, 2005 by executing on its growth strategy to add centers for new and existing clients, to expand service offerings to clients, to pursue strategic acquisitions and to assume the management of existing child care centers. The alignment of key demographic, social and workplace trends combined with an overall under supply of quality childcare options for working families has continued to fuel strong interest in the Company’s services. General economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates.
Specifically, the Company achieved revenue growth of 11.1% and 13.5% for the quarter and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The Company added 69 centers during the nine month period ended September 30, 2005, including our first center in Puerto Rico, the acquisition of thirty three employer-sponsored centers in the U.S. and Canada and eleven centers in the Denver, Colorado metropolitan area. The Company closed 13 centers, including the combination of two into new, larger centers, during the nine month period ended September 30, 2005 and expects to close a total of 15-17 centers for the full year in 2005, consistent with historic levels. A key element of the growth strategy is expanding relationships with existing clients, and at September 30, 2005, the Company served a total of 48 multi-site clients at 231 locations.

Income from operations grew by $3.1 million and as a percentage of revenue improved from 8.3% for the quarter ended September 30, 2004 to 9.5% in the third quarter of 2005. Income from operations grew by $10.5 million and as a percentage of revenue improved from 8.3% for the nine month period ended September 30, 2004 to 9.6% in the nine month period in 2005. In addition, net income grew by $2.2 million and $7.1 million for the three and nine month periods ended September 30, 2005, respectively, as compared to the corresponding periods in 2004. The improvement can be attributed to pacing tuition increases slightly ahead of average wage increases, careful management of personnel and overhead costs, contributions from the European operations, enrollment growth in mature and ramping centers and the addition of mature centers through acquisitions and transitions of management. Generally, the Company has been able to increase tuitions 4-5% annually on average, which provides operating margin leverage relative to estimated wage increases of 3-4% annually on average. The opportunity to achieve additional margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping classes of centers; annual tuition increases above the levels of annual average wage increases; careful cost management; and the successful integration of acquisitions.
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
Seasonality — The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements and enrollment declines as older children transition to elementary schools. Demand for the Company’s services generally increases in September and October upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (P&L vs. cost plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.
Recent Developments — On September 12, 2005 the Company completed its acquisition of ChildrenFirst Inc. (“ChildrenFirst”), a privately held operator of 33 employer-sponsored child care centers in the U.S. and Canada. The cash consideration paid by Bright Horizons to the securityholders of ChildrenFirst totaled $57.6 million, which was funded with cash on hand. At the time of acquisition ChildrenFirst was generating approximately $31.0 million in revenue annually. In addition, during the quarter ended September 30, 2005 the Company acquired the assets of a single site child care provider for approximately $1.0 million.
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenue for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	82.0	83.5	81.9	83.6

Gross profit	18.0	16.5	18.1	16.4
Selling, general & administrative	8.2	7.9	8.2	7.9
Amortization	0.3	0.3	0.3	0.2

Income from operations	9.5	8.3	9.6	8.3
Interest expense	0.0	0.0	0.0	0.0
Interest income	0.4	0.1	0.2	0.0

Income before income taxes	9.9	8.4	9.8	8.3
Income tax provisions	4.0	3.5	4.0	3.4

Net income	5.9%	4.9%	5.8%	4.9%

Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended
September 30, 2004
Revenue. Revenue increased $15.4 million, or 11.1%, to $154.4 million for the three months ended September 30, 2005 from $139.0 million for the same quarter in 2004. Revenue increased $55.1 million, or 13.5%, to $462.2 million for the nine months ended September 30, 2005 from $407.1 million for the same period in 2004. The growth in revenues is principally attributable to the net addition of 61 centers over the past twelve months, enrollment growth in mature and ramping centers and average tuition increases of approximately 4-5% at existing centers.
Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $4.9 million, or 21.4%, to $27.8 million for the three months ended September 30, 2005 from $22.9 million for the same quarter in 2004. Gross profit increased $16.6 million, or 24.8%, to $83.5 million for the nine months ended September 30, 2005 from $66.9 million for the same period in 2004. As a percentage of revenue, gross profit increased to 18.0% for the three months ended September 30, 2005 compared to 16.5% for the same quarter in 2004. As a percentage of revenue, gross profit increased to 18.1% for the nine months ended September 30, 2005 compared to 16.4% for the same period in 2004.
The increase in gross profit margin in absolute dollars and as a percentage of revenue for both the three and nine month periods ended September 30, 2005 compared to the same periods in 2004 is attributable to pacing tuition increases in advance of center based cost increases, particularly in the area of personnel costs, as well as the cost control associated with closely managing staffing levels. These measures offset the effects on gross margin of the seasonal variations, which typically result from higher enrollment during the first and second quarter of each calendar year (especially amongst the older age groups) and lower enrollment during the third calendar quarter as older children transition to school. Lastly, contributions from newer centers acquired or added through the transition of management have factored into margin performance as these centers operate at mature performance levels.
Selling, General and Administrative Expenses (“SGA”). SGA consist of regional and division management personnel, corporate management and administrative functions, and business development expenses. SGA increased $1.7 million, or 15.3%, to $12.7 million for the three months ended September 30, 2005 from $11.0 million for the same quarter in 2004. SGA increased $5.7 million, or 17.7%, to $38.0 million for the nine months ended September 30, 2005 from $32.3 million for the same period in 2004. As a percentage of revenue, SGA increased to 8.2% for the three months ended September 30, 2005 compared to 7.9% for the same quarter in 2004. As a percentage of revenue, SGA increased to 8.2% for the nine months ended September 30, 2005 compared to 7.9% for the same period in 2004.
The dollar increase in SGA for the three and nine month periods ended September 30, 2005 as compared to the same 2004 periods is primarily related to: increased spending on regional and divisional operations management, as well as corporate and administrative personnel necessary to support existing business and new growth opportunities, and increased costs of regulatory compliance. The increase in SGA as a percentage of revenue for the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 is primarily attributable to costs incurred for compliance efforts for the Sarbanes-Oxley Act of 2002 (“SOX”). Specifically, the Company recognized incremental expenses of approximately $400,000 in the first quarter of 2005 arising from spending for 2004 SOX compliance. The Company anticipates that the majority of costs incurred during the initial SOX implementation year in 2004, which exceeded $2 million, will continue in 2005 and beyond. However, this SOX spending is now embedded in base SGA and the Company anticipates that it will regain its ability to leverage overhead costs with future revenue growth.
Amortization. Amortization expense on intangible assets other than goodwill totaled $442,000 and $1.2 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $354,000 and $798,000 in the same periods for 2004. The increase was due to acquired intangibles which were trade names, non-compete agreements, customer relationships and contract rights. In connection with acquisitions made in 2005, the Company expects amortization expense for the full years of 2005 and 2006 to approximate $2.0 million and a range of $2.6 to $2.8 million, respectively.
Income from Operations. Income from operations totaled $14.7 million for the three month period ended September 30, 2005, an increase of $3.1 million, or 27.2%, from $11.6 million in the same period for 2004. Income from operations totaled $44.3 million for the nine month period ended September 30, 2005, an increase of $10.5 million, or 31.0%, from $33.8 million in the same period for 2004. This increase is primarily the result of the indicated revenue and gross margin improvements partially offset by the increases in amortization expense and SGA expenses.
Interest Income. Interest income totaled $592,000 and $1.3 million for the three and nine month periods ended September 30, 2005, which compares to $122,000 and $299,000 for the same periods in 2004. This increase in interest income for both the three and nine month periods in 2005 as compared to 2004 is attributable to increased average investment yields and higher levels of invested cash. Interest Income is expected to be lower for the remainder of 2005 and for 2006 due to lower levels of cash on hand available for investing.
Interest Expense. Interest expense totaled $36,000 for the three month period ended September 30, 2005, a decrease of $14,000, or 28.0%, from $50,000 in the same period for 2004. Interest expense totaled $123,000 for the nine month period ended September 30, 2005, a decrease of $9,000, or 6.8%, from $132,000 in the same period for 2004. The decrease in interest expense for both the three and nine month periods in 2005, compared to 2004, is due to the reduction of principal on notes outstanding.
Income Tax Expense. The Company’s effective income tax rate was approximately 40.9% for the nine month period ended September 30, 2005 as compared to the effective income tax rate of 41.8% for the same period in 2004. The decrease relates to proportionately higher pre-tax income in the Company’s foreign operations where the income tax expense rate is lower than domestic rates.
Liquidity and Capital Resources
The Company’s primary cash requirements are the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances. Cash was $30.3 million at September 30, 2005. The Company’s cash balances may be supplemented by borrowings available under the Company’s $60 million line of credit. There are currently no amounts outstanding on the line of credit. The Company had a working capital deficit of $20.3 million as of September 30, 2005, primarily due to the 2005 cash acquisition activity, compared to a working capital surplus of $11.8 million at December 31, 2004. The Company expects that it will continue to generate positive cash flows from operating activities in 2005, and that the cash generated will principally be utilized to fund future acquisitions and ongoing operations of its new and existing early care and education centers, and will be sufficient to meet the Company’s financial obligations in 2005.
Cash provided from operations was $48.8 million for the nine months ended September 30, 2005 compared to $31.7 million for the same period in 2004. The increase is primarily the result of increases in net income, accounts payable and accrued expenses, the tax benefit realized from the exercise of stock options, and deferred revenue. The increases in accounts payable and accrued expense balances were due principally to increases in payroll and personnel related accruals (both of which are of a normal and recurring nature) for the nine month period ended September 30, 2005 compared to the same period in 2004. The increases in deferred revenue balances were due primarily to the timing of advance billings, which include tuition collected at the beginning of the school year.
Cash used in investing activities totaled $66.1 million for the nine month period ended September 30, 2005, compared to $26.9 million for the same period in 2004, with the increase largely attributable to higher payments on acquisitions in 2005 compared to 2004. Fixed asset additions totaled $9.8 million as of September 30, 2005 with $5.0 million related to new early care and education centers and the remainder primarily related to the refurbishment of early care and education centers. The Company anticipates its capital expenditures in the last quarter of 2005 to be comparable to the average of the first nine months of 2005.
Cash provided by financing activities totaled $5.5 million for the nine months ended September 30, 2005 compared to $3.7 million for the same period in 2004. The Company received $6.1 million and $4.2 million from the issuance of equity awards in the nine months ended September 30, 2005 and 2004, respectively.
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
Recently Issued Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“SFAS”) 123R (revised 2004), “Share-Based Payment”. This statement requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board No. (“APB”) 25, “Accounting for Stock Issued to Employees”. In April 2005, the SEC postponed the effective date of SFAS 123R until the fiscal year beginning after June 15, 2005. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures required under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have an adverse impact on its consolidated statements of income and earnings per share.
In June 2005, the FASB ratified Emerging Issues Task Force consensus on Issue No. (“EITF”) 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. EITF 05-6 provides guidance regarding the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. EITF 05-6 will be effective beginning with the Company’s second quarter of fiscal 2006. The Company is evaluating the expected impact that the adoption of EITF 05-6 will have on its consolidated financial position, results of operations and cash flows.

Critical Accounting Policies and Estimates
     In the Company’s 2004 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to revenue recognition, accounts receivable, goodwill and other intangibles, liability for insurance obligations and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended September 30, 2005. The Company did not make any significant changes to these policies during 2005.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk — There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Foreign Currency Exchange Rate Risk — The Company’s exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, Canada and Ireland. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.
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
The Company conducted an evaluation, under the supervision and with the participation of the Company’s Internal Disclosure Committee and management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. The Company has not completed implementation of the changes it believes are required to fully remediate the material weaknesses in internal control over financial reporting, previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, relating to maintaining effective controls over (i) the monthly reconciliation of cash accounts for its operations in the United Kingdom, and (ii) the determination of certain significant employee related accruals in accordance with generally accepted accounting principles. As a result, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005.

(b) Changes in internal control over financial reporting
During the first nine months of 2005, the Company has implemented, or is in the process of implementing, the following remediation steps to correct the two material weaknesses identified:
(i) internal controls over the monthly reconciliation of cash accounts for the Company’s operations in the United Kingdom:
•	Management has performed a comprehensive treasury assessment to determine the optimal account structure for the existing business and for planned growth in the United Kingdom;

•	As part of this assessment, management established a plan to restructure the cash depository and disbursement system to facilitate more timely review and resolution of reconciling items;

•	Management executed the restructuring plan during the quarter ended June 30, 2005, the key elements of which included the establishment of additional control accounts over major processes such as payroll and purchasing, which were deployed during the third quarter of 2005; and

•	Management has increased oversight of routine monthly and quarterly account reconciliation procedures to ensure compliance with established procedures.
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
The Company believes that these remediation steps will be sufficient to address the material weaknesses discussed above. The completion of the implementation process includes an adequate period for the controls to be functioning and tested, which management expects to occur during the fourth quarter of 2005.
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
Date: November 9, 2005

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

By: /s/ Elizabeth J. Boland

Elizabeth J. Boland
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)