Form 10-K
period 2005-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2006-03-16
CIK 1060559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________to_________.
Commission file number 0-24699
BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1742957
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
200 Talcott Avenue South
Watertown, MA 02472
(Address of principal executive offices and zip code)
(617) 673-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.01 par value per share

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☑ No ☐
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
As of March 10, 2006, there were 27,243,061 outstanding shares of the registrant’s common stock, $0.01 par value per share, which is the only outstanding capital stock of the registrant. As of June 30, 2005, the aggregate market value of the shares of common stock held by non-affiliates (excludes directors and executive officers of the registrant) of the registrant (based on the closing price for the common stock as reported on The Nasdaq National Market on June 30, 2005) was approximately $1,088,572,891.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders to be held on June 6, 2006 are incorporated by reference into Items 10, 11, 12, 13 and 14

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
FORM 10-K ANNUAL REPORT

Cautionary Statement About Forward-Looking Information
The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern the Company’s operations, economic performance and financial condition and include statements regarding: opportunities for growth; the number of early care and education centers expected to be added in future years; the profitability of newly opened early care and education centers; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies and our projected operating cash flows. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects” or similar expressions are used in this report, the Company is making forward-looking statements.
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
• our inability to successfully defend against or counter negative publicity associated with claims involving alleged incidents at our early care and education centers;
• our inability to maintain effective internal controls over financial reporting; and
• our inability to obtain insurance at the same levels or at costs comparable to those incurred historically.
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

PART I
ITEM 1. Business
OVERVIEW
Bright Horizons Family Solutions, Inc. (the “Company” or “Bright Horizons”) is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. The Company operates 616 early care and education programs for more than 600 clients and has the capacity to serve approximately 66,350 children in 41 states, the District of Columbia, Puerto Rico, Canada, Ireland and the United Kingdom. The early care and education centers cater primarily to working families and provide a number of services designed to meet the business objectives of the client and the family needs of the client’s employees. The Company’s services are designed to (i) address employers’ ever-changing workplace needs, (ii) enhance employee productivity, (iii) improve recruitment and retention of employees, (iv) reduce absenteeism and (v) help project the image as the employer of choice within the employer’s industry.
Bright Horizons provides center-based child care, education and enrichment programs, elementary school education (kindergarten through fifth grade), backup care, before and after school care for school age children, summer camps, vacation care, and other family support services.
Bright Horizons serves many leading corporations, including more than 90 Fortune 500 companies and 65 of Working Mother Magazine’s “100 Best Companies for Working Mothers” in 2005. The Company’s clients include Abbott Laboratories, AstraZeneca, Bank of America, Bristol Myers Squibb, British Petroleum, Citigroup, Eli Lilly, Glaxo SmithKline PLC, IBM, Johnson & Johnson, JP Morgan Chase, LandRover, Microsoft, Motorola, Pfizer, Reebok, SAS, S.C. Johnson & Son, Starbucks, Timberland, Time Warner, Universal Studios and Wachovia. The Company also provides services for well-known institutions such as Cambridge University, Duke University, the European Commission, JFK Medical Center, Johns Hopkins University, the International Monetary Fund, Massachusetts Institute of Technology and the Professional Golfers Association (PGA) and Ladies Professional Golf Association (LPGA) Tours. Bright Horizons operates multiple early care and education centers for 49 of its clients.
Bright Horizons Family Solutions, Inc., a Delaware corporation, was formed in connection with the merger (the “Merger”) on July 24, 1998, of Bright Horizons, Inc. and CorporateFamily Solutions, Inc., each of which were national leaders in the field of child care services for the employer market.
BUSINESS STRATEGY
Bright Horizons is recognized as a leading quality service provider in our field by employers and working families. The Company is well positioned to serve its clients due to its established reputation for quality programming, innovative approach to work/life strategies, breadth of offerings and track record of serving major employer sponsors. The major elements of its business strategy are the following:
Employer Sponsorship. Due to the demographics of today’s workforce and the prevalence of dual career families, a growing number of businesses are creating family benefits to attract and retain employees and support them as parents. By making investments in work-site child care, clients create a partnership between employees (as parents), Bright Horizons and the employer, which addresses the critical human resources challenges of recruitment, retention, productivity and reputation as an employer of choice. Employer sponsorship enables Bright Horizons to simultaneously address the three most important criteria used by parents to evaluate and select an early care and education provider: quality of care, site convenience and cost. Sponsorship helps reduce the Company’s start-up and operating costs and enables the Company to concentrate its investment in those areas that directly translate into high quality care, including teacher compensation, teacher-child ratios, curricula, continuing teacher education, facilities and equipment. Bright Horizons’ employer-sponsored facilities are conveniently located at or near the parents’ place of employment, and generally conform their hours of operation to the work schedule of the sponsor. Early care and education centers allow parents to spend more time with their children, both while commuting and during the workday, and to participate in and monitor their child’s ongoing care and education. Finally, because sponsorship generally defrays a portion of Bright Horizons’ start-up and operating costs, the Company is able to offer its customers high quality early care and education services at competitive tuition levels. Some businesses offer subsidized tuition to their employees as part of their overall benefits package.

Quality Leadership. The critical elements of Bright Horizons’ quality leadership focus include:
•	Accreditation. Bright Horizons operates its early care and education centers at high quality levels. Bright Horizons operates its U.S. early care and education centers to qualify for accreditation by the National Association for the Education of Young Children (“NAEYC”), a national organization dedicated to improving the quality of care and developmental education provided for young children. The Company’s United Kingdom and Ireland early care and education centers are operated to achieve a similar high degree of quality as its U.S. early care and education centers. The Company believes that its commitment to meeting NAEYC accreditation is an advantage in the competition for employer sponsorship opportunities due to the Company’s experience with an increasing number of potential and existing employer sponsors that are requiring adherence to NAEYC criteria. NAEYC accreditation criteria cover a wide range of quantitative and qualitative factors including, among others, teacher qualifications and development, staffing ratios, health and safety, and physical environment. NAEYC criteria generally are more stringent than state regulatory requirements. The majority of other child care providers are not NAEYC-accredited, and Bright Horizons believes it has proportionately more NAEYC-accredited early care and education centers than any other large child care provider network. Nearly 80% of the Company’s U.S. early care and education centers eligible for NAEYC accreditation have achieved this distinction.

•	Intensive Teacher-Child Ratios. High teacher-child ratios are a critical factor in providing quality early education, facilitating more focused care and enabling teachers to forge relationships with children and their parents. Each child’s caregiver is responsible for monitoring a child’s developmental progress and tailoring programs to meet the child’s individual needs, while engaging parents in establishing and achieving goals. Many other center-based child care providers conform only to the minimum teacher-child ratios mandated by applicable government regulations, which are often less intensive than Bright Horizons’ early care and education centers and vary widely from state to state.

•	Highly Qualified Center Directors and Teachers. Bright Horizons believes its teachers’ education and experience are exceptional when compared to other child care providers, which is enhanced by employee turnover rates that are less than the industry average. Our typical early care and education center director has significant child care experience and a college degree in an education-related field, with many early care and education center directors holding advanced degrees. The Company has developed a training program for its employees that establishes minimum standards for its teachers. Teacher training is conducted in each early care and education center and includes orientation and ongoing training, including training related to child development and education, health, safety and emergency procedures. Management training is provided on an ongoing basis to all early care and education center directors and includes human resource management, risk management, financial management, customer service, and program implementation. Additionally, because Bright Horizons considers ongoing training essential to maintaining high quality service, early care and education centers have training budgets for their faculty that provide for in-center training, attendance at selected outside conferences and seminars, and partial tuition reimbursement for continuing education.

•	Innovative Curricula. Bright Horizons’ innovative, developmentally appropriate curricula is based on well established international research and theory and is recognized as high quality in the realm of early care and education in the United States and Europe. The Company is committed to excellence in the early education experience by creating a dynamic and carefully planned interactive environment designed for individualized active learning and personalized care. The Company’s educational program “The World at Their Fingertips: Education for Bright Horizons” (“World”) is a comprehensive program that includes Language Works, Math Counts, Science Rocks, Our World, Growing Readers and ArtSmart, the goals of which are to prepare children for academic excellence and build the foundations for success in life, while providing a rich and rewarding childhood. World provides a pedagogical framework that can incorporate accepted best practices in the United Kingdom, Ireland, and all the regions of the United States. Teachers plan a rich learning environment appropriate to the location that provides large and small group experiences and extended projects that are all designed to enrich the children’s learning and development. Teachers strive to create experiences appropriate for each child that provide both stimulation and challenge, which in turn help children find new answers and opportunities. Themes and directions emerge from the interests and experiences of the children, families, and teachers, which are incorporated into the children’s learning.

The key concepts of the World curriculum include: high expectations for every child; prime times: the importance of adult-child interactions; planned child choice learning environments; emergent curriculum;

developmentally appropriate instruction; learning made visible through documentation and display; full parent partnerships; and 21st century technology. The development of language, mathematical reasoning, and scientific thought are emphasized throughout all the learning centers. The Company uses learning centers, outdoor environments, projects and activities, all of which are designed to allow children to independently explore, discover, and learn through their experiences. The Company believes its early childhood educational services meet or exceed the standards in the United States established by the National Academy of Early Childhood Programs (NAECP), a division of the National Association for the Education of Young Children (NAEYC), the Accreditation standards of the National Child Nursery Association in Ireland (NCNA), and the Office of Standards in Education (OFSTED) in the United Kingdom.

•	Parent Support Mechanisms. Bright Horizons’ approach goes beyond the traditional scope of child care and early education and provides rich content and support mechanisms for parents. Through focus groups, parenting seminars, presentations, speaking engagements, e.family news (an electronically distributed parent newsletter), and periodicals, the Company provides resources for parents to support many aspects of parenthood and family issues.

•	Child-Friendly Facilities. Bright Horizons believes that warm, nurturing, and child-friendly facilities are an important element in fostering high quality learning environments for children. The Company’s early care and education centers are generally custom-built and designed to be state of the art facilities that serve the children, families and teachers, and create a community of caring. Typical early care and education center design incorporates natural light, openness and direct access from the early care and education center to a landscaped playground with the objective of creating an environment that allows for the children to learn indoors and out. The Company devotes considerable effort to equipping its early care and education centers with child-sized amenities and indoor and outdoor play areas with age-appropriate materials and design, while taking full advantage of technology for both administrative and classroom use. Facilities are designed to be cost-effective and fit specific sites, budgets and clients’ needs.
Leading Market Presence. Bright Horizons’ strategy has been to gain a leading market presence by leveraging its reputation and the visibility of its client relationships to enhance its marketing and market penetration. In addition, the Company believes that clustering its early care and education centers in selected metropolitan and geographic areas provides operating and competitive advantages. Clustering permits the Company to improve management and oversight, develop local recruiting networks, and efficiently allocate its teachers among nearby early care and education centers in cases of illness, vacation or leave, the outcome of which is to provide higher quality. Clustering also provides Bright Horizons with economies of scale in management, purchasing, training and recruiting. The Company believes that regional clustering serves as a competitive advantage in developing its reputation within geographic regions and securing new employer sponsorships in those areas.
Employer of Choice. Bright Horizons focuses on maintaining its reputation as a premier employer in the early childhood education market and has been named again as one of Fortune’s “100 Best Companies to Work for in America.” The Company believes that its above-average compensation, comprehensive and affordable benefits package and opportunities for internal career advancement enable the Company to attract and retain highly qualified, well-educated, experienced and committed early care and education center directors and teachers.
GROWTH STRATEGY
The key elements of Bright Horizons’ global growth strategy are as follows:
Open Centers for New Employer Sponsors. Bright Horizons’ sales force, as well as senior management, actively pursues potential new employer sponsors. Bright Horizons believes that its geographic reach, resources, quality leadership and track record of serving employer sponsors give it a competitive advantage in securing new employer sponsorship relationships. As a result of the Company’s visibility as a high quality provider of early care and education and family support services, prospective sponsors regularly contact Bright Horizons requesting proposals for operating an early care and education center.
Expand Relationships with Existing Employer Sponsors. Bright Horizons aims to increase revenue from its existing employer sponsor relationships by developing new early care and education centers for sponsors who have multiple sites, expanding existing early care and education centers to serve additional capacity and offering additional services at its existing early care and education centers. Bright Horizons’ experience has been that employer sponsors are more inclined to employ the Company on a multi-site basis following the successful operation of an initial early care and education center. The Company operates 229 early care and education centers at multiple sites for 49 sponsors.
Pursue Strategic Acquisitions. Bright Horizons seeks to acquire high quality early care and education centers and schools to expand quickly and efficiently into new markets and increase its presence in existing geographic clusters. The fragmented nature of the child care, early education and family support services market continues to provide acquisition opportunities. The Company believes that many of the smaller regional chains and individual providers seek liquidity and/or lack the professional management and financial resources that are often necessary for continued growth.
Assume Management of High Quality Child Care Centers. As businesses reduce their involvement in non-core business activities, the Company has assumed the management of a number of child care centers previously managed by an employer sponsor or other child care provider. Many such providers have experienced operating difficulties because they lack the management expertise or financial depth needed to provide high quality child care services to employer sponsors. Assuming the management of existing centers enables Bright Horizons to serve an existing customer base with little start-up investment.
Geographic Expansion. Bright Horizons seeks to target areas with similar demographic and demand profiles of existing high quality service areas. By targeting areas with a concentration of potential and existing employer sponsors, the Company can offer a more comprehensive solution to an employer sponsor’s needs. The Company may choose to enter new markets by either acquiring or building new early care and education centers.
Develop and Market Additional Services. Bright Horizons develops and markets additional early childhood education and family support services, including back-up child care (serving parents when their primary child care options are unavailable), the Network Access Program, Family Child Care Networks, family service centers, seasonal services (extending hours at existing early care and education centers to serve sponsors with highly seasonal work schedules), school vacation clubs, summer programs, elementary school programs, before and after school care for school age children, vacation care and special event child care, and early care and education centers in areas where tuition levels can support the Company’s quality standards. Additionally, the Company often works with its sponsors to offer unique solutions and provide additional services, such as care during weather-related emergencies, which allows Bright Horizon’s clients to offer child care services to their employees in alternate locations during extended period crisis events which disrupt usual business operations.
Expand and Relocate Existing Early Care and Education Centers. In areas where Bright Horizons has been successful in operating an early care and education facility, it seeks to expand existing facilities to accommodate demand and enhance its market presence. The Company also relocates successful programs to new locations to take advantage of new facilities and/or additional space.
At December 31, 2005, the Company had over 50 early care and education centers under development and scheduled to open over the next 12 to 24 months.
BUSINESS MODELS
Although the specifics of Bright Horizons’ contractual arrangements vary widely, they generally can be classified into two forms: (i) the management or cost plus model, where Bright Horizons manages an early care and education center under a cost-plus agreement with an employer sponsor, and (ii) the profit and loss (“P&L”) model, where the Company assumes the financial risk of the early care and education center’s operations. The P&L model generally operates under two forms: sponsored or lease as more fully described below. Under each model type the Company retains responsibility for all aspects of operating the early care and education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting accounts receivable.
The Management (Cost Plus) Model. Early care and education centers operating under management model contracts currently represent approximately 40% of Bright Horizons’ early care and education centers. Under the management model, the Company receives a management fee from an employer sponsor and an operating subsidy to supplement tuition received from parents within an agreed upon budget. The sponsor typically provides for the facility, pre-opening and start-up costs, capital equipment and facility maintenance. The management model enables the employer sponsor to have a greater degree of control with respect to budgeting, spending and operations. Management contracts require the Company to satisfy certain periodic reporting requirements and generally range in length from three to five years, with some terminable by the sponsor without cause or financial penalty. The Company is responsible for maintenance of quality standards, recruitment of early care and education center directors and teachers, implementation of curricula and programs and interaction with parents.
The Profit and Loss Model. Early care and education centers operating under the P&L model currently represent approximately 60% of Bright Horizons’ early care and education centers. Bright Horizons retains financial risk for P&L early care and education centers and is therefore subject to variability in financial performance due to fluctuating enrollment levels. The P&L model can be classified into two subcategories: (i) sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor(s), and (ii) lease model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.
Sponsored Model. The sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university) entering into a contract with the Company to provide early care and education at a facility located in or near the sponsor’s offices. The sponsor generally provides for the facilities or construction of the early care and education center, pre-opening expenses and assistance with start-up costs as well as capital equipment and initial supplies and, on an ongoing basis, may pay for maintenance and repairs. In some cases, the sponsor may also provide tuition assistance to the employees and minimum enrollment guarantees to the Company. Children of the sponsor’s employees typically are granted priority enrollment at the early care and education center. Operating contracts under the employer-sponsored model have terms that generally range from three to five years, require ongoing reporting to the sponsor and, in some cases, limit annual tuition increases.
Lease Model. A lease model early care and education center is typically located in an office building or office park. The early care and education center serves as an amenity to the real estate developer’s tenants, giving the developer an advantage in attracting quality tenants to their site. In addition, the Company may establish an early care and education center in instances where it has been unable to cultivate sponsorship, or where sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations where experience and demographics indicate that demand for the Company’s services exists. While the facility is open to general enrollment from the nearby community, the Company may also receive additional sponsorship from employers who acquire memberships and priority access for child care benefits for their employees. Bright Horizons typically negotiates lease terms of 10 to 15 years, and include renewal options, and may receive discounted rent or tenant improvement allowances. Under the lease model, Bright Horizons typically operates its early care and education centers with few ongoing operating restrictions or reporting requirements.
OPERATIONS
General. Bright Horizons is organized into twelve operational divisions, largely along geographic lines. Each division is managed by a Divisional Vice President, and is further divided into regions. Each region is headed by a Regional Manager who oversees the operational performance of approximately six to eight early care and education centers and is responsible for supervising the program quality, financial performance and client relationships. A typical early care and education center is managed by a small administrative team, under the leadership of a center director. A center director has day-to-day operating responsibility for the early care and education center, including training, management of teachers, licensing compliance, implementation of curriculum, conducting child assessments, and marketing. Bright Horizons’ corporate offices provide centralized administrative support consisting of most accounting, finance, information systems, legal, payroll, risk management, and human resources functions.
Early care and education center hours of operation are designed to match the schedules of the sponsor. Most early care and education centers are open ten to thirteen hours a day, Monday through Friday, although some employer sponsors operate two or even three shifts at locations our early care and education centers serve. Typical hours of operation are from 7:00 a.m. to 6:00 p.m. Bright Horizons offers a variety of enrollment options, ranging from full-time (40-50 hours per week) to part-day and part-week options. The majority of children who attend the Company’s early care and education centers are enrolled on a full-time basis and are children of the employees or affiliates of the sponsor. In addition, children from the surrounding community attend our early care and education centers, where such enrollment is permitted under the terms of the contract.
Tuition depends upon the age of the child, the teacher-child ratio, the geographic location and the extent to which an employer sponsor subsidizes tuition. Based on a representative sample of the Company’s early care and education centers the average tuition rate for infants in the United States was $1,275 per month (as compared to $1,220 in 2004), $1,180 per month for toddlers (as compared to $1,130 in 2004) and $955 per month for preschoolers (as compared to $915 in 2004).

Tuition at most of Bright Horizons’ early care and education centers is payable in advance and is due either monthly or weekly. In some cases, parents can pay tuition through payroll deduction or through automated clearing house (“ACH”) withdrawals.
Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements and older children complete their tenure in early care and education as they enter the public school system. Demand for the Company’s services generally increases in September and October upon the beginning of the new school year and remains relatively stable throughout the rest of the school year.
Facilities. The Company’s early care and education centers are primarily operated at work-site locations and vary in design and capacity in accordance with sponsor needs and state and federal regulatory requirements. The Company’s North American based early care and education centers typically range from 6,000 to 12,000 square feet and have an average capacity of 118 children. The Company’s European locations average a capacity of 56 children. As of December 31, 2005, the Company’s early care and education centers had a total licensed capacity of approximately 66,350 children, with the smallest having a capacity of 11 children and the largest having a capacity of 470 children.
Bright Horizons believes that attractive, spacious and child-friendly facilities with a warm, nurturing and welcoming atmosphere are an important element in fostering a high quality learning environment for children. The Company’s early care and education centers are designed to be open and bright and to maximize visibility throughout the early care and education center. The Company devotes considerable resources to equipping its early care and education centers with child-sized amenities, indoor and outdoor play areas of age-appropriate materials and design, family hospitality areas and computer centers. Commercial kitchens are typically present in those early care and education centers that require hot meals to be prepared on site.
Health and Safety. The safety and well-being of the children and its employees are paramount for the Company. The Company employs a variety of security measures at its early care and education centers, which typically include electronic access systems and sign-out procedures for children among other site-specific procedures. In addition, Bright Horizons’ trained teachers and open center design helps ensure the health and safety of children. Our early care and education centers are designed to minimize the risk of injury to children by incorporating such features as child-sized amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment and cushioned fall-zones surrounding play structures.
Each center is further guided by a policies and procedures manual and a Center Management Guide, which addresses protocols for safe and appropriate care of children and center administration. These guidelines establish center protocols in areas ranging from the safe handling of medications, managing child illness or health emergencies, and a variety of other critical aspects of care, to ensure that centers meet or exceed all mandated licensing standards. The Center Management Guide is reviewed and updated continuously by a team of internal experts, and center personnel are trained on center practices using this tool.
MARKETING
Bright Horizons markets its services to both employer sponsors and parents. The Company’s sales force and senior management maintain relationships with larger customers and actively pursue potential new employer sponsors across a wide variety of industry sectors. The Company’s sales force is organized on both a national and regional basis, and is responsible for identifying potential employer sponsors, targeting real estate developers, identifying potential acquisitions and managing the overall sales process. As a result of Bright Horizons’ visibility as a high quality child care provider, potential sponsors regularly contact the Company requesting proposals. Bright Horizons competes for most employer-sponsorship opportunities via a request for proposal process. In addition, the Company’s board of directors, senior officers and advisory board members are involved at the national level with education, work/life and children’s services issues, and their prominence and involvement in such issues plays a key role in attracting new clients and developing additional services and products for existing clients.
Early care and education center directors are responsible for local marketing to prospective parents. New enrollment is generated by word of mouth, print advertising, direct mail campaigns, web-based advertising, parent referral programs, and business outreach. The Company also has a parent marketing department that supports directors through the development of marketing programs, including the preparation of promotional materials. Bright Horizons’ early care and education center directors may receive assistance from employer sponsors, who often provide access to channels of internal communication such as e-mail, websites, intranets, mailing lists and internal publications. In addition, many sponsors promote the early care and education center as an important employee benefit.

COMPETITION
The market for early care and education services is highly fragmented and competitive, and Bright Horizons experiences competition for enrollment and for sponsorship of its early care and education centers from many sources.
Bright Horizons believes that the key factors in the competition for enrollment are quality of care, site convenience and cost. The Company competes for enrollment with nannies, relatives, family child care and center-based child care providers, including for profit, not-for-profit and government-based providers. Employer sponsor support enables Bright Horizons to limit its start-up and operating costs and concentrate its investment in those areas that directly translate into high quality early education, specifically teacher compensation, teacher-child ratios, curricula, continuing teacher education, facilities and equipment. The Company believes that many center-based child care providers are able to offer care at a lower price than Bright Horizons by utilizing lower teacher-child ratios, and offering their staff lower pay and limited or unaffordable benefits. While the Company’s tuition levels are generally above those of its competitors, management believes it is able to compete effectively by offering the convenience of a work-site location and a higher level quality of care and education.
Many residential center-based child care chains either have divisions that compete for employer sponsorship opportunities or are larger and may compete successfully against the Company in the employer-sponsored market. Bright Horizons believes there are fewer than 10 companies that currently operate child care centers across the United States and one company that operates in the United States and abroad.
The Company’s biggest competitors include a variety of regional providers, such as Lipton Corporate Child Care Centers, Inc., and the employer-sponsored child care divisions of large child care chains that primarily operate residential child care centers such as Knowledge Learning Corporation, Learning Care Group, Inc., and La Petite Academy, Inc. in the United States and Kids Unlimited. Child Base and Busy Bees in Europe. Management believes that the Company is distinguished from its competitors by its primary focus on corporate clients and track record for achieving or maintaining high quality standards. Bright Horizons believes it is well-positioned to attract sponsors who wish to outsource the management of new or existing work-site early care and education centers due to the Company’s scale, established reputation, position as a quality leader and track record of serving major employer sponsors, and the Company believes that it offers the only multi-national solution for major employer sponsors.
EMPLOYEES
As of December 31, 2005, Bright Horizons employed approximately 18,000 employees (including part-time and substitute teachers), of whom approximately 600 were employed at the Company’s corporate, divisional and regional offices and the remainder of whom were employed at the Company’s early care and education centers. Early care and education center employees include teachers and support personnel. The total number of employees includes approximately 1,700 employees in Europe. The Company has agreements with labor unions that represent approximately 620 employees of the Company’s early care and education centers operated under agreements with the United Auto Workers and Ford Motor Company and with the United Auto Workers and General Motors Corporation. The Company believes that its relations with employees are good.
REGULATION
Childcare centers are subject to numerous regulations and licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of teachers to children, teacher training, record keeping, the dietary program, the daily curriculum and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. In most jurisdictions, regulations have been enacted which establish requirements for employee background checks or other clearance procedures for employees of child care facilities. Early care and education center directors and regional managers are responsible for monitoring each early care and education center’s compliance with such regulations. Repeated failures by an early care and education center to comply with applicable regulations can subject it to sanctions, which can include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the early care and education center’s license to operate, and could require significant expenditures by the Company to bring its early care and education centers into compliance. In addition, state and local licensing regulations generally provide that the license held by the Company may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to the applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to relicense early care and education centers it may acquire in the future. Management believes the Company is in substantial compliance with all material regulations applicable to its business.
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
INSURANCE
Bright Horizons currently maintains the following major types of insurance policies: workers’ compensation, commercial general liability, including coverage for child abuse and sexual molestation, automobile liability, commercial property coverage, student accident coverage, professional liability, employment practices liability, directors’ and officers’ liability and excess “umbrella” liability. The policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. Management believes that the Company’s current insurance coverages are adequate to meet its needs.
Bright Horizons has not experienced difficulty in obtaining insurance coverage, but there can be no assurance that adequate insurance coverage will be available in the future, or that the Company’s current coverage will protect it against all possible claims.
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
EXECUTIVE OFFICERS OF THE COMPANY
Set forth below are the names, ages, titles and principal occupations and employment for the past five years of the executive officers of the Company:
Linda A. Mason, 51 – Chairman. Ms. Mason has served as a director of the Company since its inception in 1998. Ms. Mason and her husband, Roger H. Brown, were founders of Bright Horizons, Inc., and Ms. Mason served as a director and President of Bright Horizons, Inc. from its inception in 1986 until the Merger. Prior to founding Bright Horizons, Inc., Ms. Mason was co-director of the Save the Children relief and development effort in Sudan and worked as a program officer with CARE in Thailand. Ms. Mason also is a director of Horizons for Homeless Children, a non-profit organization that provides support for homeless children and their families, Whole Foods Market, Inc., an owner and operator of natural and organic food supermarkets, and the Globe Newspaper Company, a subsidiary of The New York Times Company, which owns and publishes The Boston Globe. Ms. Mason is a Fellow of the Yale Corporation and serves on the Advisory Board of the Yale University School of Management. Ms. Mason is the wife of Roger H. Brown who is Vice Chairman of the Board of Directors.
David H. Lissy, 40 – Chief Executive Officer. Mr. Lissy has served as a director of the Company since November 2001 and has also served as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. He joined Bright Horizons, Inc. as Vice President of Development in September 1997. Prior to joining Bright

Horizons, Inc., Mr. Lissy served as Senior Vice President/General Manager at Aetna U.S. Healthcare, the employee benefits division of Aetna, Inc., in the New England region. Prior to that role, Mr. Lissy was Vice President of Sales and Marketing for U.S. Healthcare and had been with U.S. Healthcare in various sales and management roles since 1987.
Mary Ann Tocio, 57 – President and Chief Operating Officer. Ms. Tocio has served as a director of the Company since November 2001 and has also served as Chief Operating Officer of the Company since its inception in 1998. Ms. Tocio was appointed President in June 2000. Ms. Tocio joined Bright Horizons, Inc. in 1992 as Vice President and General Manager of Child Care Operations. She was appointed Chief Operating Officer of Bright Horizons, Inc. in November 1993, and remained as such until the Merger. From 1983 to 1992, Ms. Tocio held several positions with Wellesley Medical Management, Inc., including Senior Vice President of Operations, where she managed more than 100 ambulatory care centers nationwide.
Elizabeth J. Boland, 46 – Chief Financial Officer and Treasurer. Ms. Boland joined Bright Horizons, Inc. in 1997 and served as Chief Financial Officer until the Merger at which point she served as Senior Vice President of Finance for the Company. Ms. Boland has served as Chief Financial Officer of the Company since June 1999. From 1994 to 1997, Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President-Finance for Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. From 1981 to 1990, she worked on the audit staff at Price Waterhouse, LLP in Boston, completing her tenure as a senior audit manager.
Stephen I. Dreier, 63 – Chief Administrative Officer and Secretary. Mr. Dreier has served as Chief Administrative Officer and Secretary of the Company since the Merger. He joined Bright Horizons, Inc. as Vice President and Chief Financial Officer in 1988 and became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons, Inc.’s Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer. From 1976 to 1988, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company.
ITEM 1A. Risk Factors
Each of the following risks, individually or in a group, could have a material adverse affect on the Company’s business, results of operations, financial condition or cash flows.
Changing Economic Conditions. The Company’s revenue and net income are subject to general economic conditions. A significant portion of the Company’s revenue is derived from employers who historically have reduced their expenditures for work-site family services during economic downturns. Should the economy experience prolonged weakness, employer clients may reduce or eliminate their expenditures on work and family services, and prospective clients may not commit resources to such services. In addition, should the size of an employer’s workforce be reduced the Company may have a smaller base of families to whom it is able to offer its services. The Company’s revenues depend, in part, on the number of dual income families and working single parents who require child care services. A deterioration of general economic conditions may adversely impact the Company because of the tendency of out-of-work parents to diminish or discontinue utilization of child care services. In addition, the Company may not be able to increase tuition at a rate consistent with increases in operating costs. The Company’s operations in Canada, Ireland and the United Kingdom are also subject to foreign currency risk, although these operations currently represent less than 10% of the Company’s overall revenues.
Execution of Growth Strategy. The Company has experienced substantial growth during the past several years through organic growth and by acquisition. The Company’s ability to grow in the future will depend upon a number of factors, including the ability to further develop and expand existing client relationships, obtaining new client relationships, the expansion of services and programs offered by the Company, the maintenance of high quality services and programs, and the hiring and training of qualified personnel. Sustaining growth may require the implementation of enhancements to operational and financial systems and will also depend on the Company’s ability to expand its sales and marketing force. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth.
Dependence on Employer Sponsor Relationships. A significant portion of the Company’s business is derived from early care and education centers associated with employer sponsors for whom the Company provides work-site family services for single or multiple sites pursuant to contractual arrangements. While the Company has a history of consistent contract renewals, there can be no assurance that future renewals will be secured. The termination or non-renewal of a significant number of contracts or the termination of a multiple-site client relationship could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Competition. The Company competes for clients as well as individual enrollment in a highly fragmented market. For enrollment, the Company competes with family child care (operated out of the caregiver’s home) and center-based child care (residential and work-site child care centers, full and part-time nursery schools, private and public elementary schools and church-affiliated and other not-for-profit providers). In addition, substitutes for organized child care, such as relatives and nannies caring for a child can represent lower cost alternatives to the Company’s services. Management believes the Company’s ability to compete successfully depends on a number of factors, including quality of care, site convenience and cost. The Company often is at a price disadvantage with respect to family child care providers, who operate with little or no rental expense and generally do not comply or are not required to comply with the same health, safety, insurance and operational regulations as the Company. Many of its competitors in the center-based segment also offer child care at a substantially lower price than the Company, and some may have access to greater financial resources than the Company or have greater name recognition. The Company also competes with many not-for-profit providers of child care and preschools, some of which are able to offer lower pricing than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors.
The Company competes with other organizations that vary in size, scope, business objectives and financial resources. Many of these competitors offer consulting, work-site child care and other services at lower prices than the Company. Increased competition for corporate relationships on a national or local basis could result in increased pricing pressure and/or loss of market share, as well as impact the Company’s ability to attract and retain qualified early care and education center personnel and its ability to pursue its growth strategy successfully.
Risks Associated with Acquisitions. Acquisitions are an ongoing part of the Company’s growth strategy. Acquisitions involve numerous risks, including potential difficulties in the assimilation of acquired operations, not meeting financial objectives, additional investment, undisclosed liabilities not covered by insurance or terms of acquisition, diversion of management’s attention in connection with an acquisition and potential loss of key employees of the acquired operation. No assurance can be given as to the success of the Company in identifying, executing and assimilating acquisitions in the future.
Dependence on Key Management. The success of the Company is highly dependent on the efforts, abilities, and continued services of its executive officers and other key employees. The Company believes that its future success will depend upon its ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, divisional, regional and early care and education center director personnel.
Hiring and Retaining Qualified Teachers. The Company may experience difficulty in attracting and retaining qualified personnel in various markets necessary to meet growth opportunities. Hiring and retaining qualified personnel may require increased salaries and enhanced benefits in more competitive markets. In addition, difficulties in hiring and retaining qualified personnel may also impact the Company’s ability to accept additional enrollment at its early care and education centers.
Ability to Maintain Effective Internal Controls Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. A control system can only provide reasonable, not absolute, assurance that misstatements in financial reporting will be detected or prevented. The effectiveness of a system of internal controls may deteriorate if controls become inadequate due to changes in conditions, or if compliance with the policies or procedures declines. As described more fully in its report on pages 49 to 50 of this 2005 Annual Report on Form 10-K, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2005. There can be no assurances that future control deficiencies and material weaknesses will not emerge.
Ability to Obtain and Maintain Insurance. The Company currently maintains the following major types of insurance policies: workers’ compensation, commercial general liability, including coverage for child abuse and molestation, automobile liability, commercial property coverage, student accident coverage, directors’ and officers’ liability coverage, employment practices liability, professional liability and excess “umbrella” liability. These policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. To date, the Company has been able to obtain insurance in amounts it believes to be appropriate. There can be no assurance that such insurance will continue to be readily available to the Company or that the Company’s insurance premiums will not materially increase in the future as a consequence of conditions in the insurance business or child care market generally or the Company’s experience in particular.
Adverse Publicity. Any adverse publicity concerning reported incidents of child abuse at any early care and education centers, whether or not directly relating to or involving the Company, could result in decreased enrollment at the

Company’s early care and education centers, termination of existing corporate relationships or inability to attract new corporate relationships or increased insurance costs.
Market Acceptance of Work and Family Services. The Company’s business strategy depends on employers recognizing the value work/life services. There can be no assurance that there will be continued growth in the number of employers that view work-site family services as cost-effective or beneficial to their work forces. There can be no assurance that demographic trends, including an increasing percentage of mothers in the work force, will continue to lead to increased market share.
Litigation. Because of the nature of its business, the Company is and expects that in the future it may be subject to claims and litigation alleging negligence, inadequate supervision and other grounds for liability arising from injuries or other harm to the people it serves, primarily children. In addition, claimants may seek damages from the Company for child abuse, sexual abuse and other acts allegedly committed by Company employees. There can be no assurance that additional lawsuits will not be filed, that the Company’s insurance will be adequate to cover liabilities resulting from any claim or that any such claim or the publicity resulting from it will not have a material adverse effect on the Company’s business, results of operations, and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance and decreased demand for the Company’s services from employer sponsors and parents.
Seasonality and Variability of Quarterly Operating Results. The Company’s revenue and results of operations fluctuate with the seasonal demands for child care. Revenue in the Company’s early care and education centers which have mature operating levels typically declines during the third quarter as a result of decreased enrollments in its early care and education centers as parents withdraw their children for vacations, as well as withdraw their older children in preparation for entry into elementary schools. There can be no assurance that the Company will be able to adjust its expenses on a short-term basis to minimize the effect of these fluctuations in revenue. The Company’s quarterly results of operations may also fluctuate based upon the number and timing of early care and education center openings and/or acquisitions, the performance of new and existing early care and education centers, the contractual arrangements under which early care and education centers are operated, the change in the mix of such contractual arrangements, early care and education center closings, competitive factors and general economic conditions. The inability of existing early care and education centers to maintain their current enrollment levels and profitability, the failure of newly opened early care and education centers to contribute to profitability and the failure to maintain and grow the consulting and development services could result in additional fluctuations in the future operating results of the Company on a quarterly or annual basis.
Impact of Governmental Regulation. The Company’s early care and education centers are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of staff to children, staff training, record keeping, the dietary program, the daily curriculum, hiring practices and compliance with health and safety standards. Failure of an early care and education center to comply with applicable regulations and requirements could subject it to governmental sanctions, which might include fines, corrective orders, probation, or, in more serious cases, suspension or revocation of the early care and education center’s license to operate or an award of damages to private litigants and could require significant expenditures by the Company to bring its early care and education centers into compliance. Although the Company expects to pay employees at rates above the minimum wage, increases in the statutory minimum wage could result in a corresponding increase in the wages paid to the Company’s employees.
Impact of Governmental Universal Child Care Benefit. National, state or local child care benefit programs relying primarily on subsidies in the form of tax credits or other direct financial aid could provide the Company opportunities for expansion in additional markets; however, a universal benefit with governmentally mandated or provided child care could reduce the demand for early care services at the Company’s existing early care and education centers.
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
ITEM 1B. Unresolved Staff Comments
None
ITEM 2. Properties
As of December 31, 2005, Bright Horizons operated 616 early care and education centers in 41 states and the District of Columbia, Puerto Rico, Canada, Ireland, and the United Kingdom, of which thirty-three were owned and the remaining were operated under leases or operating agreements. The leases typically have terms ranging from ten to fifteen years with various expiration dates, often with renewal options. Certain properties are subject to mortgages to secure performance under terms of operating agreements with client sponsors.
Bright Horizons leases approximately 50,000 square feet for its corporate offices in Watertown, Massachusetts, under an operating lease that expires in 2010. The Company also has operating leases with terms that expire from March 31, 2006 to July 31, 2010, on approximately 27,000 square feet for administrative offices in California, Florida, Illinois, Maryland, New Jersey, Tennessee, Texas and in the United Kingdom.
The following table summarizes the locations of Bright Horizons’ early care and education centers as of December 31, 2005:

Alabama	2
Arizona	4
California	53
Colorado	12
Connecticut	24
Delaware	9
District of Columbia	10
Florida	22
Georgia	13
Illinois	37
Indiana	8
Iowa	5
Kansas	1
Kentucky	6
Louisiana	2
Maine	2
Maryland	8
Massachusetts	55
Michigan	21
Minnesota	7
Mississippi	1
Missouri	8
Nebraska	4
Nevada	5
New Hampshire	3
New Jersey	34
New Mexico	1
New York	32
North Carolina	23
Ohio	13
Oklahoma	1
Oregon	1
Pennsylvania	15
Puerto Rico	1
Rhode Island	2
South Carolina	2
South Dakota	2
Tennessee	7
Texas	19
Utah	1
Virginia	9
Washington	20
Wisconsin	10
Canada	2
Ireland	7
United Kingdom	92

ITEM 3. Legal Proceedings
The Company is, from time to time, subject to claims and suits arising in the ordinary course of its business. Such claims have, in the past, generally been covered by insurance. Management believes the resolution of other legal matters will not have a material effect on the Company’s financial condition, results of operations, or cash flows, although no assurance can be given with respect to the ultimate outcome of any such actions. Furthermore, there can be no assurance that the Company’s insurance will be adequate to cover all liabilities that may arise out of claims brought against the Company.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of calendar year 2005.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “BFAM.” The table below sets forth the high and low quarterly sales prices for the Company’s Common Stock as reported in published financial sources for each quarter during the last two years:

	Price Range of Common Stock (1)
	2005		2004
	High	Low	High	Low
Fourth Quarter	$42.00	$34.38	$34.25	$27.06
Third Quarter	46.72	36.32	27.95	23.42
Second Quarter	41.60	31.50	27.42	21.75
First Quarter	35.85	26.65	26.20	20.79
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
The number of stockholders of record at March 3, 2005 was 136, and does not include those stockholders who hold shares in street name accounts.
(1) On February 9, 2005, the Board of Directors approved a 2-for-1 stock split to be paid on March 18, 2005 to stockholders of record as of March 4, 2005. All prior share and per share amounts have been restated to reflect the stock split.
In 1999, the Board of Directors approved a plan to repurchase up to a total of 2,500,000 shares of the Company’s Common Stock. Prior to 2005, a total of 1,033,780 shares had been repurchased and were retired in prior periods. The Company’s 2005 repurchases, totaling 317,888 shares, occurred in November and December. Share repurchases under the stock repurchase program may be made from time to time with the Company’s cash in accordance with applicable securities regulations in open market or privately negotiated transactions.

Issuer Purchases of Equity Securities
			Total Number of Shares	Maximum Number
			Purchased as Part of	of Shares that May
		Average	Publicly Announced	Yet Be Purchased
	Total Number of	price per	Plans	Under the Plans or
Period	Shares Purchased	share	or Programs	Programs

October 1-31, 2005	—	$—	1,033,780	1,466,220
November 1- 30, 2005	115,153	35.45	1,148,933	1,351,067
December 1-31, 2005	202,735	35.23	1,351,668	1,148,332

Total	317,888

ITEM 6. Selected Financial Data
The following financial information has been derived from the Company’s consolidated financial statements:

	2005	2004	2003	2002	2001
(in thousands except per share amounts)
Statement of income data:
Revenue	$625,259	$551,763	$472,756	$407,532	$345,862
Amortization (1)	1,916	1,012	548	377	2,213
Income from operations	60,656	46,753	34,583	26,249	20,021
Income before taxes	61,942	47,096	34,645	26,273	19,936
Net income	36,701	27,328	20,014	15,319	11,527
Diluted earnings per share (2)	$1.29	$0.98	$0.75	$0.59	$0.45
Weighted average diluted shares outstanding (2)	28,392	27,846	26,746	26,050	25,596

Financial position at year end:
Working capital (deficit) surplus	$(25,016)	$11,819	$(2,269)	$(8,725)	$(3,547)
Total assets	353,699	296,605	247,065	201,290	161,018
Long-term debt, including current maturities	1,312	2,099	2,661	542	890
Common stockholders’ equity	217,179	186,244	145,506	109,627	89,417
Dividends per common share	-	-	-	-	-

Operating data at year end
Early care and education centers managed	616	560	509	465	390
Licensed capacity	66,350	61,950	59,250	53,850	48,350

(1)	The Company ceased amortizing goodwill and intangible assets with indefinite lives upon the adoption of SFAS No. 142 in 2002.

(2)	On February 9, 2005, the Board of Directors approved a 2-for-1 stock split paid on March 18, 2005 to stockholders of record as of March 4, 2005. All prior share and per share amounts have been restated to reflect the stock split.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY AND GENERAL DISCUSSION
Bright Horizons is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of December 31, 2005, the Company managed 616 early care and education centers, with more than 50 early care and education centers under development. The Company has the capacity to serve approximately 66,350 children in 41 states, the District of Columbia, Puerto Rico, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 90 Fortune 500 companies and 65 of Working Mother Magazine’s “100 Best Companies for Working Mothers” in 2005. The Company’s North American centers average a capacity of 118 children per location or approximately 60,750 in total capacity. In Europe, center capacity averages approximately 56 children per location or approximately 5,600 in total capacity. At the end of 2005, approximately 60% of the Company’s centers were profit and loss (“P&L”) models and approximately 40% were management (“cost plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.
The Company currently operates 517 early care and education centers in North America and 99 early care and education centers in the United Kingdom and Ireland. In 2000, the Company began operating in Europe through the acquisitions of Nurseryworks Limited, which operated nine child care centers in the greater London area, and Circle of Friends, based in Ireland, which operated two child care centers. Acquisitions made in 2002 and 2004 collectively added 67 early care and education centers, further strengthening the Company’s position as a leading provider of work-site child care in the United Kingdom. The Company commenced operations in Canada in 2001 and now operates two early care and education centers in the Toronto, Canada area and commenced operations in Puerto Rico in 2005 at a newly developed center for a client sponsor.
The Company operates centers for a diversified group of clients. At December 31, 2005, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers
Consumer	5%
Financial Services	15%
Government and Education	15%
Healthcare	10%
Industrial/Manufacturing	10%
Office Park Consortiums	25%
Pharmaceutical	5%
Professional Services and Other	5%
Technology	10%
The Company’s overall business strategy is centered on several key elements: identifying and executing on growth opportunities with new and existing clients; achieving sustainable operating margin improvement; maintaining its competitive advantage as the employer of choice in its field and operating high quality programs. The alignment of key demographic, social and workplace trends combined with an overall under supply of quality childcare options for working families has continued to fuel strong interest in the Company’s services. General economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates.
Specifically, the Company achieved revenue growth of approximately 13% for the year ended December 31, 2005 as compared to 2004. The revenue growth was principally due to the growth in the number of centers the Company manages, additional enrollment in ramping as well as mature centers, and price increases of 4-5%. The Company added 72 centers since December 31, 2004, through a combination of organic growth, acquisitions, additional services for existing clients, and transitions of management of existing programs. The Company also improved operating margins from 8.5% in 2004 to 9.7% in 2005, through disciplined pricing strategies which enable management to systematically increase prices in advance of cost increases, careful management of personnel costs, modest enrollment gains and the addition of mature centers through acquisitions and transitions of management. The opportunity to achieve additional margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping classes of centers; annual tuition increases above the levels of annual personnel cost increases; careful cost management; and the successful integration of acquisitions and transitions of management to our network of centers.
In 2005, the Company completed the strategic acquisition of ChildrenFirst, Inc., a privately held operator of 33 employer-sponsored child care centers in the U.S. and Canada, doubling the number of the Company’s centers focused exclusively on back-up child care services. In addition, the Company acquired a group of eleven centers in the Denver, Colorado metropolitan area, setting the stage for further expansion in that high growth geographic market. The Company continued its focus on employers in non-cyclical industries by adding 11 new centers for hospitals and other healthcare employers and two new centers in the professional services industry during 2005. Another key element of the Company’s growth strategy is expanding relationships with existing clients. In 2005, the Company added 14 new locations for 10 multi-site clients, and the Company now serves a total of 49 multi-site clients at 229 locations. Expansion through the addition of centers and services to our existing client base will be an important element in future growth.
Finally, one of the Company’s guiding principles is its focus on sustaining the high quality of its services and programs and at the same time achieving revenue growth and increasing operating profitability. The Company’s future financial success will be dependent on meeting both of these goals. Nearly 80% of the Company’s eligible domestic early care and education centers are accredited by the National Association for the Education of Young Children (“NAEYC”). The Company also operates high quality programs to achieve the accreditation standards of the Office of Standards in Education (“OFSTED”) and National Child Nursery Association (“NCNA”) care standards in the United Kingdom and Ireland, respectively.
New Centers. In 2005, the Company added 72 early care and education centers with a total capacity of approximately 5,500 children. Of these center additions, 45 were added through acquisition, 12 through transition from previous management and 15 were new centers developed by Bright Horizons, generally in conjunction with a client. In the same period, the Company closed 16 centers that were either not meeting operating objectives or transitioned to other service providers. The Company currently has over 50 centers under development, scheduled to open over the next 12 to 24 months, and currently expects to be operating approximately 670 centers at the end of 2006.
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
Although the specifics of Bright Horizons’ contractual arrangements vary widely, they generally can be classified into two forms: (i) the management or cost plus model, where Bright Horizons manages an early care and education center under a cost-plus agreement with an employer sponsor, and (ii) the P&L model, where the Company assumes the financial risk of the early care and education center’s operations. The P&L model center generally operates under two forms: sponsored or lease. Under each model type the Company retains responsibility for all aspects of operating the early care and education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting accounts receivable.
The Management (Cost Plus) Model. Early care and education centers operating under management model contracts currently represent approximately 40% of Bright Horizons’ early care and education centers. Under the management model, the Company receives a management fee from an employer sponsor and an operating subsidy to supplement tuition received from parents within an agreed upon budget. The sponsor typically provides for the facility, pre-opening and start-up costs, capital equipment and facility maintenance. The management model enables the employer sponsor to have a greater degree of control with respect to budgeting, spending and operations. Management contracts require the Company to satisfy certain periodic reporting requirements and generally range in length from three to five years, with some terminable by the sponsor without cause or financial penalty. The Company is responsible for maintenance of quality standards, recruitment of center directors and faculty, implementation of curricula and programs and interaction with parents.

The Profit and Loss Model. Early care and education centers operating under the P&L model currently represent approximately 60% of Bright Horizons’ early care and education centers. Bright Horizons retains financial risk for P&L early care and education centers and is therefore subject to variability in financial performance due to fluctuating enrollment levels. The P&L model can be classified into two subcategories: (i) sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor(s), and (ii) lease model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.
•	Sponsored Model. The sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), or a consortium of employers, entering into a contract with the Company to provide early care and education at a facility located in or near the sponsor’s offices. The sponsor generally provides for the facilities or construction of the early care and education center, pre-opening expenses and assistance with start-up costs as well as capital equipment and initial supplies and, on an ongoing basis, may pay for maintenance and repairs. In some cases, the sponsor also provides tuition assistance to the employees and minimum enrollment guarantees to the Company. Children of the sponsor’s employees typically are granted priority enrollment at the early care and education center. Operating contracts under the sponsored model have terms that generally range from three to five years, require ongoing reporting to the sponsor and, in some cases, limit annual tuition increases.

•	Lease Model. A lease model early care and education center is typically located in an office building or office park. The center serves as an amenity to the real estate developer’s tenants, giving the developer an advantage in attracting quality tenants to its site. In addition, the Company may establish an early care and education center in instances where it has been unable to cultivate sponsorship, or where sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations where experience and demographics indicate that demand for the Company’s services exists. While the facility is open to general enrollment from the nearby community, the Company may also receive additional sponsorship from employers who acquire memberships and priority access for child care benefits for their employees. Bright Horizons typically negotiates lease terms of 10 to 15 years, and include renewal options, and may receive discounted rent or tenant improvement allowances. Under the lease model, Bright Horizons typically operates its early care and education centers with few ongoing operating restrictions or reporting requirements.
Cost of services consists of direct expenses associated with the operation of early care and education centers. Cost of services consists primarily of staff salaries, taxes and benefits; food costs; program supplies and materials; parent marketing; and occupancy costs. Personnel costs are the largest component of a center’s operating costs, and comprise approximately 80% of a center’s operating expenses. The Company is often responsible for additional costs in a sponsored or lease model center that are typically paid or provided directly by a client in centers operating under the management model, such as occupancy costs. As a result, personnel costs in centers operating under the employer or lease models will often represent a smaller percentage of overall costs in early care and education centers when compared to the management model.
Selling, general and administrative (“SG&A”) expenses are composed primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting, legal and public reporting compliance fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses.
Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements and older children complete their tenure in early care and education as they enter the public school system. Demand for the Company’s services generally increases in September and October upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (P&L vs. management) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions. In 2005, the Company experienced more pronounced seasonality in its financial results as compared to prior years primarily due to the higher levels of enrolled preschool children who graduated to the public school system in the mature class of the Company’s early care and education centers.

RESULTS OF OPERATIONS
The following table has been compiled from the Company’s consolidated financial statements and sets forth statement of income data as a percentage of revenue for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of services	81.6	83.3	84.7

Gross profit	18.4	16.7	15.3
Selling, general and administrative	8.4	8.0	7.9
Amortization	0.3	0.2	0.1

Income from operations	9.7	8.5	7.3
Interest income	.2	—	—
Interest expense	—	—	—

Income before income taxes	9.9	8.5	7.3
Income tax expense	4.0	3.5	3.1

Net income	5.9%	5.0%	4.2%

Comparison of results for the year ended December 31, 2005 to the year ended December 31, 2004
Revenue. Revenue increased $73.5 million, or 13.3%, to $625.3 million in 2005 from $551.8 million in 2004. At December 31, 2005, the Company operated 616 early care and education centers, as compared with 560 at December 31, 2004, a net increase of 56 centers. Growth in revenue is primarily attributable to the net addition of new early care and education centers, additional enrollment in existing centers of approximately 1%, and tuition increases of approximately 4-5%. The acquisition of ChildrenFirst in September 2005, along with other smaller acquisitions in 2005, contributed approximately $17 million in revenue which on a pro forma basis would approximate $42 million annually.
Gross Profit. Gross profit increased $23.3 million, or 25.4%, to $115.3 million in 2005 from $92.0 million in 2004. Gross profit as a percentage of revenue increased from 16.7% in 2004 to 18.4% in 2005 due principally to contributions from incremental enrollment in our mature and maturing base of centers, tuition increases that outpaced operating cost increases and careful management of center based personnel costs, coupled with proportionately higher margins from the ChildrenFirst centers. The influence of a greater proportion of mature centers in the Company’s mix also had the effect of increasing overall margins as did the contributions from transitions of management.
Selling, General and Administrative Expenses. SG&A increased $8.5 million, or 19.3%, to $52.7 million in 2005 from $44.2 million in 2004. SG&A as a percentage of revenue increased from 8.0% in 2004 to 8.4% in 2005. The increase in SG&A as a percentage of revenue is primarily attributable to proportionately higher overhead support for the ChildrenFirst centers acquired in the third quarter of 2005 as well as increased spending for compliance with the regulations under Section 404 of the Sarbanes-Oxley (SOX) Act of 2002. The costs of complying with these regulations approximated $2.7 million in 2005, of which approximately $400,000 incurred in the first quarter of 2005 related to spending for 2004 SOX compliance. The Company anticipates the majority of these costs to continue in future periods. The remaining dollar increase in SG&A spending is primarily attributable to investments in regional and divisional management, as well as general corporate and administrative personnel, which the Company believes are necessary to support long-term growth.
Amortization. Amortization expense totaled $1.9 million in 2005, as compared to $1.0 million in 2004. The increase relates to certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed in 2005 and the full year effect of acquisitions completed in 2004, which are subject to amortization. Under the provisions of SFAS No. 142, the Company assessed its goodwill balances and intangible assets with indefinite lives and found no impairment at December 31, 2005 or 2004.
Income from Operations. Income from operations totaled $60.7 million in 2005, as compared with income from operations of $46.8 million in 2004, an increase of $13.9 million, or 29.7%. The increase in income from operations is due to the aforementioned increase in revenue and cost management efficiencies. Operating income as a percentage of revenue increased to 9.7% in 2005, from 8.5% in 2004, due to the gross margin improvement.
Interest Income. Interest income in 2005 totaled $1.5 million as compared to interest income of $508,000 in 2004. The increase in interest income is attributable to higher levels of invested cash and increased average investment yields.
Interest Expense. Interest expense in 2005 totaled $191,000 as compared to interest expense of $165,000 in 2004.
Income Tax Expense. The Company had an effective tax rate of 40.7% and 42.0% in 2005 and 2004, respectively, due to proportionately higher contributions from foreign jurisdictions which were taxed at a lower rate than domestic earned income. The Company expects that the tax rate for 2006 will approximate 41 — 42%, slightly higher than the overall rate in 2005 due to the non-deductibility of the expense associated with certain employee stock options, which will be expensed under FAS 123R beginning in the first quarter of 2006.
Comparison of results for the year ended December 31, 2004 to the year ended December 31, 2003
Revenue. Revenue increased $79.0 million, or 16.7%, to $551.8 million in 2004 from $472.8 million in 2003. At December 31, 2004, the Company operated 560 early care and education centers, as compared with 509 at December 31, 2003, a net increase of 51 centers. Growth in revenue is primarily attributable to the net addition of new early care and education centers, additional enrollment in existing centers of approximately 1-2%, and tuition increases of approximately 4-5%. The acquisition of the United Kingdom based Child & Co. in June 2004, along with other smaller acquisitions in 2004, contributed approximately $8 million in revenue which on a pro forma basis would approximate $17 million annually.
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
Interest Income. Interest income in 2004 totaled $508,000 as compared to interest income of $229,000 in 2003. The increase in interest income is attributable to higher levels of invested cash and increased average investment yields.
Interest Expense. Interest expense in 2004 totaled $165,000 as compared to interest expense of $167,000 in 2003.
Income Tax Expense. The Company had an effective tax rate of 42.0% and 42.2% in 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary cash requirements are for the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary source of liquidity has been from existing cash balances, which were $22 million at year end, and cash flow from operations. The Company’s cash balances are supplemented by borrowings available under the Company’s $60 million line of credit. The Company had a working capital deficit of $25.0 million at December 31, 2005 and a working capital surplus of $11.8 million at December 31, 2004. In 2005, the Company’s working capital deficit primarily arose from long term investments in fixed assets and acquisitions, which were paid in cash. The Company anticipates that it will continue to generate positive cash flows from operating activities in 2006 and that the cash generated will principally be utilized to fund ongoing operations of its new and existing early care and education centers and be sufficient to meet the Company’s financial obligations.
Cash provided by operating activities was $50.1 million, $37.3 million, and $30.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in cash flow from operations in 2005 compared to 2004 is due to the increase in net income and an increase in deferred revenue, arising from payments from clients in advance of the service period, and an increase in accounts payable and accrued expenses due to the timing of disbursements. These increases were partially offset by the increases in accounts receivable, which relates to the timing and collection of client receivables and is of a normal and recurring nature, and payments of other liabilities arising from obligations assumed by the Company in the ChildrenFirst acquisition. The increase in cash flow from operations in 2004, as compared to 2003, is due to the increase in net income and a decrease in accounts receivable balances. These increases were partially offset by decreases in accounts payable and accrued expenses due primarily to the timing of payroll disbursements at the end of 2004 as compared to 2003, and the tax benefit realized from the exercise of stock options as well as an increase in prepaid worker’s compensation insurance balances.
Cash used in investing activities was $ 64.9 million for the year ended December 31, 2005 compared to $33.9 million and $35.2 million for the years ended December 31, 2004 and 2003, respectively. The increase in 2005 was due to cash payments for acquisitions, which totaled $54.9 million in 2005 compared to $21.0 million in 2004 and $16.5 million in 2003. This increase was also the result of an increase in fixed asset expenditures of $2.6 million between 2005 and 2004. In 2005, these increases were offset by proceeds from the disposal of fixed assets, which were primarily the result of a sale of a child care facility under the terms of an operating agreement with a client. The decrease in cash used in investing activities in 2004 was due to a reduction in fixed asset expenditures of $6.1 million between 2004 and 2003. This decrease was partially offset by the increase in payments for acquisitions. Of the $15.6 million of fixed asset additions in 2005, approximately $8.6 million relates to new early care and education centers; of the remainder, approximately $4.6 million relates to the refurbishment and expansion of existing early care and education centers, with the balance expended for office expansion and investment in information technology in corporate, regional and district offices. In 2004, the comparable figures for the $13.0 million in total fixed asset additions were $4.1 million related to new centers and $5.4 million related to existing centers, with the balance expended for office expansion and investment in information technology in corporate, regional and district offices. Management expects fixed asset expenditures to increase to approximately $20 million in 2006.
Cash used in financing activities totaled $5.5 million for the year ended December 31, 2005, compared to cash provided by financing activities of $5.0 million in 2004 and $10.1 million in 2003, respectively. The decrease in cash provided by financing activities in 2005, as compared to 2004, relates to the repurchase of approximately 318,000 shares of common stock in 2005, for a total of approximately $11.2 million, under the Company’s repurchase authorization. This use of cash was partially offset by an increase of $770,000 in proceeds from the issuance of equity securities under the Company’s stock option and restricted stock plans. The decrease in cash provided by financing activities in 2004, as compared to 2003, was due to a reduction of $2.3 million in proceeds from the exercise of stock options as compared to 2003 and proceeds from a note payable to fund the construction of a client-sponsored early care and education center of $2.5 million received in 2003.
On February 9, 2005, the Board of Directors approved a 2-for-1 stock split paid on March 18, 2005 to stockholders of record as of March 4, 2005. All prior share and per share amounts have been restated to reflect the stock split.
In 1999, the Board of Directors approved a plan to repurchase up to a total of 2,500,000 shares of the Company’s Common Stock. In 2005, the Company repurchased a total of approximately 318,000 shares for a total of approximately $11.2 million, bringing the total repurchases under the plan to 1,352,000 shares. No repurchases were made in 2004 and 2003, and a total of 1,148,000 shares remain available for repurchase under the plan. At December 31, 2005, the 318,000 shares repurchased in 2005 remain in the treasury; the 1,034,000 shares repurchased in prior periods were retired in 2003. Share repurchases under the stock repurchase program may be made from time to time with the Company’s cash in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. The carrying value of these instruments approximates market value due to their short term nature.
Contractual Cash Flows. The Company has contractual obligations for payments under operating leases and debt agreements payable as follows:

Contractual Obligations	Payment due by period (in millions)
	Total	2006	2007	2008	2009	2010	Thereafter
Long-Term Debt, including interest	$1.5	$0.7	$0.7	$0.1	$—	$—	$—
Operating Leases	206.1	26.4	25.1	23.1	21.5	19.1	90.9

Total	$207.6	$27.1	$25.8	$23.2	$21.5	$19.1	$90.9
The Company also has contractual obligations for customer advances totaling $7.8 million as of December 31, 2005, which are repayable at the completion of the contractual arrangements. As a result of renewal options, the repayment dates for such advances cannot be predicted. The Company has three letters of credit outstanding: one guaranteeing certain utility payments up to $80,000, one guaranteeing certain rent payments up to $300,000, and one guaranteeing certain premiums and deductible reimbursements up to $486,000. No amounts have been drawn against any of these letters of credit.
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
The Company has a $60.0 million revolving credit facility, with an accordion feature allowing an additional $40 million increase, which expires July 22, 2010. There are currently no amounts outstanding on this facility, and no amounts have been drawn against this line of credit. Certain letters of credit have been issued under this facility and serve to reduce the amounts available for borrowing under this facility by $786,000.
Management believes that funds provided by operations and the Company’s existing cash and cash equivalent balances and borrowings available under its line of credit will be adequate to meet current operating and capital expenditures for the next 12 months. However, if the Company were to make any significant acquisition(s) or investments in the purchase of facilities for new or existing early care and education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.
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
Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, as modified by Emerging Issues Task Force (“EITF”) No. 00-21 and SAB No. 104, which require that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. In those instances where the Company enters into arrangements with a client that involve multiple revenue elements, the arrangement is divided into separate elements of accounting, the arrangement consideration is allocated to these elements based on fair value and revenue recognition is considered separately for each individual element. In both the P&L model and the management model, revenues consist primarily of tuition paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenue also includes management fees paid by corporate sponsors. In the management model, in addition to tuition and management fee revenue, revenue is also recognized for operating subsidies paid either in lieu of or to supplement tuition. In all instances, the Company retains responsibility for all operating aspects of the early care and education center including the hiring and paying of employees, contracting with vendors, purchasing supplies, and the collection of accounts receivable. Revenue is recognized as services are performed. In some instances, the Company receives revenue in advance of services being rendered, which is deferred until the services have been provided.
Accounts Receivable. The Company generates accounts receivable from fees charged to parents and client sponsors, and, to a lesser degree, governmental agencies. The Company monitors collections and payments from these customers and maintains a provision for estimated losses based on historical trends, in addition to amounts established for specific customer collection issues that have been identified. Amounts charged to this provision for uncollectible accounts receivable have historically been within the Company’s expectations, but there can be no assurance that future experience will be consistent with the Company’s past experience.
Goodwill and Other Intangibles. Accounting for acquisitions requires management to make estimates related to the fair value of assets and liabilities acquired, including the identification and valuation of intangible assets, with any residual balance being allocated to goodwill. Accounting for intangible assets requires management to make assessments concerning the value of these intangible assets, their estimated lives, and whether events or circumstances indicate that these assets have been impaired. On January 1, 2002 the Company adopted the provisions of SFAS No. 141, “Accounting for Business Combinations,” and SFAS No. 142, which, among other things, required the Company to discontinue the amortization of goodwill, as well as intangible assets with indefinite lives. In lieu of recording amortization of goodwill and intangible assets with indefinite lives, the Company is required to complete an annual assessment of goodwill and intangible assets for impairment. Should it be determined that any of these assets have been impaired, the Company would be required to record an impairment charge. The Company was not required to record an impairment charge in 2005; however, there can be no assurance that such a charge will not be recorded in 2006 or in future periods.
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
Income Taxes. Accounting for income taxes requires management to estimate its income taxes in each jurisdiction in which it operates. Due to differences in the recognition of items included in income for accounting and tax purposes temporary differences arise, which are recorded as deferred tax assets or liabilities for items such as deferred revenue, depreciation and certain expenses. The Company estimates the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates. Should any amounts be determined not to be recoverable, or assumptions change, the Company would be required to take a charge, which could have a material effect on the Company’s financial position or results of operations.
NEW PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29,” (SFAS No. 153) to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted SFAS No. 153 on January 1, 2005 which did not have a material impact on the Company’s consolidated financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces the superseded SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes our current accounting under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. Effective January 1, 2006, the Company will adopt the provisions of SFAS 123R and SAB 107. SFAS 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Stock-based payments include stock option grants, restricted stock grants and other equity based awards. The Company grants options to purchase common stock to some of its employees and directors at prices equal to the market value of the stock on the dates the options were granted, as well as restricted stock. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows” to require that excess tax benefits related to stock based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities. As a result of the provisions of SFAS 123R and SAB 107, we expect the compensation charges under SFAS 123R to reduce diluted earnings per share by approximately $.08 per share for 2006. However, our assessment of the estimated compensation charges is affected by the number of additional options granted by the Company, our stock price as well as other assumptions regarding a number of variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We will recognize compensation cost for stock based awards vesting after December 31, 2005 over the requisite service period for the entire award.
In June 2005, the FASB ratified Emerging Issues Task Force consensus on Issue No. (“EITF”) 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF 05-6 provides guidance regarding the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. EITF 05-6 will be effective beginning with the Company’s second quarter of fiscal 2006. The Company is evaluating the expected impact that the adoption of EITF 05-6 will have on its consolidated financial position, results of operations and cash flows.
MARKET RISK
Foreign Currency Risk. The Company’s exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, Ireland and Canada. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.
The assets and liabilities of the Company’s Canada, Ireland and United Kingdom subsidiaries, whose functional currencies are the Canadian dollar, Euro and British pound, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for the subsidiaries are included in the cumulative translation adjustment in stockholders’ equity. Management estimates, that had the exchange rate in each country unfavorably changed 10% relative to the U.S. dollar, the Company’s consolidated earnings before taxes in 2005 would have decreased by approximately $300,000.
Interest Rate Risk. As of December 31, 2005, the Company’s investment portfolio primarily consisted of institutional money market funds, which due to their short maturities are considered cash equivalents. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments, which approximated $10.0 million at December 31, 2005, had an average interest rate of approximately 3.00% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates should not have a material effect on the value of the portfolio. Management estimates, that had the average yield of the Company’s positions in these investments and its other interest bearing accounts decreased by 100 basis points in 2005, the Company’s interest income for the year ended December 31, 2005 would have decreased by approximately $500,000. This estimate assumes that the decrease would have occurred on the first day of 2005 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company’s future interest income as a result of future changes in investment yields will depend largely on the gross amount of the Company’s investments.

The Company is also subject to interest rate risk under the terms of its line of credit, which has variable rates of interest. The impact on the Company’s future interest expense as a result of future changes in interest rates will depend largely on the gross amount of the Company’s borrowings. The Company did not borrow under its lines of credit in 2005 and thus a 100 basis point increase on the average interest rate on these lines would have had no impact on the Company’s interest expense for the year ended December 31, 2005.
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

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Bright Horizons Family Solutions, Inc.:
We have audited the accompanying consolidated balance sheet of Bright Horizons Family Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 16, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Bright Horizons Family Solutions, Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Bright Horizons Family Solutions, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for each of the two years in the period ended December 31, 2004. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 28, 2005

Bright Horizons Family Solutions, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$21,650	$42,472
Accounts receivable, net of allowance for doubtful accounts of $1,258 and $1,756, respectively	28,738	26,182
Prepaid expenses and other current assets	14,472	11,204
Prepaid income taxes	—	1,764
Current deferred taxes	14,235	12,986

Total current assets	79,095	94,608

Fixed assets, net	116,462	112,637
Goodwill	120,507	72,987
Other intangibles, net	28,720	12,747
Noncurrent deferred taxes	6,467	2,837
Other assets	2,448	789

Total assets	$353,699	$296,605

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$628	$778
Accounts payable and accrued expenses	54,478	51,956
Deferred revenue, current portion	40,018	26,494
Income taxes payable	3,260	274
Other current liabilities	5,727	3,287

Total current liabilities	104,111	82,789

Long-term debt, net of current portion	684	1,321
Accrued rent and related obligations	7,440	4,902
Other long-term liabilities	5,916	5,203
Deferred revenue, net of current portion	16,174	16,146
Deferred income taxes	2,195	—

Total liabilities	136,520	110,361

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000,000 shares at December 31, 2005 and 2004
Issued: 27,462,000 and 26,870,000 shares at December 31, 2005 and 2004, respectively
Outstanding: 27,144,000 and 26,870,000 shares at December 31, 2005 and 2004, respectively	274	268
Additional paid-in capital	112,511	101,584
Deferred compensation	(1,231)	(1,085)
Treasury stock, 318,000 shares at cost	(11,234)	—
Cumulative translation adjustment	3,155	8,474
Retained earnings	113,704	77,003

Total stockholders’ equity	217,179	186,244

Total liabilities and stockholders’ equity	$353,699	$296,605

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year ended December 31:
	2005	2004	2003
Revenue	$625,259	$551,763	$472,756
Cost of services	509,970	459,810	400,409

Gross profit	115,289	91,953	72,347

Selling, general and administrative	52,717	44,188	37,216
Amortization	1,916	1,012	548

Income from operations	60,656	46,753	34,583

Interest income	1,477	508	229
Interest expense	(191)	(165)	(167)

Income before taxes	61,942	47,096	34,645

Income tax expense	25,241	19,768	14,631

Net income	$36,701	$27,328	$20,014

Earnings per share – basic	$1.35	$1.03	$.79

Weighted average number of common shares — basic	27,123	26,511	25,474

Earnings per share – diluted	$1.29	$.98	$.75

Weighted average number of common and common equivalent shares – diluted	28,392	27,846	26,746

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

			Additional	Treasury	Cumulative			Total
	Common Stock		Paid In	Stock, at	Translation	Retained	Deferred	Stockholder’	Comprehensive
	Shares	Amount	Capital	cost	Adjustment	Earnings	Compensation	Equity	Income

Balance at December 31, 2002	24,866	$258	$85,407	$(7,560)	$1,885	$29,661	$(24)	$109,627
Exercise of stock options	1,304	14	7,953	—	—	—	—	7,967
Retirement of treasury stock	—	(10)	(7,550)	7,560	—	—	—	—
Stock-based compensation	—	—	36	—	—	—	11	47
Tax benefit from the exercise of stock options	—	—	5,255	—	—	—	—	5,255
Translation adjustment	—	—	—	—	2,596	—	—	2,596	$2,596
Net income	—	—	—	—	—	20,014	—	20,014	20,014

Comprehensive net income for the year ended December 31, 2003									$22,610

Balance at December 31, 2003	26,170	262	91,101	—	4,481	49,675	(13)	145,506
Exercise of stock options	654	6	5,690	—	—	—	—	5,696
Stock-based compensation	46	—	2,114	—	—	—	(1,072)	1,042
Tax benefit from the exercise of stock options	—	—	2,679	—	—	—	—	2,679
Translation adjustment	—	—	—	—	3,993	—	—	3,993	$3,993
Net income	—	—	—	—	—	27,328	—	27,328	27,328

Comprehensive net income for the year ended December 31, 2004									$31,321

Balance at December 31, 2004	26,870	268	101,584	—	8,474	77,003	(1,085)	186,244
Exercise of stock options	537	6	5,664					5,670
Stock-based compensation and related proceeds	55	—	1,920	—	—	—	(146)	1,774
Tax benefit on vested restricted stock	—	—	27	—	—	—	—	27
Tax benefit from the exercise of stock options	—	—	3,316	—	—	—	—	3,316
Purchase of treasury stock	—	—	—	(11,234)	—	—	—	(11,234)
Translation adjustment	—	—	—	—	(5,319)	—	—	(5,319)	$(5,319)
Net income	—	—	—	—	—	36,701	—	36,701	36,701

Comprehensive net income for the year ended December 31, 2005									$31,382

Balance at December 31, 2005	27,462	$274	$112,511	$(11,234)	$3,155	$113,704	$(1,231)	$217,179

The accompanying notes are an integral part of the consolidated financial statement

Bright Horizons Family Solutions, Inc
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31:
	2005	2004	2003
Net income	$36,701	$27,328	$20,014

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,510	12,357	11,028
Non-cash revenue and other	(1,264)	(613)	30
Asset write-downs and loss on disposal of fixed assets	266	299	417
Stock based compensation	978	1,042	47
Deferred income taxes	(5,253)	(987)	(496)
Tax benefit realized from the exercise of stock options	3,343	2,679	5,255
Changes in assets and liabilities, net of acquired amounts:
Accounts receivable	(2,026)	2,166	(5,016)
Prepaid expenses and other current assets	(2,257)	(3,609)	(2,544)
Income taxes	4,825	(1,146)	(1,669)
Accounts payable and accrued expenses	1,579	(2,375)	3,273
Deferred revenue	3,980	(2,559)	(729)
Accrued rent	213	2,230	613
Other assets	(1,085)	286	(14)
Other current and long-term liabilities	(4,391)	177	539

Net cash provided by operating activities	50,119	37,275	30,748

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(15,599)	(12,970)	(19,050)
Proceeds from the disposal of fixed assets	5,605	84	363
Payments for acquisitions, net of cash acquired	(54,923)	(20,987)	(16,528)

Net cash used in investing activities	(64,917)	(33,873)	(35,215)

Cash flows from financing activities:
Proceeds from the issuance of common stock	6,466	5,696	7,967
Purchase of treasury stock	(11,234)	—	—
Principal payments of long-term debt	(778)	(743)	(418)
Proceeds from note payable	—	—	2,506

Net cash (used in) provided by financing activities	(5,546)	4,953	10,055

Effect of exchange rates on cash balances	(478)	218	118

Net (decrease) increase in cash and cash equivalents	(20,822)	8,573	5,706

Cash and cash equivalents, beginning of period	42,472	33,899	28,193

Cash and cash equivalents, end of period	$21,650	$42,472	$33,899

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Notes To Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
     1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization – Bright Horizons Family Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 27, 1998 and commenced substantive operations upon the completion of the merger by and between Bright Horizons, Inc., and CorporateFamily Solutions, Inc., on July 24, 1998 (the “Merger”). The Company provides workplace services for employers and families including early care and education and strategic work/life consulting throughout the United States, Puerto Rico, Canada, Ireland and the United Kingdom.
The Company operates its early care and education centers under various types of arrangements, which generally can be classified in two forms: (i) the P&L model which can be either (a) sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of a single employer or consortium of employers, or (b) a lease model, where the Company may provide priority early care and education to the employees of tenants located within a real estate developer’s property or the community at large and (ii) the management or cost plus model, where the Company manages a work-site early care and education center under a cost-plus arrangement, typically for a single employer.
Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany balances and transactions have been eliminated in consolidation.
Foreign Operations – In 2000 the Company began operating in Ireland and the United Kingdom and, in 2001, the Company began operations in Canada. The functional currency of the foreign operations is the local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and is a component of comprehensive income.
Stock Split – On February 9, 2005, the Board of Directors approved a 2-for-1 stock split paid on March 18, 2005 to stockholders of record as of March 4, 2005. All prior share and per share amounts have been restated to reflect the stock split.
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
Fair Value of Financial Instruments and Concentrations of Credit Risk – Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash, accounts receivable and the Company’s line of credit. The Company maintains its cash in financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the services it provides. The Company believes that no significant credit risk exists at December 31, 2005 or 2004, and that the carrying amounts of the Company’s financial instruments approximate fair market value.
Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. The carrying value of these instruments approximates market value due to their short term nature.
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
Goodwill and Intangible Assets – Goodwill and other intangible assets principally consist of goodwill, various customer relationships and contract rights, non-compete agreements and trade names.
The excess of the aggregate purchase price over the fair value of identifiable assets of businesses acquired (goodwill) is recorded on the Company’s books and tested annually for impairment. In addition, identified intangible assets with indefinite lives are recorded and reviewed annually to assess the estimated life of the intangible asset; if the life is determined to remain indefinite the asset is tested for impairment. Intangible assets with a determinable life are amortized over the estimated period benefited, ranging from one to twenty-two years.
The Company is required to allocate the purchase price of acquired entities to identifiable assets and liabilities with the residual amount being allocated to goodwill. The identifiable assets can include intangible assets such as trade names, customer relationships and non-competes that are subject to valuation. In those instances where the Company has acquired a significant amount of intangible assets, management engages an independent third party to assist in the valuation. Valuation methodologies use amongst other things: estimates of expected useful life; projected revenues, operating margins and cash flows; and weighted average cost of capital.
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
Deferred Revenue – Deferred revenue results from prepaid fees and tuitions, employer-sponsor advances and assets received on consulting or development projects in advance of services being performed. The Company is also party to agreements where the performance of services extends beyond the current operating cycle. In these circumstances, the Company records a long-term obligation and recognizes revenue over the period of the agreement as the services are rendered.
Other Long-Term Liabilities – Other long-term liabilities consist primarily of amounts payable to clients pursuant to terms of operating agreements or for deposits held by the Company.
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

The Company maintains contracts with its corporate sponsors to manage and operate their early care and education centers under various terms. The Company’s contracts to operate early care and education centers are generally three to five years in length with varying renewal options whereas the Company’s contracts for back up arrangements are renewed on an annual basis. Management expects to renew the Company’s existing contracts for periods consistent with the remaining renewal options allowed by the contracts or other reasonable extensions.
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
The Company granted 54,700 and 46,000 shares of restricted common stock in 2005 and 2004, respectively. These shares were accounted for under the intrinsic value method as prescribed in APB Opinion No. 25. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over vesting periods of three to five years. The restricted stock grants were valued at approximately $1.1 million each. In 2005 and 2004, the Company recognized compensation expense of approximately $596,000 and $447,000, respectively. The remaining unrecognized balance has been recorded as deferred compensation in Stockholders’ Equity.
In June 2004, the Company’s Vice Chairman of the Board of Directors resigned his employment with the Company as Executive Chairman. At the time of resignation, the terms for any unvested stock options were modified to allow for a continuation of vesting so long as the former employee continues in his capacity as an active member of the Board of Directors. As a result of the modification of the terms of the stock option grants, the Company has accounted for the options under the provisions of FASB Interpretation (“FIN”) No. 44, and deferred compensation of $969,000 was recorded and is being recognized over the remaining option vesting periods. Approximately $336,000 and $546,000 was recognized as compensation expense in 2005 and 2004, respectively.
Under APB Opinion No. 25, no compensation cost related to employee stock options has been recognized because options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounts for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through 2004, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Net income:
As reported	$36,701,000	$27,328,000	$20,014,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	621,000	686,000	29,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,375,000)	(2,992,000)	(3,579,000)

Pro forma	$32,947,000	$25,022,000	$16,464,000
Earnings per share – Basic:
As reported	$1.35	$1.03	$.79
Pro forma	$1.21	$.94	$.65
Earnings per share – Diluted:
As reported	$1.29	$.98	$.75
Pro forma	$1.16	$.90	$.62

The fair value of each option on its date of grant has been estimated for pro forma purposes using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	45.3%	46.1%	46.1%
Risk free interest rate	3.54%	2.83%	1.65%
Expected life of options	6.2 years	6.1 years	6.7 years
Weighted-average fair value per share of options granted during the year	$16.97	$12.30	$6.87
For the years ended December 31, 2005, 2004 and 2003, options to purchase 2,200, 6,000 and 4,800 shares of common stock, respectively, were granted to members of the Company’s advisory board. These options were valued at approximately $36,000, $57,000 and $35,000, respectively, using the Black-Scholes option pricing model. The Company recognized related compensation expense of approximately $46,000, $49,000 and $47,000 in its operating results for the years ended December 31, 2005, 2004 and 2003, respectively.
Earnings Per Share – The Company accounts for earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Under the standards established by SFAS No. 128, earnings per share is measured at two levels: basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution related to preferred stock, restricted stock, options and warrants if applicable.
Comprehensive Income – Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income and foreign currency translation adjustments.

	2005	2004	2003
Net income	$36,701,000	$27,328,000	$20,014,000
Foreign currency translation adjustments	(5,319,000)	3,993,000	2,596,000

Comprehensive income	$31,382,000	$31,321,000	$22,610,000

Segment Reporting – As of December 31, 2005, the Company operates in one segment, providing services to employers and families including early care and education and work/life consulting, and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.
New Pronouncements - In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of Accounting Principles Board (“APB”) Opinion No. 29,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in all interim periods beginning after June 15, 2005, with early application permitted for exchanges beginning after November 2004. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces the superseded SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes our current accounting under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. Effective January 1, 2006, the Company will adopt the provisions of SFAS 123R and SAB 107. SFAS 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Stock-based payments include stock option grants, restricted stock grants and other equity based awards. The Company grants options to purchase common stock to some of its employees and directors at prices equal to the market value of the stock on the dates the options were granted, as well as restricted stock. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows” to require that excess tax benefits related to stock based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities.

As a result of the provisions of SFAS 123R and SAB 107, we expect the compensation charges under SFAS 123R to reduce diluted net income by approximately $2.2 million ($3.0 million pre-tax) for 2006. However, our assessment of the estimated compensation charges is affected by the number of additional options granted by the Company, our stock price as well as other assumptions regarding a number of variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We will recognize compensation cost for stock based awards vesting after December 31, 2005 over the requisite service period for the entire award.
     2. ACQUISITIONS
On September 12, 2005, the Company completed the strategic acquisition of ChildrenFirst, Inc. a privately held operator of 33 employer-sponsored child care centers in the US and Canada, doubling the number of centers focused exclusively on back-up child care services. In addition, in March 2005, the Company acquired substantially all the assets of a group of eleven centers in the Denver, Colorado metropolitan area and substantially all of the assets of a single site child care facility in Plainview, Kentucky in September 2005. The aggregate cash paid by the Company was $66.0 million. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition and included, among other items, $11.1 million of cash, fixed assets of $8.3 million and net current liabilities of $17.8 million that were comprised primarily of deferred revenue. The Company has made allocations of $45,000 to non-compete agreements with a weighted average life of 3.4 years, $232,000 to trade names with a weighted average life of 2.7 years and $18.6 million to customer relationships having a weighted average life of 13.3 years and unfavorable lease obligations of $3.1 million having a weighted average life of 5.1 years. In addition, the Company recorded goodwill of $51.2 million and deferred tax liabilities of $7.4 million related to intangible assets subject to amortization which will not be deductible for tax purposes. The purchase accounting for ChildrenFirst, Inc. has not been finalized primarily due to certain tax matters which the Company expects to complete in 2006.
In 2004, the Company acquired the outstanding stock of two multi-site child care and early education companies in the United Kingdom and purchased the assets of two domestic single-site child care and early education companies. The Company also acquired certain real estate in connection with one of the domestic single-site acquisitions. The Company paid aggregate consideration of approximately $23.5 million, $21.0 million in the form of cash, net of cash acquired and assumption of net liabilities of approximately $2.7 million in connection with these acquisitions. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. The Company has made allocations of $45,000 to non-compete agreements, $42,000 to trade names with estimable lives and $7.4 million to customer relationships and contract rights, all of which will be amortized over periods of 3-22 years based on estimated lives. As a result of these transactions, the Company recorded goodwill of $14.6 million and deferred tax liabilities of $2.2 million.
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
The above transactions have been accounted for as purchases and the operating results of the acquired businesses have been included in the Company’s consolidated results of operations from the respective dates of acquisition. The acquisitions were not material and therefore no pro forma information has been presented. The Company estimates that $6.8 million of goodwill related to the 2005 acquisitions will be deductible for tax purposes.

     3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2005	2004
Prepaid workers compensation insurance	$7,294,000	$6,441,000
Prepaid rent and other occupancy costs	3,114,000	2,745,000
Prepaid insurance	1,252,000	388,000
Other prepaid expenses and current assets	2,812,000	1,630,000

	$14,472,000	$11,204,000

Under the terms of the Company’s workers compensation program, the Company is required to make advances to its insurance carrier pertaining to anticipated claims for all open plan years.
     4. FIXED ASSETS
Fixed assets consist of the following:

	Estimated useful lives	December 31,	December 31,
	(years)	2005	2004
Buildings	20 – 40	$59,064,000	$64,021,000
Furniture and equipment	3 – 10	35,787,000	43,843,000
Leasehold improvements	Shorter of 3 years or life of lease	64,322,000	49,859,000
Land	—	11,884,000	12,012,000

		171,057,000	169,735,000

Less accumulated depreciation and amortization		(54,595,000)	(57,098,000)

Fixed assets, net		$116,462,000	$112,637,000

The Company recorded depreciation expense of $12.6 million, $11.3 million and $10.5 million in 2005, 2004 and 2003, respectively.
     5. GOODWILL AND INTANGIBLE ASSETS
Under the provisions of SFAS No. 142 the Company is required to test goodwill, annually for impairment. The Company tests for impairment by comparing the fair value of each reporting unit, which has been determined by estimating the present value of expected future cash flows, to its carrying value. In 2005 and 2004, the Company performed its annual SFAS No. 142 impairment test and determined that no impairment loss should be recognized.
The changes in the carrying amount of net goodwill for the years ended December 31, 2005 and December 31, 2004, respectively, are as follows:

	2005	2004
Beginning balance	$72,987,000	$55,652,000
Net goodwill additions during the period	51,383,000	14,824,000
Foreign exchange translation adjustment	(3,863,000)	2,511,000

Ending balance	$120,507,000	$72,987,000

The following tables reflect intangible assets that are subject to amortization under the provisions of SFAS No. 142.

	Weighted average		Accumulated	Net Carrying
December 31, 2005:	amortization period	Cost	Amortization	Amount
Non compete agreements	3.1 years	$355,000	$264,000	$91,000
Contractual rights and customer relationships	14.3 years	30,979,000	2,863,000	28,116,000
Trade names	2.8 years	653,000	451,000	202,000

	14.1 years	$31,987,000	$3,578,000	$28,409,000

December 31, 2004:
Non compete agreements	1.7 years	$3,539,000	$3,417,000	$122,000
Contractual rights and customer relationships	16.8 years	14,342,000	2,160,000	12,182,000
Trade names	3.2 years	806,000	695,000	111,000

	13.3 years	$18,687,000	$6,272,000	$12,415,000
The Company has trade names with net carrying values of $311,000 and $332,000 at December 31, 2005 and 2004, respectively, which it determined have indefinite useful lives and are not subject to amortization under the provisions of SFAS No. 142. These trade names are subject to an evaluation of their estimated lives as well as testing for impairment on an annual basis, and no impairment loss was recorded in 2005. The change in carrying amount of these assets is due solely to foreign currency translation.
The Company recorded amortization expense of $1.9 million, $1.0 million and $548,000 in 2005, 2004 and 2003, respectively. The Company estimates that it will amortize the net carrying amount of existing intangible assets as follows over the next 5 years: approximately $2.8 million in 2006, $2.6 million in 2007, $2.6 million in 2008, $2.2 million in 2009 and $2.0 million in 2010.
     6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2005	2004
Accounts payable	$2,986,000	$1,781,000
Accrued payroll and employee benefits	30,398,000	29,313,000
Accrued insurance	10,098,000	8,880,000
Accrued other expenses	10,996,000	11,982,000

	$54,478,000	$51,956,000

     7. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,	December 31,
	2005	2004
Customer deposits	$1,912,000	$1,553,000
Employee withholdings	942,000	509,000
Acquisition related costs	979,000	—
Other miscellaneous liabilities	1,894,000	1,225,000

	$5,727,000	$3,287,000

     8. LINES OF CREDIT AND SHORT-TERM DEBT
In July 2005, the Company entered into a credit agreement providing for a five-year unsecured revolving credit facility in the amount of $60 million, maturing on July 22, 2010, with any amounts outstanding at that date payable in full. The revolving credit facility includes an accordion feature allowing the Company to increase the amount of the revolving credit facility by an additional $40 million, subject to lender commitments for the additional amounts. This facility replaced a $25 million line of credit that expired in June 2005.
The Company may use the net proceeds of the borrowings under the revolving credit facility for general corporate purposes, including acquisitions. At the Company’s option, advances under the revolving credit facility will bear interest at either i) the greater of the Federal Funds Rate plus .5% or Prime, or ii) LIBOR plus a spread depending on the Company’s leverage ratio. Commitment fees on the unused portion of the line are payable at a rate ranging from 0.125% to 0.200% per annum depending on the Company’s leverage ratio. The credit agreement requires compliance with specified financial ratios and tests, including a maximum leverage ratio, a minimum debt service coverage ratio and a minimum shareholders’ equity requirement. The Company was in compliance with all covenants on its respective lines of credit at December 31, 2005 and 2004. The Company had no outstanding amounts due on its respective lines of credit as of December 31, 2005 or 2004 and there were no borrowings on the lines of credit during 2005 or 2004.
     9. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,	December 31,
	2005	2004
Note payable to a client, with monthly payments of approximately $53,800 including interest of 5.75%, with final payment due January 2008; secured by the Company’s leasehold interest in the center.	$1,264,000	$1,819,000
Note payable to a financial institution with monthly payments of approximately $5,000 including interest of 10%, with final payment due May 2006; secured by a certificate of deposit.	24,000	88,000
Note payable to a state agency with monthly payments of approximately $800 including interest of 5.0%, with final payment due March 2007; secured by related furniture, fixtures and equipment.	14,000	25,000
Note payable to a financial institution with monthly payments of approximately $700 including interest of 10%, with final payment due June 2007; secured by a certificate of deposit.	10,000	20,000
Unsecured note payable to a corporation, payments of principal amounts of approximately $34,400 and interest at 5.0% are payable quarterly, repaid in 2005.	—	137,000
Note payable to a financial institution with monthly payments of approximately $5,800 including interest of 6.75%, repaid in 2005.	—	2,000
Note payable to a finance company, with monthly payments of approximately $400, including interest of 9.5%, with a final balloon payment of approximately $6,600, repaid in 2005.	—	8,000

Total debt	1,312,000	2,099,000
Less current maturities	(628,000)	(778,000)

Long-term debt	$684,000	$1,321,000

     10. INCOME TAXES
Income tax expense for years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
Current tax expense
Federal	$23,376,000	15,911,000	$12,210,000
State	6,627,000	4,514,000	3,062,000
Foreign	247,000	315,000	14,000

	30,250,000	20,740,000	15,286,000

Deferred tax expense (benefit)
Federal	(4,254,000)	(277,000)	(301,000)
State	(968,000)	(452,000)	(102,000)
Foreign	213,000	(243,000)	(252,000)

	(5,009,000)	(972,000)	(655,000)

Income tax expense, net	$25,241,000	19,768,000	$14,631,000

Following is a reconciliation of the U.S. Federal statutory rate to the effective rate for the years ended December 31:

	2005	2004	2003
Federal tax computed at statutory rate	$21,682,000	16,484,000	$12,126,000
State taxes on income, net of federal tax benefit	3,267,000	2,309,000	1,860,000
Valuation allowance	1,262,000	1,274,000	993,000
Permanent difference and other, net	(970,000)	(299,000)	(348,000)

Income tax expense, net	$25,241,000	19,768,000	$14,631,000

Net deferred tax assets are as follows:

	2005	2004	2003
Deferred tax assets
Net operating loss carryforwards	$2,025,000	1,259,000	$1,169,000
Reserve on assets	495,000	609,000	716,000
Liabilities not yet deductible	17,872,000	15,079,000	11,139,000
Deferred revenue	6,394,000	2,254,000	2,598,000
Depreciation	8,542,000	4,901,000	3,524,000
Amortization	360,000	168,000	187,000
Other	750,000	445,000	645,000
Valuation allowance	(2,869,000)	(2,302,000)	(1,220,000)

	33,569,000	22,413,000	18,758,000

Deferred tax liabilities
Amortization	(11,351,000)	(3,402,000)	(101,000)
Depreciation	(3,711,000)	(3,188,000)	(1,171,000)

Net deferred tax assets	$18,507,000	15,823,000	$17,486,000

As of December 31, 2005, the Company has federal net operating loss carryforwards of approximately $7.4 million, which are subject to annual limitations and are available to offset certain current and future taxable earnings and expire at various dates, the earliest of which is December 31, 2017. The Company also has net operating losses in a number of states totaling approximately $20 million, for which the Company has recorded a deferred tax asset of approximately $240,000, which may only be used to offset operating income of certain of the Company’s subsidiaries in those particular states. In addition, the Company has net operating losses at its Canadian subsidiaries of approximately $200,000. Management believes the Company will generate sufficient future taxable income to realize net deferred tax assets prior to the expiration of the net operating loss carryforwards recorded and that the realization of the net deferred tax asset is more likely than not. The Company has recorded valuation allowances on certain deferred tax assets related to losses in foreign operations where it does not have a history of profitability, as well as certain liabilities recorded which are subject to being settled in cash in order to be deductible, the timing of which is uncertain.

The Company has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between actual results and estimated income taxes for exposures that can be reasonably estimated. In the event that actual results are significantly different from these estimates, the Company’s provision for income taxes could be significantly impacted in future periods.
     11. STOCKHOLDERS’ EQUITY
Stock Options
The Company has established an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under the terms of the 1998 Stock Incentive Plan, as amended in 2001, 4,500,000 shares of the Company’s Common Stock are available for distribution upon exercise. As of December 31, 2005, there were approximately 400,000 shares of Common Stock available for grant under the plan.
Options granted under the plan typically vest over periods that range from three to five years and expire at the earlier of seven to ten years from date of grant or three months after termination of the holder’s employment with the Company unless otherwise determined by the Compensation Committee of the Board of Directors.
The following table summarizes information about stock options outstanding at December 31, 2005:

				Weighted
			Options	Average	Weighted	Options	Weighted
			Outstanding	Remaining	Average	Exercisable	Average
Range of			at December 31,	Contractual	Exercise	at December 31,	Exercise
Exercise Price			2005	Life (years)	Price	2005	Price
$0.0000	—	$4.1470	59,193	0.8	$3.70	59,193	$3.70
$4.1471	—	$8.2940	88,885	3.9	$7.50	88,885	$7.50
$8.2941	—	$12.4410	868,785	4.6	$10.67	653,873	$10.28
$12.4411	—	$16.5880	662,415	6.4	$13.97	309,627	$14.08
$16.5881	—	$20.7350	52,567	7.8	$18.53	22,105	$18.29
$20.7351	—	$24.8820	30,700	8.3	$24.05	14,036	$23.75
$24.8821	—	$29.0290	34,200	8.6	$27.82	—	$—
$29.0291	—	$33.1760	165,881	6.5	$32.59	142,881	$32.57
$33.1761	—	$37.3230	117,730	6.3	$34.62	—	$—
$37.3231	—	$41.4700	71,750	6.6	$38.43	—	$—

			2,152,106	5.5	$15.94	1,290,600	$13.45
A summary of the status of the Company’s option plans, including options issued to members of the Board of Directors, is as follows for the years ended December 31:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	2,402,180	$12.08	3,007,850	$10.85	4,066,500	$9.06
Granted	343,130	34.55	96,700	27.88	339,500	14.36
Exercised	(537,024)	10.56	(654,196)	8.72	(1,305,168)	6.10
Canceled	(56,180)	15.67	(48,174)	13.08	(92,982)	11.85

Outstanding at end of period	2,152,106	$15.94	2,402,180	$12.08	3,007,850	$10.85
Exercisable	1,290,600	$13.45	1,256,064	$10.21	1,378,782	$8.97
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
Treasury Stock
The Company’s Board of Directors has approved a stock repurchase plan authorizing the Company to repurchase up to 2.5 million shares of its Common Stock in the open market or through privately negotiated transactions. In 2005 the Company repurchased approximately 318,000 shares of its Common Stock at a cost of approximately $11.2 million, which are held in treasury. Under the terms of the existing repurchase plan the Company is authorized to purchase up to an additional 1.1 million shares of its Common Stock as of December 31, 2005.
     12. EARNINGS PER SHARE
The following tables present information necessary to calculate earnings per share for the years ended 2005, 2004 and 2003:

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common stockholders	$36,701,000	27,123,000	$1.35

Effect of dilutive stock options and restricted stock	—	1,269,000

Diluted earnings per share	$36,701,000	28,392,000	$1.29

	Year Ended December 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common stockholders	$27,328,000	26,511,000	$1.03

Effect of dilutive stock options	—	1,335,000

Diluted earnings per share	$27,328,000	27,846,000	$.98

	Year Ended December 31, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share
Income available to common stockholders	$20,014,000	25,474,000	$.79

Effect of dilutive stock options	—	1,272,000

Diluted earnings per share	$20,014,000	26,746,000	$.75

The above earnings per share on a diluted basis have been prepared in accordance with SFAS No. 128. The weighted average number of stock options excluded from the above calculation of earnings per share was approximately 25,200 in 2005, 7,200 in 2004 and 156,000 in 2003, as they were anti-dilutive.

     13. COMMITMENTS AND CONTINGENCIES
LEASES
The Company leases various office equipment, early care and education center facilities and office space under non-cancelable operating leases. Many of the leases contain renewal options for various periods. Certain leases contain provisions, which include additional payments based upon revenue performance, enrollment or the level of the Consumer Price Index at a future date. Rent expense was approximately $23.6 million, $18.9 million and $16.8 million in the years 2005, 2004, and 2003, respectively. Future minimum payments under non-cancelable operating leases are as follows:

Year Ending
2006	$26,400,000
2007	25,100,000
2008	23,100,000
2009	21,500,000
2010	19,100,000
Thereafter	90,900,000

$206,100,000

Future minimum lease payments include approximately $1.4 million of lease commitments, which are guaranteed by third parties pursuant to operating agreements for early care and education centers.
LETTER OF CREDIT
The Company has a letter of credit outstanding guaranteeing certain utility payments up to $80,000. In addition, the Company has a letter of credit guaranteeing certain rent payments up to $300,000, and one guaranteeing certain premiums and deductible reimbursements up to $486,000 that were issued under the terms of the Company’s line of credit as more fully described in Note 8, which together serve to reduce the amount available under this facility by $786,000. No amounts have been drawn against any of these letters of credit.
EMPLOYMENT AND NON-COMPETE AGREEMENTS
The Company has severance agreements with five executives that provide for up to 24 months of compensation upon the termination of employment following a change in control of the Company. The maximum amount payable under these agreements in 2005 was approximately $3.9 million.
The severance agreements prohibit the above-mentioned employees from competing with the Company or divulging confidential information for one to two years after their separation from the Company.
OTHER
The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such legal matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.
The Company self-insures a portion of its workers’ compensation and medical insurance plans. While management believes that the amounts accrued for these obligations is sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company’s early care and education centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its early care and education centers into compliance.

     14. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for all employees with more than 500 hours of credited service on a semi-annual basis and who have been with the Company six months or more. The Plan is funded by elective employee contributions of up to 50% of their compensation. Under the Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled approximately $2.0 million, $1.9 million and $1.6 million in 2005, 2004 and 2003, respectively.
     15. RELATED PARTY TRANSACTIONS
The Company has an agreement with S.C. Johnson & Son, Inc. to operate and manage an early care and education center. S.C. Johnson & Son, Inc. is affiliated through common majority ownership with JohnsonDiversey, Inc., the employer of a member of the Company’s Board of Directors. In return for its services under these agreements, the Company received management fees and operating subsidies of $245,000, $327,000, and $424,000, respectively, for 2005, 2004 and 2003.
The Company has an agreement with Microsoft Corporation to operate and manage an early care and education center in which the Company received fees of approximately $1,069,000, $1,110,000 and $470,000 for 2005, 2004, and 2003, respectively. In addition, the Company has a note payable to Microsoft Corporation, which at December 31, 2005 had a balance of $1,264,000. The Company makes monthly installment payments of approximately $53,800. The note bears an interest rate of 5.75% and the final payment is due in January 2008. The note is secured by the Company’s leasehold interest in the early care and education center.
     16. STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION
     The following table presents supplemental disclosure of cash flow information for years ended December 31:

	2005	2004	2003
Supplemental cash flow information

Cash payments of interest	$137,000	$155,000	$127,000

Cash payments of income taxes	23,925,000	19,206,000	11,816,000

Non cash operating activities:

Stock-based compensation expense	978,000	1,042,000	47,000
In conjunction with the purchase of child care and early education companies, as discussed in Note 2, the fair value of assets acquired are as follows:

	2005	2004	2003
Cash paid, net of cash acquired	$54,923,000	$20,987,000	$16,528,000
Liabilities assumed	22,721,000	2,692,000	4,222,000

Fair value of assets acquired	$77,644,000	$23,679,000	$20,750,000

In June 2004, the Company entered into service agreements to manage a group of family programs and amended an agreement to manage an existing child care center in exchange for the transfer of land and buildings. The Company recorded fixed assets and deferred revenue of $9.4 million in connection with the transactions, which will be earned over the terms of the arrangements that are 6.5 and 12 years, respectively. The Company recognized $1.3 million and $640,000 of revenue in 2005 and 2004, respectively, under the terms of these arrangements. In the event of default under the terms of contingent notes payable associated with the service agreements, the balance of which are represented by the unamortized amounts of deferred revenue, the Company would be required to tender a cash payment(s) for the balance of the notes payable or surrender the applicable property(s).

In December 2005, the Company received proceeds of $5.6 million related to the sale of a child care facility under the terms of an operating agreement with a client. The proceeds received in excess of the Company’s carrying value will be recognized over the remaining term of the operating agreement to manage the child care center.
     17. QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2005 and 2004 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands except per share data)
2005:
Revenue	$150,758	$157,017	$154,425	$163,059
Gross profit	26,903	28,738	27,843	31,805
Amortization	376	384	442	714
Operating income	13,968	15,591	14,733	16,364
Income before taxes	14,195	15,961	15,289	16,497
Net income	8,359	9,461	9,038	9,843
Basic earnings per share	$0.31	$0.35	$0.33	$0.36
Diluted earnings per share	$0.30	$0.33	$0.32	$0.35

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands except per share data)
2004:
Revenue	$131,347	$136,800	$138,954	$144,662
Gross profit	20,941	23,001	22,929	25,082
Amortization	198	246	354	214
Operating income	10,450	11,769	11,584	12,950
Income before taxes	10,485	11,829	11,656	13,126
Net income	6,103	6,878	6,779	7,568
Basic earnings per share	$0.23	$0.26	$0.26	$0.28
Diluted earnings per share	$0.22	$0.25	$0.24	$0.27
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
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Bright Horizons maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
Under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(b), promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2005 (the end of the period covered by this Annual Report on Form 10-K).
1. Management’s Report on Internal Control Over Financial Reporting
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, using the framework specified in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
Management has excluded ChildrenFirst, Inc., which was acquired September 12, 2005 in a purchase business combination, from its assessment of internal control over financial reporting as of December 31, 2005. ChildrenFirst, Inc. is a wholly owned subsidiary whose total assets and total revenues approximate 3% and 2%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2005.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP,an independent registered public accounting firm, as stated in their report which appears on page 50 of this 2005 Annual Report on Form 10-K.
2. Changes in Internal Controls Over Financial Reporting and Remediation of Material Weaknesses
Management’s report on Internal Control Over Financial Reporting for the year ended December 31, 2004 described two material weaknesses in the Company’s internal control over financial reporting with respect to monthly reconciliations of cash accounts for its operations in the United Kingdom (“UK”) and the determination of certain significant employee related accruals. These material weaknesses continued to exist as of the end of the first three quarters of 2005, as management implemented the following procedures to remediate them. Regarding the material weakness related to the Company’s primary operating cash account in the UK, the Company performed a comprehensive treasury assessment and restructured the cash depository and disbursement system to facilitate more timely review and resolution of reconciling items, in addition to ensuring that established procedures for performing reconciliations were strictly followed throughout the year. To address the material weakness in the determination of certain employee related accruals for self insured medical and dental costs, which involve subjective judgments as to the appropriate reserve levels, management enhanced the documentation of the methodology to evaluate significant accrual balances, established procedures to develop detailed contemporaneous analyses of each account balance and instituted steps to create and maintain robust documentary evidence of such analyses.
In the fourth quarter of 2005, management completed the implementation and testing of these previously disclosed remediation measures, put in place to address these material weaknesses. In connection with this testing, and in connection with the evaluation described in the above paragraph (“Evaluation of Disclosure Controls and Procedures”), management has determined that both of the material weaknesses have been remediated as of December 31, 2005. Management considers the remediation of these two material weaknesses during our quarter ended December 31, 2005 to represent a change that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
3. Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Bright Horizons Family Solutions, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Bright Horizons Family Solutions, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at ChildrenFirst, Inc., which was acquired on September 12, 2005 and whose financial statements reflect total assets and revenues constituting 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at ChildrenFirst, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company, and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 16, 2006
ITEM 9B. Other Information
Not Applicable

PART III
ITEM 10. Directors and Executive Officers of the Registrant
The sections entitled “Proposal I – Election of Directors”, “Corporate Governance—What Committees has the board established?” and “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on June 6, 2006 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption “Business — Executive Officers of the Company” in Part I of this Form 10-K.
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
ITEM 11. Executive Compensation
The sections entitled “Executive Compensation” and “Performance Graph” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on June 6, 2006 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The section entitled “Stock Ownership” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on June 6, 2006 sets forth certain information with respect to the ownership of the Company’s Common Stock and is incorporated herein by reference.
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2005, certain information with respect to shares of common stock authorized for issuance under the Company’s equity compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,152,106	15.94	397,620
Equity compensation plans not approved by security holders	–	–	–
Total	2,152,106	15.94	397,620

ITEM 13. Certain Relationships and Related Transactions
The section entitled “Corporate Governance—Certain Relationships and Related Transactions” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on June 6, 2006 sets forth certain information with respect to certain relationships and related transactions between the Company and its directors and officers and is incorporated herein by reference.
ITEM 14. Principal Accounting Fees and Services
The section entitled “Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on June 6, 2006 sets forth certain information with respect to accountants fees and services and is incorporated herein by reference.

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

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
I. Allowance for Doubtful Accounts

	Balance at	Additions
	beginning of	charged to costs	Deductions-	Balance at end
	period	and expenses	charge offs	of period
Fiscal Year 2005	$1,756,000	$180,000	$678,000	$1,258,000
Fiscal Year 2004	$2,130,000	$770,000	$1,144,000	$1,756,000
Fiscal Year 2003	$1,392,000	$1,627,000	$889,000	$2,130,000
II. Valuation Allowance for Deferred Income Taxes

	Balance at			Effect of
	beginning of			Currency	Balance at end
	period	Additions	Deductions	Translation	of period
Fiscal Year 2005	$2,302,000	$1,086,000	$(201,000)	$(318,000)	$2,869,000
Fiscal Year 2004	$1,220,000	$951,000	$(21,000)	$152,000	$2,302,000
Fiscal Year 2003	$193,000	$904,000	$—	$123,000	$1,220,000

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

March 16, 2006
By:	/s/ Elizabeth J. Boland

Elizabeth J. Boland
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Linda A. Mason Linda A. Mason	Chairman	March 16, 2006

/s/ Roger H. Brown Roger H. Brown	Vice Chairman of the Board	March 16, 2006

/s/ David H. Lissy David H. Lissy	Director, Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ Mary Ann Tocio Mary Ann Tocio	Director, President and Chief Operating Officer	March 16, 2006

/s/ Elizabeth J. Boland Elizabeth J. Boland	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Joshua Bekenstein Joshua Bekenstein	Director	March 16, 2006

/s/ JoAnne Brandes JoAnne Brandes	Director	March 16, 2006

/s/ E. Townes Duncan E. Townes Duncan	Director	March 16, 2006

/s/ Fred K. Foulkes Fred K. Foulkes	Director	March 16, 2006

/s/ David Gergen David Gergen	Director	March 16, 2006

/s/ Sara Lawrence-Lightfoot Sara Lawrence-Lightfoot	Director	March 16, 2006

/s/ Ian M. Rolland Ian M. Rolland	Director	March 16, 2006

/s/ Marguerite W. Sallee Marguerite W. Sallee	Director	March 16, 2006

INDEX OF EXHIBITS
2.1*	Amended and Restated Agreement and Plan of Merger dated as of June 17, 1998 by and among Bright Horizons Family Solutions, Inc., CorporateFamily Solutions, Inc., Bright Horizons, Inc., CFAM Acquisition, Inc., and BRHZ Acquisition, Inc.

2.2	Agreement and Plan of Merger, dated June 27, 2005, by and among Bright Horizons Family Solutions, Inc., BFAM Mergersub, Inc. and ChildrenFirst, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request) (Incorporated by Reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q filed on August 9, 2005).

3.1	Certificate of Incorporation, as amended (Restated for purposes of EDGAR) (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on August 9, 2004)

3.2	Amended and Restated Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.1	Article IV of Bright Horizons Family Solutions, Inc.’s Certificate of Incorporation (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on August 9, 2004)

4.2	Article IV of Bright Horizons Family Solutions, Inc.’s Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.3	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.3 of the Form 8-K filed on July 28, 1998)

10.1	Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on November 14, 2001)

10.2	Amendment to Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 18, 2005).

10.3	Form of Agreement evidencing a grant of Incentive Stock Options to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 22, 2005)

10.4	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 22, 2005)

10.5	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Directors under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 22, 2005)

10.6	Form of Agreement evidencing a grant of Restricted Stock to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 22, 2005)

10.7	Form of Agreement evidencing a grant of Restricted Stock to Directors under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 31, 2005)

10.8	Summary of Named Executive Officer Compensation

10.9*	1998 Employee Stock Purchase Plan

10.10	Severance Agreement for Stephen I. Dreier (Incorporated by Reference to Exhibit 10.8 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.11	Severance Agreement for Elizabeth J. Boland (Incorporated by Reference to Exhibit 10.9 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.12	Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.11 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.13	Amendment to the Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 15, 2002)

10.14	Severance Agreement for Mary Ann Tocio (Incorporated by Reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 15, 2001)

10.15*	Form of Indemnification Agreement

10.16	Credit Agreement, dated as of July 22, 2005, by and among Bright Horizons Family Solutions, Inc., the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request) (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 28, 2005).

21	Subsidiaries of the Company

23.1	Consent of Deloitte &Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference to the Registration Statement on Form S-4 filed on June 17, 1998 (Registration No. 333-57035).