Form 10-Q
period 2006-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2006-05-10
CIK 1060559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to ____________.
Commission File Number 0-24699
BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	62-1742957

(State or other jurisdiction of	(IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐      No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 27,792,839 shares of common stock, $.01 par value, at May 1, 2006.

FORM 10-Q
INDEX

		Page
		Number
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	A. Condensed Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005	3
	B. Condensed Consolidated Statements of Income for the Three Months ended March 31, 2006 and 2005 (unaudited)	4
	C. Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005 (unaudited)	5
	D. Notes to Condensed Consolidated Financial Statements (unaudited)	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings	22
ITEM 1A	Risk Factors	22
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 3.	Defaults Upon Senior Securities	22
ITEM 4.	Submission of Matters to a Vote of Security Holders	22
ITEM 5.	Other Information	22
ITEM 6.	Exhibits	23
SIGNATURE		24
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Bright Horizons Family Solutions, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,228	$21,650
Accounts receivable, net	33,299	28,738
Prepaid expenses and other current assets	14,521	14,472
Current deferred tax asset	13,190	14,235

Total current assets	84,238	79,095
Fixed assets, net	120,029	116,462
Goodwill, net	121,565	120,507
Other intangibles, net	28,284	28,720
Non-current deferred tax asset	6,418	6,467
Other assets	2,443	2,448

Total assets	$362,977	$353,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$613	$628
Accounts payable and accrued expenses	58,409	54,478
Deferred revenue, current portion	50,375	40,018
Income tax payable	4,597	3,260
Other current liabilities	9,493	5,727

Total current liabilities	123,487	104,111
Long-term debt, net of current portion	530	684
Accrued rent	7,314	7,440
Other long-term liabilities	6,011	5,916
Deferred revenue, net of current portion	15,636	16,174
Deferred income taxes	2,220	2,195

Total liabilities	155,198	136,520

Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding
Common stock: $.01 par value
Authorized: 50,000,000 shares at both March 31, 2006 and December 31, 2005
Issued: 28,593,000 and 27,462,000 at March 31, 2006 and December 31, 2005, respectively
Outstanding: 27,616,000 and 27,144,000 shares at March 31, 2006 and December 31, 2005, respectively	276	274
Additional paid-in capital	114,534	112,511
Deferred compensation	—	(1,231)
Treasury stock: 977,000 and 318,000 shares at cost, at March 31, 2006 and December 31, 2005, respectively	(34,257)	(11,234)
Cumulative translation adjustment	3,532	3,155
Retained earnings	123,694	113,704

Total stockholders’ equity	207,779	217,179

Total liabilities and stockholders’ equity	$362,977	$353,699

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2006	2005
Revenue	$169,139	$150,758
Cost of services	136,234	123,855

Gross profit	32,905	26,903
Selling, general and administrative	15,185	12,559
Amortization	610	376

Income from operations	17,110	13,968
Interest income	175	265
Interest expense	(57)	(38)

Income before taxes	17,228	14,195
Income tax expense	7,238	5,836

Net income	$9,990	$8,359

Earnings per share — basic	$0.37	$0.31

Weighted average number of common shares — basic	26,897	26,894

Earnings per share — diluted	$0.36	$0.30

Weighted average number of common and common equivalent shares — diluted	28,023	28,203

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2006	2005
Net income	$9,990	$8,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,165	3,333
Non-cash revenue and other	(231)	(319)
Loss on disposal of fixed assets	41	3
Stock based compensation	762	264
Deferred income taxes	1,095	260
Tax benefit realized from the exercise of stock options	—	979
Changes in assets and liabilities:
Accounts receivable	(4,525)	(4,883)
Prepaid expenses and other current assets	(157)	(300)
Accounts payable and accrued expenses	3,690	6,127
Income taxes	1,323	1,895
Deferred revenue	13,767	3,984
Accrued rent	(128)	343
Other assets	10	229
Other current and long-term liabilities	136	642

Net cash provided by operating activities	29,938	20,916

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(7,177)	(2,452)
Proceeds from the disposal of fixed assets	39	—
Payments for acquisitions, net of cash acquired	(580)	(6,762)

Net cash used in investing activities	(7,718)	(9,214)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,865	1,509
Excess tax benefit from stock-based compensation	628	—
Purchases of treasury stock	(23,023)	—
Principal payments of long term debt	(171)	(199)

Net cash (used in) provided by financing activities	(20,701)	1,310

Effect of exchange rates on cash balances	59	(85)

Net increase in cash and cash equivalents	1,578	12,927
Cash and cash equivalents, beginning of period	21,650	42,472

Cash and cash equivalents, end of period	$23,228	$55,399

Supplemental cash flow information
Cash payments of interest	$60	$42
Cash payments of income taxes	$4,064	$2,806
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 1. D. Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Basis of Presentation — The accompanying financial statements have been prepared by the Company in accordance with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction with the notes thereto.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position at March 31, 2006, and the results of its operations and cash flows for the three-month periods ended March 31, 2006 and 2005. Such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.
Segment Information — As of March 31, 2006, the Company operates in one segment, providing services to employers and families including early care and education and work/life consulting and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.
Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and changes the Company’s previous accounting under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R and SAB 107 using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a go-forward basis. Under the modified prospective recognition method, restatement of consolidated income from prior interim and annual periods is not required and, accordingly, the Company has not provided such restatement for prior interim periods or fiscal years. Under the modified prospective provisions of SFAS 123R compensation expense is recorded for the unvested portion of previously granted awards that remained outstanding on January 1, 2006, and all subsequent awards. This pronouncement also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities. The balance of deferred compensation expense recorded on the balance sheet at December 31, 2005, totaling approximately $1.2 million, which was accounted for under APB Opinion 25, was reclassified to Additional Paid-in Capital upon implementation of the standard.
The Company has an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under the terms of the 1998 Stock Incentive Plan (the “Plan”), as amended in 2001, 4,500,000 shares of the Company’s Common Stock are available for distribution upon exercise. As of March 31, 2006, there were approximately 220,000 shares of Common Stock available for grant under the Plan.
Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at grant date based on the value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model. The fair value of the Company’s grants of non-vested stock (“Restricted Stock”) is based on intrinsic value. Restricted shares and stock options granted under the plan typically vest over periods that range from three to five years. Stock options typically expire at the earlier of seven to ten years from date of grant or three months after termination of the holder’s employment with the Company unless otherwise determined by the Compensation Committee of the Board of Directors.
The Company recognized the impact of all stock-based compensation in its consolidated statements of income, and did not capitalize any amounts on the consolidated balance sheets. The following table presents the stock-based compensation included in the Company’s consolidated statements of income:

Three months
ended
March 31, 2006
Cost of services	$83,000
Selling, general and administrative	679,000

Stock-based compensation before tax	762,000
Income tax benefit	198,000

Net compensation expense	564,000

The following table presents the impact of all stock-based compensation included in the Company’s consolidated statements of income on earnings per share:

Three months
ended
March 31, 2006
Basic earnings per share	$(0.02)
Diluted earnings per share	$(0.02)
Upon the adoption of SFAS 123R the Company recorded an excess tax benefit related to the vesting or exercise of equity instruments of $630,000 that had been previously been reported as a cash flow from operating activities.
Prior to the adoption of SFAS 123R and SAB 107, the Company followed APB Opinion No. 25, and compensation cost related to employee stock options was generally not recognized because options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounted for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through March 31, 2005, consistent with the provisions of SFAS No. 123R, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

Three months
ended
March 31, 2005
Net income:
As reported	$8,359,000
Add: Stock-based compensation expense included in reported net income, net of related tax effects	180,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,418,000)

Pro forma	$7,121,000
Earnings per share-Basic:
As reported	$0.31
Pro forma	$0.26
Earnings per share-Diluted:
As reported	$0.30
Pro forma	$0.25
There were no share-based liabilities paid during the three months ended March 31, 2006 and 2005.

Stock Options
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions (expected volatility is based upon the historical volatility of the Company’s stock price):

	Three months ended
	March 31, 2006	March 31, 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	41.6%	45.6%
Risk free interest rate	4.86%	3.36%
Expected life of options	6.0 years	6.0 years
Weighted-average fair value per share of options granted during the period	$16.96	$16.05
Consistent with the valuation method previously used for the disclosure-only pro-forma provisions of SFAS 123, the Black-Scholes option pricing model is used to value compensation expense on stock-based awards under SFAS 123R. As required under the new standards compensation expense is based on the number of options expected to vest, forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate.
The following table reflects stock option activity under the Company’s equity plans for the quarter ending March 31, 2006:

	Weighted
	Average		Weighted
	Remaining		Average
	Contractual	Number of	Exercise
	Life in Years	Shares	Price
Outstanding at January 1, 2006	5.5	2,152,106	$15.94
Granted		158,060	35.34
Exercised		(114,496)	12.09
Forfeited or Expired		(19,746)	12.32

Outstanding at March 31, 2006	5.5	2,175,924	$17.59
Exercisable at March 31, 2006	4.9	1,466,964	$13.62
The aggregate intrinsic value (pre-tax) of the Company’s total outstanding options was $46.0 million and was $36.8 million for fully vested options based on the closing price of the Company’s common stock of $38.73 on March 31, 2006, and represents the amount which would have been received by the option holders had they exercised all of their outstanding options and those which were fully vested, respectively, on that date.

The following table summarizes the non-vested stock option activity for the three months ended March 31, 2006:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding at January 1, 2006	861,506	$19.68
Granted	158,060	35.34
Vested	(306,836)	13.49
Forfeited or Expired	(3,770)	29.85

Outstanding at March 31, 2006	708,960	$25.80
The fair value (pre-tax) of options which vested during the quarters ended March 31, 2006 and 2005 was $2.3 million and $2.5 million, respectively. Aggregate intrinsic value of exercised options was $2.9 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively.
As of March 31, 2006, there was $5.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.
There were no modifications made to the Plan during the quarter ended March 31, 2006.
Cash received from options exercised under all share-based payment arrangements for the three-month periods ended March 31, 2006 and 2005 were $1.4 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $600,000 and $1.0 million, respectively, for the three-month periods ended March 31, 2006 and 2005.
Restricted Stock Awards
The Company grants shares of Restricted Stock to employees of the Company on either a no-cost or discounted basis. The fair value of grants of Restricted Stock is based on the intrinsic value of the shares at grant date.
The following table summarizes the Restricted Stock activity for the three months ended March 31, 2006:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding at January 1, 2006	93,100	$21.44
Granted	38,665	22.75
Vested	(7,600)	23.60
Forfeited or Expired	—	—

Outstanding at March 31, 2006	124,165	$21.72

The Company received proceeds of approximately $500,000 related to discount purchases of Restricted Stock for the three months ended March 31, 2006.
As of March 31, 2006, there was $1.8 million of unrecognized compensation cost related to non-vested Restricted Stock, which will be recognized over a weighted average period of 2.4 years.
The aggregate intrinsic value for unvested shares of Restricted Stock was $4.8 million based on the closing price of the Company’s common stock of $38.73 on March 31, 2006.
The actual tax benefit realized for the tax deductions from restricted shares that vested totaled $116,000 and $100,000, respectively, for the three-month periods ended March 31, 2006 and 2005, respectively.
There were no modifications made to the Plan during the quarter ended March 31, 2006.
Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	For the three months ended March 31,
	2006	2005
Net income	$9,990	$8,359
Foreign currency translation adjustments	377	(958)

Comprehensive income	$10,367	$7,401

2. Earnings Per Share
Earnings per share has been calculated in accordance with SFAS No. 128 “Earnings per Share.” The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.
The following tables present information necessary to calculate earnings per share:

	Three months ended March 31, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$9,990,000	26,897,000	$0.37

Effect of dilutive securities:
Stock options and Restricted Stock	—	1,126,000

Diluted earnings per share	$9,990,000	28,023,000	$0.36

	Three months ended March 31, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share:
Income available to common Stockholders	$8,359,000	26,894,000	$0.31

Effect of dilutive securities:
Stock options and Restricted Stock	—	1,309,000

Diluted earnings per share	$8,359,000	28,203,000	$0.30

The weighted average number of shares excluded from the above calculations for the three months ended March 31, 2006 and 2005 were approximately 69,500 and 103,000, respectively, as their effect would be anti-dilutive. For the three-month periods ended March 31, 2006 and 2005, the Company had no warrants or preferred stock outstanding.
3. Treasury Stock
In 1999, the Board of Directors approved a plan to repurchase up to a total of 2,500,000 shares of the Company’s Common Stock. In three month period ended March 31, 2006, the Company repurchased a total of approximately 660,000 shares at a cost of $23.0 million, bringing the total repurchases under the plan to 2,010,000 shares. A total of 490,000 shares remain authorized for repurchase under the plan. At March 31, 2006 and December 31, 2005, total shares repurchased of 977,000 and 318,000, respectively, remain in the treasury; the 1,034,000 shares repurchased in prior periods were retired in 2003.
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
Although we believe that the forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Important factors that could cause actual results to differ from expectations include:
•	our inability to successfully execute our growth strategy:

•	the effects of general economic conditions and world events;

•	competitive conditions in the early care and education industry;

•	loss of key client relationships or delays in new center openings;

•	subsidy reductions by key existing clients;

•	tuition price sensitivity;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services;

•	the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issures;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	delays in identifying, executing or integrating key acquisitions;

•	our inability to successfully defend against or counter negative publicity associated with clains involving alleged incidents at our centers;

•	our inability to maintain effective internal controls over financial reporting; and

•	our inability to obtain insurance at the same levels or at costs comparable to those incurred historically.
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
Executive Summary and Discussion
Bright Horizons is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of March 31, 2006, the Company managed 611 early care and education centers, with over 60 early care and education centers under development and scheduled to open over the next 12-24 months. The Company has the capacity to serve approximately 66,000 children in 41 states, the District of Columbia, Puerto Rico, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 95 Fortune 500 companies and more than 60% of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 516 North American centers average a capacity of 118 per location, while the 95 centers based in the United Kingdom and Ireland have a capacity of approximately 60 per location. At March 31, 2006, approximately 60% of the Company’s centers were profit and loss (“P&L”) models and 40% were management (“cost plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.
The Company operates centers for a diversified group of clients. At March 31, 2006, the Company’s early care and education centers were affiliated with the following industries:

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
The Company achieved revenue, operating income and net income growth in the quarter ended March 31, 2006 by executing on its growth strategy to add centers for new and existing clients, to expand service offerings to clients, to pursue strategic acquisitions and to assume the management of existing child care centers. The alignment of key demographic, social and workplace trends combined with an overall under supply of quality childcare options for working families continues to fuel strong interest in the Company’s services. The Company continues to see strong interest in its services, and has seen an increase in commitments from clients for new centers. However, general economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates. Another key element of the growth strategy is expanding relationships with existing clients, and at March 31, 2006, the Company served a total of 49 multi-site clients at 224 locations.
Specifically, the Company achieved revenue growth of approximately 12% for the quarter ended March 31, 2006 as compared to the same period in 2005. The Company added 5 family centers and closed 10 family centers, 6 in the United Kingdom and 4 in the United States, during the quarter ended March 31, 2006. The Company expects to close approximately 20 centers for the full year in 2006, with a decrease in overall capacity at somewhat below average levels due to a large number of closings taking place in the United Kingdom, where average center capacity is 60. The Company, after integrating its United Kingdom based acquisitions, has reached an operating stage where it intends to implement its strategy of closing centers or not renewing the contracts of centers who do not meet the Company’s operating and financial requirements, leading to a disproportionate number of closings in the United Kingdom.
Income from operations grew by $3.1 million and net income grew by $1.6 million for the quarter ended March 31, 2006 as compared to the first quarter of 2005. The improvement can be attributed to pacing tuition increases ahead of wage increases, careful management of personnel costs, enrollment gains approximating 1% year over year in the mature center base and the addition of mature centers through acquisitions and transitions of management. The improvement in operating margin is also attributable to the contributions of ChildrenFirst, Inc., which the Company acquired in September 2005, whose margins on average are higher than the Company’s full service centers and were immediately contributory to the Company’s financial results. The Company improved income from operations as a percentage of revenue from 9.3% for the quarter ended March 31, 2005 to 10.1% in the first quarter of 2006. The opportunity to achieve additional margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping classes of centers; annual tuition increases above the levels of annual average wage increases; careful cost management; and the successful integration of acquisitions.
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
Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months. During this season, families are often on vacation or have alternative child care arrangements, and enrollment declines as older children transition to elementary schools. Demand for the Company’s services generally increases in September and October upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers including enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (P&L vs. cost plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors and general economic conditions.
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenue for the three-month periods ended March 31, 2006 and 2005:

	Three months ended
	March 31,
	2006	2005
Net revenues	100.0%	100.0%
Cost of services	80.5	82.2

Gross profit	19.5	17.8
Selling, general & administrative	9.0	8.3
Amortization	0.4	0.2

Income from operations	10.1	9.3
Interest income	0.1	0.1
Interest expense	0.0	0.0

Income before income taxes	10.2	9.4
Income tax provisions	4.3	3.9

Net income	5.9%	5.5%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Revenue. Revenue increased $18.3 million, or 12.2%, to $169.1 million for the three months ended March 31, 2006 from $150.8 million for the three months ended March 31, 2005. The growth in revenues is primarily attributable to the net addition of 34 child care centers since March 31, 2005, during which the Company opened 60 centers and closed 26, and resulted in a net increase of 3.6% in overall capacity. When compared to historical trends, the mix of centers added since March 31, 2005 consisted of proportionately more acquisitions and transitions than comparable periods, which do not have the ramp-up period associated with organic growth and begin operating at more mature levels. The increase in revenue is also attributable to modest growth in the existing base of centers and average tuition increases of approximately 4-5% at existing centers. These increases in revenue were partially offset by the impact of overall lower foreign exchange rates and the timing of new center openings and closings.
Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $6.0 million, or 22.3%, to $32.9 million for the three-month period ended March 31, 2006 from $26.9 million for the three months ended March 31, 2005. As a percentage of revenue, gross profit increased to 19.5% for the three months ended March 31, 2006 compared to 17.8% for the three months ended March 31, 2005.
One of the key factors in the increase in gross profit margin in absolute dollars and as a percentage of revenue for the three-month period ended March 31, 2006 compared to the same period in 2005 is the inclusion of the ChildrenFirst network of back-up centers whose gross margins are, on average, higher than the Company’s full service child care centers, and were contributory at mature operating levels. In addition, gross profit increased due to: modest improvements in enrollment which drive operating efficiencies at the center level as the fixed costs are absorbed over a broader tuition base; contributions from new cost plus centers, acquisitions and transitions of management, which enter the network of centers at mature operating levels; and annual tuition rate increases ahead of wage increases coupled with careful cost management at existing programs.
The Company’s operations are subject to seasonal variations, which typically result from higher enrollment during the first and second quarter of each calendar year (especially among the older age groups) and lower enrollment during the third calendar quarter as children transition to school. This frequently results in lower gross profit margins during the second half of the calendar year as compared to the first and second calendar quarters.
Selling, General and Administrative Expenses (“SGA”). SGA consists of regional and division management personnel, corporate management and administrative functions, and business development expenses. SGA increased $2.6 million, or 21%, to $15.2 million for the three months ended March 31, 2006 from $12.6 million for the three months ended March 31, 2005. As a percentage of revenue, SGA increased to 9.0% for the first quarter of 2006 compared to 8.3% for the same period in 2005.
The dollar increase in SGA in the first quarter of 2006 compared to the same 2005 period is primarily related to the adoption of SFAS 123R, which required the recognition of stock-based compensation resulting in incremental SGA expense of approximately $500,000. In addition, SGA costs associated with the acquisition of ChildrenFirst, necessary to support the back-up network, added approximately $1.3 million in overall costs for the period ended March 31, 2006. Other spending consisted of regional and divisional operations management as well as corporate and administrative personnel necessary to support existing business, new growth opportunities and increased cost of regulatory compliance.
The Company anticipates the incremental full year impact related to the adoption of SFAS 123R to approximate $2.4 million in SGA and $400,000 in cost of services.

Amortization. Amortization expense on intangible assets other than goodwill totaled $610,000 for the three-month period ended March 31, 2006, as compared to $376,000 in the same period for 2005. The increase relates to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed during 2005 and 2006, which are subject to amortization. The Company anticipates amortization expense to approximate $2.8 million on an annualized basis in 2006.
Income from Operations. Income from operations totaled $17.1 million for the three-month period ended March 31, 2006, an increase of $3.1 million, or 22.5%, from $14.0 million in the same period for 2005. This increase is primarily the result of the indicated revenue and gross margin improvements, offset somewhat by higher SGA expenses.
Interest Income and Expense. Interest income totaled $175,000 for the three-month period ended March 31, 2006, as compared to $265,000 in the same period for 2005, which is largely due to lower cash balances. Interest expense increased $19,000 to $57,000 for the three-month period ended March 31, 2006 from $38,000 in the same period for 2005.
Income Tax Expense. The Company’s effective income tax rate was approximately 42.0% for the three-month period ended March 31, 2006 as compared to an effective income tax rate of 41.1% for the same period in 2005. The increase is largely due to the non-deductibility associated with certain options being expensed under SFAS 123R.
Liquidity and Capital Resources
The Company’s primary cash requirements are the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $23.2 million at March 31, 2006. The Company’s cash balances are supplemented by borrowings available under the Company’s $60 million line of credit. There were no borrowings outstanding against the Company’s line of credit at March 31, 2006. The Company had a working capital deficit of $39.2 million as of March 31, 2006 and a working capital deficit of $25.0 million at December 31, 2005, arising primarily from long-term investments in fixed assets and acquisitions which were paid in cash, as well as purchases of the Company’s common stock. The Company anticipates that it will continue to generate positive cash flows from operating activities for the remainder of 2006 and that the cash generated will be used principally to fund ongoing operations of its new and existing early care and education centers, and will be sufficient to meet the Company’s financial obligations.
Cash provided from operations was $29.9 million for the three-month period ended March 31, 2006, as compared to cash provided from operations of $20.9 million for the three-month period ended March 31, 2005. The increase in cash provided from operations is primarily the result of increases in net income and increases in deferred revenue balances, partially offset by smaller increases in accounts payable and accrued expense balances for the three-month period ended March 31, 2006 as compared to the same period in 2005. The net increase of $9.8 million in deferred revenue balances from prior year levels to $13.8 million from $4.0 million is primarily due to annual billings under contractual arrangements for back-up care at the Company’s consortium back-up centers.

Cash used in investing activities totaled $7.7 million for the three-month period ended March 31, 2006, compared to $9.2 million in the corresponding period in 2005. Fixed asset additions totaled $7.2 million in 2006, with $4.5 million related to new early care and education centers and the remainder being primarily related to the refurbishment of early care and education centers. Cash paid for acquisitions totaled $580,000 for the first quarter of 2006 compared to $6.8 million in the same period in 2005.
Cash used in financing activities totaled $20.7 million for the three-month period ended March 31, 2006 as compared to $1.3 million in cash provided by financing activities for the three-month period ended March 31, 2005. In the three-month period ended March 31, 2006, the Company repurchased approximately 660,000 shares of its common stock at a cost of $23.0 million. The Company received $1.9 million for stock option exercises in the three-month period ended March 31, 2006, as compared to $1.5 million in the same period in 2005. Lastly, upon the adoption of SFAS 123R the Company recorded an excess tax benefit related to the vesting or exercise of equity instruments of $630,000 that had been previously been reported as a cash flow from operating activities.
In 1999, the Board of Directors approved a plan to repurchase up to a total of 2,500,000 shares of the Company’s Common Stock. In three month period ended March 31, 2006, the Company repurchased a total of approximately 660,000 shares at a cost of $23.0 million, bringing the total repurchases under the plan to 2,010,000 shares. A total of 490,000 shares remain authorized for repurchase under the plan. Share repurchases under the stock repurchase program may be made from time to time with the Company’s cash in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
Management believes that funds provided by operations and the Company’s existing cash and cash equivalent balances and borrowings available under its line of credit will be adequate to meet planned operating and capital expenditures for at least the next twelve months. However, if the Company were to make any significant acquisition(s) or investments in the purchase of facilities for new or existing early care and education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.
Critical Accounting Policies and Estimates
In the Company’s 2005 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to revenue recognition, accounts receivable, goodwill and other intangibles, liability for insurance obligations and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended March 31, 2006. The Company did not make any significant changes to these policies during 2006.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
There have been no changes in the Company’s foreign operations that would materially alter the disclosures on foreign currency exchange risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
The Company conducted an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(b), promulgated under the Exchange Act. Based upon this evaluation, The CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, and December 31, 2005.
(b) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings:
     Not Applicable
ITEM 1A. Risk Factors
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 205
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In 1999, the Board of Directors approved a plan to repurchase up to a total of 2,500,000 shares of the Company’s Common Stock. Share repurchases under the stock repurchase program may be made from time to time with the Company’s cash in accordance with applicable securities regulations in open market or privately negotiated transactions.

Issuer Purchases of Equity Securities
			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
	Total	Average	Part of Publicly	Yet Be
	Number of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
January 1-31, 2006	—	$—	1,351,668	1,148,332
February 1- 28, 2006	360,000	35.55	1,711,668	788,332
March 1-31, 2006	298,709	34.23	2,010,377	489,623

Total	658,709

ITEM 3. Defaults Upon Senior Securities:
     Not Applicable
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
Date: May 10, 2006
BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

By:	/s/ Elizabeth J. Boland
Elizabeth J. Boland
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)