Form 10-Q
period 2006-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2006-08-09
CIK 1060559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2006.
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
Large accelerated filer ☑                Accelerated filer ☐                Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 26,074,199 shares of common stock, $.01 par value, at August 1, 2006.

FORM 10-Q
INDEX

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Current assets:

Cash and cash equivalents	$14,874	$21,650
Accounts receivable, net	32,906	28,738
Prepaid expenses and other current assets	14,356	14,472
Current deferred tax asset	14,072	14,235

Total current assets	76,208	79,095

Fixed assets, net	124,330	116,462
Goodwill, net	123,264	120,507
Other intangibles, net	27,882	28,720
Non-current deferred tax asset	8,098	6,467
Other assets	2,550	2,448

Total assets	$362,332	$353,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Current portion of long-term debt	$605	$628
Accounts payable and accrued expenses	53,143	54,478
Deferred revenue, current portion	45,300	40,018
Income tax payable	9,755	3,260
Other current liabilities	13,225	5,727

Total current liabilities	122,028	104,111

Long–term debt, net of current portion	419	684
Accrued rent	9,422	7,440
Other long-term liabilities	6,842	5,916
Deferred revenue, net of current portion	14,745	16,174
Deferred income taxes	2,322	2,195

Total liabilities	155,778	136,520

Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding
Common stock: $.01 par value
Authorized: 50,000,000 shares at both June 30, 2006 and December 31, 2005
Issued: 27,717,000 and 27,462,000 shares at June 30, 2006 and December 31, 2005, respectively
Outstanding: 26,270,000 and 27,144,000 shares at June 30, 2006 and December 31, 2005, respectively	277	274
Additional paid-in capital	117,605	112,511
Deferred compensation	—	(1,231)
Treasury stock: 1,447,000 and 318,000 shares at cost, at June 30, 2006 and December 31, 2005, respectively	(51,215)	(11,234)
Cumulative translation adjustment	5,318	3,155
Retained earnings	134,569	113,704

Total stockholders’ equity	206,554	217,179

Total liabilities and stockholders’ equity	$362,332	$353,699

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$175,232	$157,017	$344,371	$307,775
Cost of services	139,940	128,279	276,174	252,134

Gross profit	35,292	28,738	68,197	55,641

Selling, general and administrative	15,835	12,763	31,020	25,322

Amortization	751	384	1,361	760

Income from operations	18,706	15,591	35,816	29,559

Interest income	115	419	290	684
Interest expense	(36)	(49)	(93)	(87)

Income before taxes	18,785	15,961	36,013	30,156

Income tax expense	7,910	6,500	15,148	12,336

Net income	$10,875	$9,461	$20,865	$17,820

Earnings per share — basic	$0.41	$0.35	$0.78	$0.66

Weighted average number of common shares — basic	26,425	27,057	26,660	26,976

Earnings per share — diluted	$0.40	$0.33	$0.75	$0.63

Weighted average number of common and common equivalent shares — diluted	27,484	28,365	27,752	28,285

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Net income	$20,865	$17,820

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,660	6,787
Non-cash revenue and other	(476)	(640)
Loss on disposal of fixed assets	44	16
Stock based compensation	1,702	507
Deferred income taxes	(1,464)	(1,262)
Tax benefit realized from the exercise of stock options	—	2,313

Changes in assets and liabilities:
Accounts receivable	(4,016)	(3,735)
Prepaid expenses and other current assets	(168)	(329)
Accounts payable and accrued expenses	(2,109)	12,124
Income taxes	6,876	4,254
Deferred revenue	7,909	7,164
Accrued rent	1,970	549
Other assets	(776)	(248)
Other current and long-term liabilities	4,670	2,879

Net cash provided by operating activities	43,687	48,199

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(14,301)	(5,486)
Proceeds from the disposal of fixed assets	134	—
Payments for acquisitions, net of cash acquired	(584)	(6,762)

Net cash used in investing activities	(14,751)	(12,248)

Cash flows from financing activities:
Purchase of treasury stock	(39,981)	—
Proceeds from the issuance of common stock	3,057	4,475
Excess tax benefit from stock-based compensation	1,142	—
Principal payments of long term debt	(290)	(387)

Net cash (used in) provided by financing activities	(36,072)	4,088

Effect of exchange rates on cash balances	360	(342)

Net (decrease) increase in cash and cash equivalents	(6,776)	39,697

Cash and cash equivalents, beginning of period	21,650	42,472

Cash and cash equivalents, end of period	$14,874	$82,169

Supplemental cash flow information:
Cash payments of interest	$73	$87
Cash payments of income taxes	$8,491	$7,293
The accompanying notes are an integral part of the condensed consolidated financial statements.

ITEM 1.D. Notes to Condensed Consolidated Financial Statements (Unaudited)
1. The Company and Basis of Presentation
Organization – Bright Horizons Family Solutions, Inc. provides workplace services for employers and families, including early care and education and strategic work/life consulting throughout the United States, Puerto Rico, Canada, Ireland and the United Kingdom.
The Company operates its early care and education centers under various types of arrangements, which generally can be classified in two forms: (i) the profit and loss (“P&L”) model which can be either (a) sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of a single employer or consortium of employers, or (b) a lease model, where the Company may provide priority early care and education to the employees of tenants located within a real estate developer’s property or the community at large, and (ii) the management or cost plus (“Cost Plus”) model, where the Company manages a work-site early care and education center under a cost-plus arrangement, typically for a single employer.
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
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position at June 30, 2006, the results of its operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. Such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.
Segment Information – As of June 30, 2006, the Company operates in one segment, providing services to employers and families, including early care and education and work/life consulting, and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.
Stock-Based Compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and changes the Company’s previous accounting under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R and SAB 107 using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a go-forward basis. Under the modified prospective recognition method, restatement of consolidated income from prior interim and annual periods is not required, and accordingly, the Company has not provided such restatement for prior interim periods or fiscal years. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that remained outstanding on January 1, 2006 and all subsequent awards. This pronouncement also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities. The balance of deferred compensation expense recorded on the balance sheet at December 31, 2005, totaling approximately $1.2 million, which was accounted for under APB 25, was reclassified to Additional Paid-in Capital upon implementation of the standard.
The Company has an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under the terms of the 2006 Equity and Incentive Plan (the “Plan”), which was approved by shareholders in June 2006, 1,750,000 shares of the Company’s Common Stock are available for distribution upon exercise. As of June 30, 2006, there were approximately 1,720,000 shares of Common Stock available for grant under the Plan.
Under the fair value recognition provision of SFAS 123R, stock-based compensation cost is measured at grant date based on the value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model. The fair value of the Company’s grants of non-vested stock (“Restricted Stock”) and non-vested stock units (“Restricted Stock Units”) are based on intrinsic value. Restricted Stock and stock options granted under the plan typically vest over periods that range from three to five years. Stock options typically expire at the earlier of seven to ten years from date of grant or three months after termination of the holder’s employment with the Company, unless otherwise determined by the Compensation Committee of the Board of Directors.
The Company recognized the impact of all stock-based compensation in its consolidated statements of income, and did not capitalize any amounts on the consolidated balance sheets. The following table presents the stock-based compensation included in the Company’s consolidated statements of income:

	Three months ended:	Six months ended:
	June 30, 2006	June 30, 2006
	(In thousands)
Cost of services	$84	$167
Selling, general and administrative	856	1,535

Stock-based compensation before tax	940	1,702
Income tax benefit	276	474

Net compensation expense	$664	$1,228

The following table presents the impact of all stock-based compensation included in the Company’s consolidated statements of income on earnings per share:

	Three months ended:	Six months ended:
	June 30, 2006	June 30, 2006
Basic earnings per share	$(0.03)	$(0.05)
Diluted earnings per share	$(0.02)	$(0.04)
In the six month period ended June 30, 2006 the Company recorded an excess tax benefit related to the vesting or exercise of equity instruments of $1.1 million which prior to the adoption of SFAS 123R would have been reported as a cash flow from operating activities.
Prior to the adoption of SFAS 123R and SAB 107, the Company followed APB 25, and compensation cost related to employee stock options was generally not recognized because options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounted for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through June 30, 2005, consistent with the provisions of SFAS No. 123R, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three months ended:	Six months ended:
	June 30, 2005	June 30, 2005
	(In thousands, except per share data)
Net income:
As reported	$9,461	$17,820
Add: Stock-based compensation expense included in reported net income, net of related tax effects	150	330
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,729)	(3,147)

Pro forma	$7,882	$15,003
Earnings per share—Basic:
As reported	$0.35	$0.66
Pro forma	$0.29	$0.56
Earnings per share—Diluted:
As reported	$0.33	$0.63
Pro forma	$0.28	$0.53
There were no share-based liabilities paid during the three and six months ended June 30, 2006 and 2005.
Stock Options
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions (expected volatility is based upon the historical volatility of the Company’s stock price):

	Three months ended:		Six months ended:
	June 30,		June 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	41.3%	45.1%	41.6%	45.6%
Risk free interest rate	5.19%	3.36%	4.91%	3.36%
Expected life of options	5.9 years	5.9 years	6.0 years	6.0 years

Weighted-average fair value per share of options granted during the period	$16.95	$17.68	$16.96	$16.17
Consistent with the valuation method previously used for the disclosure-only pro-forma provisions of SFAS 123, the Black-Scholes option pricing model is used to value compensation expense on stock-based awards under SFAS 123R. As required under the new standards, compensation expense is based on the number of options expected to vest. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate.

The following table reflects stock option activity under the Company’s equity plans for the six months ended June 30, 2006:

	Weighted
	Average		Weighted
	Remaining		Average
	Contractual	Number of	Exercise
	Life in Years	Shares	Price
Outstanding at January 1, 2006	5.5	2,152,106	$15.94
Granted		183,810	35.34
Exercised		(213,320)	12.09
Forfeited or Expired		(30,746)	14.28

Outstanding at June 30, 2006	5.3	2,091,850	$18.06
Exercisable at June 30, 2006	4.7	1,382,301	$13.86
The aggregate intrinsic value (pre-tax) was $41.1 million for the Company’s total outstanding options and was $32.9 million for the Company’s fully vested options based on the closing price of the Company’s common stock of $37.69 on June 30, 2006. The aggregate intrinsic value represents the amount that would have been received by the option holders had they exercised all of their outstanding options and those which were fully vested on that date.
The following table summarizes the non-vested stock option activity for the six months ended June 30, 2006:

	Weighted
	Average		Weighted
	Remaining		Average
	Contractual	Number of	Exercise
	Life in Years	Shares	Price
Outstanding at January 1, 2006	6.5	861,506	$19.68
Granted		183,810	35.34
Vested		(326,567)	13.93
Forfeited		(9,200)	29.39

Outstanding at June 30, 2006	6.4	709,549	$26.25
The fair value (pre-tax) of options which vested during the three and six months ended June 30, 2006 was $200,000 and $2.5 million, respectively. The fair value (pre-tax) of options which vested during the three and six months ended June 30, 2005 was $2.8 million and $5.4 million, respectively. Aggregate intrinsic value of exercised options was $2.6 million and $5.5 million for the three and six months ended June 30, 2006, respectively, and $5.4 million and $8.5 million for the three and six months ended June 30, 2005, respectively.
As of June 30, 2006, there was $5.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.3 years.

There were no modifications made to awards during the quarter ended June 30, 2006.
Cash received from options exercised under all share-based payment arrangements for the three and six months ended June 30, 2006 were $1.2 million and $2.6 million, respectively, and for the three and six months ended June 30, 2005 were $2.2 million and $3.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $900,000 and $1.5 million for the three and six months ended June 30, 2006, respectively, and $1.3 million and $2.3 million for the three and six months ended June 30, 2005, respectively.
Restricted Stock Awards
The Company grants shares of Restricted Stock to employees of the Company on either a no-cost or discounted basis. The fair value of grants of Restricted Stock is based on the intrinsic value of the shares at grant date.
The following table summarizes the Restricted Stock activity for the six months ended June 30, 2006:

		Weighted
	Number of	Average
	Shares	Fair Value
Outstanding at January 1, 2006	93,100	$21.44
Granted	40,665	23.35
Vested	(7,600)	23.60
Forfeited or Expired	—	—

Outstanding at June 30, 2006	126,165	$21.93
The Company received proceeds of approximately $500,000 and $800,000 related to discount purchases of Restricted Stock for the six months ended June 30, 2006 and 2005, respectively.
As of June 30, 2006, there was $1.7 million of unrecognized compensation cost related to non-vested Restricted Stock, which will be recognized over a weighted average period of 2.2 years.
The aggregate intrinsic value for unvested shares of Restricted Stock was $4.8 million based on the closing price of the Company’s common stock of $37.69 on June 30, 2006.
The actual tax benefit realized for the tax deductions from restricted shares that vested totaled $116,000 and $100,000 for the six months ended June 30, 2006 and 2005, respectively. There were no transactions resulting in tax benefits for the three months ended June 30, 2006 and 2005.
In June 2006, the Company granted awards of Restricted Stock Units to members of the Board of Directors. The awards allow for the issuance of a share of the Company’s Common Stock for each vested unit upon the termination of service as a member of the Board of Directors. The Company issued approximately 1,300 units at a weighted average fair value of $34.99 for a total of approximately $50,000. The units vested upon issuance and were fully recognized as compensation cost in the three month period ended June 30, 2006. The aggregate intrinsic value of these fully vested awards was approximately

$50,000 based on the closing price of the Company’s Common Stock of $37.69 on June 30, 2006.
There were no modifications made to awards during the quarter ended June 30, 2006.
Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net income	$10,875	$9,461	$20,865	$17,820
Foreign currency translation adjustments	1,786	(2,478)	2,163	(3,436)

Comprehensive income	$12,661	$6,983	$23,028	$14,384
Foreign Currency - The assets and liabilities of the Company’s subsidiaries in Canada, Ireland, and the United Kingdom are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and is a component of comprehensive income.
Recently Issued Accounting Pronouncements – In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that the impact of tax positions be recorded in the financial statements if it is more likely than not that such position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of FIN 48 will have on its consolidated financial position and results of operations.

2. Earnings Per Share
Earnings per share has been calculated in accordance with SFAS No. 128 “Earnings per Share.” The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.
The following tables present information necessary to calculate earnings per share (in thousands, except per share amounts):

	Three months ended June 30, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$10,875	26,425	$0.41
Effect of dilutive securities:
stock options and restricted stock	—	1,059

Diluted earnings per share	$10,875	27,484	$0.40

	Three months ended June 30, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$9,461	27,057	$0.35
Effect of dilutive securities:
stock options and restricted stock	—	1,308

Diluted earnings per share	$9,461	28,365	$0.33

	Six months ended June 30, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$20,865	26,660	$0.78
Effect of dilutive securities:
stock options and restricted stock	—	1,092

Diluted earnings per share	$20,865	27,752	$0.75

	Six months ended June 30, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$17,820	26,976	$0.66
Effect of dilutive securities:
stock options and restricted stock	—	1,309

Diluted earnings per share	$17,820	28,285	$0.63

The weighted average number of shares excluded from the above calculations for the three and six months ended June 30, 2006 were approximately 68,000 and 69,000, respectively, and for the three and six months ended June 30, 2005 were approximately 18,000 and 60,000, respectively, as their effect would be anti-dilutive. For the three and six months ended June 30, 2006 and 2005, the Company had no warrants or preferred stock outstanding.
3. Treasury Stock
In 1999, the Board of Directors approved a plan to repurchase up to 2,500,000 shares of the Company’s Common Stock. In the three and six months ended June 30, 2006, the Company repurchased approximately 470,000 and 1,130,000 shares at a cost of $17.0 million and $40.0 million, respectively, bringing the total repurchases under the plan to 2,481,000 shares. In June 2006, the Board of Directors approved a plan to repurchase an additional 3,000,000 shares of the Company’s Common Stock. As of June 30, 2006, no repurchases had been made under the new plan. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
4. Commitments and Contingencies
The Company self-insures a portion of its medical insurance plans and has a high deductible workers compensation plan. While management believes that the amounts accrued for these obligations is sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material adverse effect on the Company’s financial position or results of operations.
The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such legal matters will not have a material effect on the Company’s financial condition or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement About Forward-Looking Information
The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. These forward-looking statements concern the Company’s operations, economic performance and financial condition, and include statements regarding: opportunities for growth; the number of early care and education centers expected to be added in future years; the profitability of newly opened centers; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments and other transactions; changes in operating systems and policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; and, our projected operating cash flows. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When words such as “believes”, “expects”, “anticipates”, “plans”, “estimates”, “projects”, or similar expressions are used in this report the Company is making forward-looking statements.
Although we believe that the forward-looking statements are based on reasonable assumptions, expected results may not be achieved. Actual results may differ materially from the Company’s expectations. Important factors that could cause actual results to differ from expectations include:
•	our inability to successfully execute our growth strategy;

•	the effects of general economic conditions and world events;

•	competitive conditions in the early care and education industry;

•	loss of key client relationships or delays in new center openings;

•	subsidy reductions by key existing clients;

•	tuition price sensitivity;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services;

•	the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues;

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards;

•	delays in identifying, executing or integrating key acquisitions;

•	our inability to successfully defend against or counter negative publicity associated with claims involving alleged incidents at our centers;

•	our inability to maintain effective internal controls over financial reporting; and,

•	our inability to obtain insurance at the same levels or at costs comparable to those incurred historically.
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
Executive Summary and Discussion
Bright Horizons is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of June 30, 2006, the Company managed 615 early care and education centers, with more than 60 early care and education centers under development and scheduled to open over the next 12-24 months. The Company has the capacity to serve approximately 67,000 children in 41 states, the District of Columbia, Puerto Rico, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 95 Fortune 500 companies and more than 60% of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 520 North American centers average a capacity of 118 per location, while the 95 centers based in the United Kingdom and Ireland have a capacity of approximately 58 per location. At June 30, 2006, approximately 60% of the Company’s centers were profit and loss (“P&L”) models and 40% were management (“Cost Plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.
The Company operates centers for a diversified group of clients. At June 30, 2006, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers
Consumer	5%
Financial Services	15%
Government and Education	15%
Healthcare	10%
Industrial/Manufacturing	10%
Office Park Consortiums	25%
Pharmaceutical	5%
Professional Services and Other	5%
Technology	10%
The Company’s overall business strategy is centered on several key elements: identifying and executing on growth opportunities; achieving sustainable operating margin improvement; maintaining its competitive advantage as the employer of choice in its field; and, continuing the high quality of its programs and customer satisfaction.
The Company achieved revenue, operating income and net income growth for the three and six month periods ended June 30, 2006 by executing on its growth strategy to (i) add centers for new and existing clients, (ii) expand service offerings to clients, (iii) pursue strategic acquisitions, and (iv) assume the management of existing child care centers. The alignment of key demographic, social and workplace trends combined with an overall under supply of quality childcare options for working families continues to fuel strong interest in the Company’s services and the Company has seen an increase in commitments from clients for new centers. General economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates. Another key element of the growth strategy is expanding relationships with existing clients, and at June 30, 2006, the Company served a total of 49 multi-site clients at 225 locations.
Specifically, the Company achieved revenue growth of approximately 12% for both the three and six month periods ended June 30, 2006 as compared to the same periods in 2005. The Company added 8 family centers and closed 4, 3 in the United States and 1 in the United Kingdom, during the quarter ended June 30, 2006. The Company expects to close a total of approximately 20 centers in 2006, with an overall average capacity of 75 per location somewhat below average levels due to a large number of closings taking place in the United Kingdom. The Company, after integrating its United Kingdom based acquisitions, has reached an operating stage where it intends to implement its strategy of closing centers or not renewing the contracts of centers that do not meet the Company’s operating and financial requirements; this has led to an elevated number of closings in the United Kingdom in the six months ended June 30, 2006.
Income from operations grew by $3.1 million and net income grew by $1.4 million in the quarter ended June 30, 2006 as compared to the second quarter of 2005. Income from operations grew by $6.2 million and net income grew by $3.0 million in the six months ended June 30, 2006 as compared to the same period in 2005. The improvement can be attributed to pacing tuition increases ahead of wage increases, careful management of personnel costs, enrollment gains approximating 1-2% year over year in the mature center base and the addition of mature centers through acquisitions and transitions of management. The improvement in operating margin is also attributable to the contributions of ChildrenFirst, Inc., whose margins on average are higher than the Company’s full service centers and whose results were contributory upon the completion of the acquisition in September 2005. The Company improved income from operations as a percentage of revenue from 9.9% and 9.6% for the three and six months ended June 30, 2005, respectively, to 10.7% and 10.4% for the same periods in 2006, respectively. The opportunity to achieve additional margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping classes of centers; annual tuition increases above the levels of annual average wage increases; careful cost management; and the successful integration of acquisitions.

Finally, one of the Company’s guiding principles is its focus on sustaining the high quality of its services and programs while achieving revenue growth and increasing operating profitability. The Company’s future financial success will be dependent on meeting both of these goals. Nearly 80% of the Company’s eligible domestic early care and education centers are accredited by the National Association for the Education of Young Children (“NAEYC”). The Company also operates high quality programs to achieve the accreditation standards of the Office of Standards in Education (“OFSTED”) and National Child Nursery Association (“NCNA”) care standards in the United Kingdom and Ireland, respectively.
Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months, at which time families are often on vacation or have alternative child care arrangements. In addition, enrollment declines as older children transition to elementary schools. Demand for the Company’s services generally increases in September and October upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers that may include enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (P&L vs. Cost Plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors, and general economic conditions.
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenue for the three and six months ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	79.9	81.7	80.2	81.9

Gross profit	20.1	18.3	19.8	18.1
Selling, general & administrative	9.0	8.1	9.0	8.2
Amortization	0.4	0.3	0.4	0.3

Income from operations	10.7	9.9	10.4	9.6
Interest income	0.0	0.3	0.1	0.2
Interest expense	0.0	0.0	0.0	0.0

Income before income taxes	10.7	10.2	10.5	9.8
Income tax provisions	4.5	4.2	4.4	4.0

Net income	6.2%	6.0%	6.1%	5.8%

Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005
Revenue. Revenue increased $18.2 million, or 11.6%, to $175.2 million for the three months ended June 30, 2006 from $157.0 million for the three months ended June 30, 2005. Revenue increased $36.6 million, or 11.9%, to $344.4 million for the six months ended June 30, 2006 from $307.8 million for the six months ended June 30, 2005. The growth in revenues is primarily attributable to the net addition of 38 child care centers since June 30, 2005, during which period the Company opened 63 centers and closed 25, resulting in a net increase of 3.9% in overall capacity. When compared to historical trends, the mix of centers added since June 30, 2005 consisted of proportionately more acquisitions and transitions than in comparable periods, which do not have the ramp-up period associated with organic growth, and begin operating at more mature levels. The increase in revenue is also attributable to modest growth in the existing base of centers and average tuition increases of approximately 4-5% at existing centers
Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $6.6 million, or 22.8%, to $35.3 million for the three month period ended June 30, 2006 from $28.7 million in the same period for 2005. Gross profit increased $12.6 million, or 22.6%, to $68.2 million for the six month period ended June 30, 2006 from $55.6 million in the same period for 2005. As a percentage of revenue, gross profit increased to 20.1% for the three months ended June 30, 2006 compared to 18.3% for the three months ended June 30, 2005. As a percentage of revenue, gross profit increased to 19.8% for the six months ended June 30, 2006 compared to 18.1% for the six months ended June 30, 2005.
One of the key factors in the increase in gross profit margin in absolute dollars and as a percentage of revenue for the three and six month periods ended June 30, 2006 compared to the same periods in 2005 is the inclusion of the ChildrenFirst network of back-up centers whose gross margins are, on average, higher than the Company’s full service child care centers, and whose results were immediately contributory at mature operating levels. In addition, gross profit increased due to: modest improvements in enrollment which drive operating efficiencies at the center level as the fixed costs are absorbed over a broader tuition base; contributions from Cost Plus centers opened over the past twelve months, transitions of management, which enter the network of centers at mature operating levels; and annual tuition rate increases ahead of wage increases coupled with careful cost management at existing programs. These increases were slightly offset by losses at new lease model centers which experience losses in the ramp up stage.
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
Selling, General and Administrative Expenses (“SGA”). SGA consists of regional and divisional management personnel, corporate management and administrative functions, and business development expenses. SGA increased $3.0 million, or 24.1%, to $15.8 million for the three months ended June 30, 2006 from $12.8 million for the three months ended June 30, 2005. SGA increased $5.7 million, or 22.5%, to $31.0 million for the six months ended June 30, 2006 from $25.3 million for the six months ended June 30, 2005. As a percentage of revenue, SGA increased to 9.0% for both the three and six month periods ended June 30, 2006 compared to 8.1% and 8.2% for the three and six month periods ended June 30, 2005, respectively.

The dollar increase in SGA in the second quarter of 2006 compared to the same period in 2005 is primarily related to the adoption of SFAS 123R, which required the recognition of stock-based compensation resulting in incremental SGA expense of approximately $600,000 and $1.1 million for the three and six months ended June 30, 2006, respectively. In addition, SGA costs necessary for the support of the acquired ChildrenFirst back-up network added approximately $1.3 million and $2.6 million in overall costs for the three and six month periods ended June 30, 2006, respectively. Other spending consisted of regional and divisional operations management, as well as corporate and administrative personnel necessary to support existing business, new growth opportunities and increased cost of regulatory compliance.
The Company anticipates the incremental full year impact in 2006 related to the adoption of SFAS 123R to approximate $2.4 million in SGA and $400,000 in cost of services.
Amortization. Amortization expense on intangible assets other than goodwill totaled $751,000 and $1.4 million for the three and six months ended June 30, 2006, respectively, compared to $384,000 and $760,000 for the same periods in 2005, respectively. The increase relates to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed during 2005 and 2006, which are subject to amortization. The Company anticipates amortization expense to approximate $3 million on an annualized basis in 2006.
Income from Operations. Income from operations totaled $18.7 million for the three months ended June 30, 2006, an increase of $3.1 million, or 20.0%, from $15.6 million in the same period for 2005. Income from operations totaled $35.8 million for the six months ended June 30, 2006, an increase of $6.2 million, or 21.2%, from $29.6 million in the same period for 2005. This increase is primarily the result of the indicated revenue and gross margin improvements, offset somewhat by higher SGA expenses.
Interest Income and Expense. Interest income totaled $115,000 and $290,000 for the three and six months ended June 30, 2006, respectively, compared to $419,000 and $684,000 in the same periods for 2005, respectively. The decrease in interest income is largely due to lower cash balances resulting from payments for acquisitions and stock repurchases over the last twelve months. Interest expense totaled $36,000 and $93,000 for the three and six months ended June 30, 2006, respectively, compared to $49,000 and $87,000 in the same periods for 2005, respectively.
Income Tax Expense. The Company’s effective income tax rate was approximately 42.1% for the three and six months ended June 30, 2006 compared to an effective income tax rate of 40.7% and 40.9% for the three and six months ended June 30, 2005, respectively. The increase in the tax rate is largely due to the non-deductibility associated with certain options being expensed under SFAS 123R.
Liquidity and Capital Resources
The Company’s primary cash requirements are the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $14.9 million at June 30, 2006. The

Company’s cash balances are supplemented by borrowings available under the Company’s $60 million line of credit. There were no borrowings outstanding against the Company’s line of credit at June 30, 2006. The Company had a working capital deficit of $45.8 million as of June 30, 2006 and a working capital deficit of $25.0 million at December 31, 2005, arising primarily from long-term investments in fixed assets and acquisitions, as well as purchases of the Company’s common stock, which were paid in cash. The Company anticipates that it will continue to generate positive cash flows from operating activities for the remainder of 2006 and that the cash generated will be used principally to fund ongoing operations of its new and existing early care and education centers. Management believes that funds provided by operations, the Company’s existing cash and cash equivalent balances and borrowings available under its line of credit will be sufficient to meet the Company’s financial obligations.
Cash provided from operations was $43.7 million for the six months ended June 30, 2006 compared to cash provided from operations of $48.2 million for the six months ended June 30, 2005. The decrease in cash provided from operations is primarily the result of decreases in accounts payable and accrued expense balances, which is primarily due to the timing and amount of payments for salaries and other personnel related costs.
Cash used in investing activities totaled $14.8 million for the six months ended June 30, 2006 compared to $12.2 million in the corresponding period in 2005. Fixed asset additions totaled $14.3 million in 2006, with $7.7 million related to new early care and education centers and the remainder being primarily related to the refurbishment of early care and education centers. Cash paid for acquisitions totaled $580,000 for the six months ended June 30, 2006 compared to $6.8 million for the same period in 2005.
Cash used in financing activities totaled $36.1 million for the six months ended June 30, 2006 as compared to cash provided by financing activities of $4.1 million for the six months ended June 30, 2005. In the six months ended June 30, 2006, the Company repurchased approximately 1,130,000 shares of its common stock at a cost of approximately $40.0 million. The Company received $3.1 million in proceeds from the issuance of restricted stock and the exercise of stock options in the six months ended June 30, 2006, as compared to $4.5 million for the same period in 2005. Lastly, upon the adoption of SFAS 123R the Company recorded an excess tax benefit related to the vesting or exercise of equity instruments of $1.1 million that had been previously reported as a cash flow from operating activities.
In 1999, the Board of Directors approved a plan to repurchase up to 2,500,000 shares of the Company’s Common Stock. In the three and six months ended June 30, 2006, the Company repurchased 470,000 and 1,130,000 shares, respectively, bringing the total repurchases under the plan to 2,481,000 shares. In June 2006, the Board of Directors approved a plan to repurchase an additional 3,000,000 shares of the Company’s Common Stock. As of June 30, 2006, no repurchases had been made under the new plan. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
Management believes that funds provided by operations and the Company’s existing cash and cash equivalent balances and borrowings available under its line of credit will be adequate to meet planned operating and capital expenditures for at least the next twelve months. However, if the Company were to make any significant acquisitions or investments in the purchase of facilities for new or existing early care and education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.
Recently Issued Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that the impact of tax positions be recorded in the financial statements if it is more likely than not that such position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of FIN 48 will have on its consolidated financial position and results of operations.
Critical Accounting Policies and Estimates
In the Company’s 2005 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to revenue recognition, accounts receivable, goodwill and other intangibles, liability for insurance obligations and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended June 30, 2006. The Company did not make any significant changes to these policies during 2006.
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
The Company conducted an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(b), promulgated under the Exchange Act. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 and December 31, 2005.
(b) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Not applicable
ITEM 1A. Risk Factors
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In 1999, the Board of Directors approved a plan to repurchase up to 2,500,000 shares of the Company’s Common Stock. In June 2006, the Board of Directors approved a plan to repurchase an additional 3,000,000 shares of the Company’s Common Stock. As of June

30, 2006, no repurchases had been made under the new plan. The following table presents the repurchases for the three months ended June 30, 2006:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid per Share	Programs	Programs
April 1-30, 2006	—	—	2,010,377	489,623
May 1-31, 2006	236,110	$36.24	2,246,487	253,513
June 1-30, 2006	234,607	$35.81	2,481,094	3,018,906

Total	470,717

Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on June 6, 2006. At the annual meeting, the stockholders of the Company voted to elect four Class II directors for a term of three years and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against/withheld with respect to each of the director nominees:

Nominee		For	Against/Withheld
E. Townes Duncan	(Class II)	23,155,330	981,748
David Gergen	(Class II)	23,704,099	432,979
Sara Lawrence-Lightfoot	(Class II)	23,623,325	513,753
David H. Lissy	(Class II)	23,346,383	790,695
In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the meeting and the year in which his or her term expires:

Name		Term Expires
Joshua Bekenstein	(Class I)	2008
JoAnne Brandes	(Class I)	2008
Roger H. Brown	(Class I)	2008
Marguerite Kondracke (Sallee)	(Class I)	2008
Fred K. Foulkes	(Class III)	2007
Linda A. Mason	(Class III)	2007
Ian M. Rolland	(Class III)	2007
Mary Ann Tocio	(Class III)	2007

The stockholders of the Company also voted to approve the Bright Horizons Family Solutions, Inc. 2006 Equity and Incentive Plan which authorizes the issuance of 1,750,000 shares of the Company’s common stock. The following table sets forth the votes cast for and against/withheld with respect to the aforementioned proposal:

Proposal 2-Approval of
Bright Horizons Family
Solutions, Inc. 2006 Equity		Against/	Abstain/Broker
and Incentive Plan	For	Withheld	Non Vote
	17,032,791	4,053,271	3,051,016
ITEM 5. Other Information
Not applicable
ITEM 6. Exhibits

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 9, 2006

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

By:	/s/ Elizabeth J. Boland Elizabeth J. Boland
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)