Form 10-Q
period 2006-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2006-11-09
CIK 1060559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2006.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to                     .
Commission File Number: 0-24699
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 26,167,644 shares of common stock, $.01 par value, at November 1, 2006.

FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Bright Horizons Family Solutions, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,629	$21,650
Accounts receivable, net	38,103	28,738
Prepaid expenses and other current assets	16,173	14,472
Current deferred tax asset	13,372	14,235

Total current assets	75,277	79,095

Fixed assets, net of accumulated depreciation of $61,702 and $54,595 at September 30, 2006 and December 31, 2005, respectively	131,740	116,462
Goodwill, net	136,372	120,507
Other intangibles, net	38,752	28,720
Deferred tax asset, net of current portion	8,059	6,467
Other assets	3,152	2,448

Total assets	$393,352	$353,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$614	$628
Line of credit payable	20,000	—
Accounts payable and accrued expenses	59,304	54,478
Current portion of deferred revenue	45,150	40,018
Income tax payable	7,010	3,260
Other current liabilities	10,398	5,727

Total current liabilities	142,476	104,111

Long-term debt, net of current portion	3,787	684
Accrued rent	9,418	7,440
Other long-term liabilities	7,421	5,916
Deferred revenue, net of current portion	13,974	16,174
Deferred income taxes	2,673	2,195

Total liabilities	179,749	136,520

Stockholders’ equity:
Preferred stock: 5,000,000 shares authorized, none issued or outstanding
Common stock: $0.01 par value
Authorized: 50,000,000 shares at both September 30, 2006 and December 31, 2005
Issued: 27,826,000 and 27,462,000 shares at September 30, 2006 and December 31, 2005, respectively
Outstanding: 26,161,000 and 27,144,000 shares at September 30, 2006 and December 31, 2005, respectively	278	274
Additional paid-in capital	120,656	112,511
Deferred compensation	—	(1,231)
Treasury stock: 1,665,000 and 318,000 shares, at cost, at September 30, 2006 and December 31, 2005, respectively	(58,565)	(11,234)
Cumulative translation adjustment	6,766	3,155
Retained earnings	144,468	113,704

Total stockholders’ equity	213,603	217,179

Total liabilities and stockholders’ equity	$393,352	$353,699

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$172,199	$154,425	$516,570	$462,200
Cost of services	138,888	126,582	415,062	378,716

Gross profit	33,311	27,843	101,508	83,484

Selling, general and administrative	15,267	12,668	46,287	37,990

Amortization	857	442	2,218	1,202

Income from operations	17,187	14,733	53,003	44,292

Interest income	82	592	372	1,276
Interest expense	(239)	(36)	(332)	(123)

Income before taxes	17,030	15,289	53,043	45,445

Income tax expense	7,131	6,251	22,279	18,587

Net income	$9,899	$9,038	$30,764	$26,858

Earnings per share:
Basic	$0.38	$0.33	$1.16	$0.99
Diluted	$0.37	$0.32	$1.12	$0.95

Weighted average number of shares outstanding:
Basic	26,008	27,279	26,440	27,078
Diluted	27,044	28,557	27,513	28,380
The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$30,764	$26,858

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	13,495	10,377
Non-cash revenue and other	(740)	(956)
Loss on disposal of fixed assets	79	18
Stock-based compensation	2,625	743
Deferred income taxes	(723)	(368)
Tax benefit realized from stock option exercises	—	2,927

Changes in assets and liabilities:
Accounts receivable	(8,569)	(2,204)
Prepaid expenses and other current assets	(1,871)	(1,525)
Accounts payable and accrued expenses	4,213	6,880
Income taxes	4,237	(116)
Deferred revenue	5,248	9,570
Accrued rent	1,953	376
Other assets	(692)	386
Other current and long-term liabilities	310	(4,119)

Net cash provided by operating activities	50,329	48,847

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(23,613)	(9,794)
Proceeds from the disposal of fixed assets	196	—
Payments for acquisitions, net of cash acquired	(19,689)	(56,292)

Net cash used in investing activities	(43,106)	(66,086)

Cash flows from financing activities:
Purchase of treasury stock	(47,331)	—
Proceeds from the issuance of common stock	4,329	6,057
Excess tax benefit from stock-based compensation	1,796	—
Borrowings from line of credit, net	20,000	—
Principal payments of long term debt	(488)	(577)

Net cash (used in) provided by financing activities	(21,694)	5,480

Effect of exchange rates on cash balances	450	(369)

Net decrease in cash and cash equivalents	(14,021)	(12,128)

Cash and cash equivalents, beginning of period	21,650	42,472

Cash and cash equivalents, end of period	$7,629	$30,344

Supplemental cash flow information:
Cash payments of interest	$212	$115
Cash payments of income taxes	$16,879	$16,482

Non cash financing activities:
Issuance of notes payable for acquisition	$3,574	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. The Company and Basis of Presentation
Organization – Bright Horizons Family Solutions, Inc. (“Bright Horizons” or “the Company”) provides workplace services for employers and families, including early care and education and strategic work/life consulting throughout the United States, Puerto Rico, Canada, Ireland and the United Kingdom.
The Company operates its early care and education centers under various types of arrangements, which generally can be classified in two categories: (i) the management or cost plus (“Cost Plus”) model, where the Company manages a work-site early care and education center under a cost-plus arrangement, typically for a single employer, and (ii) the profit and loss (“P&L”) model which can be either (a) sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of a single employer or consortium of employers, or (b) a lease model, where the Company provides priority early care and education to the employees of tenants located within a real estate developer’s property or the community at large.
Basis of Presentation – The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and consistent with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction with the notes thereto.
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position at September 30, 2006, the results of its operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. Such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.
Segment Information – As of September 30, 2006, the Company operates in one segment, providing services to employers and families, including early care and education and work/life consulting, and generates in excess of 90% of revenue and operating profit in the United States. Additionally, no single customer accounts for more than 10% of the Company’s revenue.
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
Effective January 1, 2006, the Company adopted the provisions of SFAS 123R and SAB 107 using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a go-forward basis. Under the modified prospective recognition method, restatement of consolidated income from prior interim and annual periods is not required, and accordingly, the Company has not provided such restatement for prior interim periods or fiscal years. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that remained outstanding on January 1, 2006 and all subsequent awards. This pronouncement also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than as cash flows from operating activities. The balance of deferred compensation expense recorded on the balance sheet at December 31, 2005, totaling approximately $1.2 million, which was accounted for under APB 25, was reclassified to Additional Paid-in Capital upon implementation of the standard.
The Company has an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under the terms of the 2006 Equity and Incentive Plan (the “Plan”), which was approved by shareholders in June 2006, 1,750,000 shares of the Company’s Common Stock were approved for issuance. As of September 30, 2006, there were approximately 1,720,000 shares of Common Stock available for issuance under the Plan.
Under the fair value recognition provision of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model. The fair value of the Company’s grants of non-vested stock (“Restricted Stock”) and non-vested stock units (“Restricted Stock Units”) are based on the intrinsic value. Restricted Stock and stock options granted under the Plan typically vest over periods that range from three to five years. Stock options typically expire at the earlier of seven to ten years from date of grant or three months after termination of the holder’s employment with the Company, unless otherwise determined by the Compensation Committee of the Board of Directors.
The Company recognized the impact of all stock-based compensation in its consolidated statements of income, and did not capitalize any amounts on the consolidated balance sheets. The following table presents the stock-based compensation included in the Company’s consolidated statements of income and the effect on earnings per share:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	(In thousands, except per share data)
Stock-based compensation expense:
Cost of services	$93	$260
Selling, general and administrative	830	2,365

Stock-based compensation before tax	923	2,625
Income tax benefit	264	738

Net compensation expense	$659	$1,887

Effect on earnings per share:
Basic earnings per share	$(0.03)	$(0.07)
Diluted earnings per share	$(0.02)	$(0.07)

In the nine month period ended September 30, 2006 the Company recorded an excess tax benefit related to the vesting or exercise of equity instruments of $1.8 million as cash flow from financing activities, which prior to the adoption of FAS 123R would have been reported as cash flow from operating activities.
Prior to the adoption of SFAS 123R and SAB 107, the Company followed APB 25, and compensation costs related to employee stock options was generally not recognized because options are granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounted for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Had compensation costs for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through September 30, 2005, consistent with the provisions of SFAS No. 123R, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share data)
Net income:
As reported	$9,038	$26,858
Add: Stock-based compensation expense included in reported net income, net of related tax effects	147	479
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(413)	(3,561)

Pro forma	$8,772	$23,776

Earnings per share-Basic:
As reported	$0.33	$0.99
Pro forma	$0.32	$0.88
Earnings per share-Diluted:
As reported	$0.32	$0.95
Pro forma	$0.31	$0.84
There were no share-based liabilities paid during the three and nine months ended September 30, 2006 and 2005.

Stock Options
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the weighted average assumptions in the schedule below (expected volatility is based upon the historical volatility of the Company’s stock price). The Company did not grant any options in the three months ended September 30, 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividend yield	—	0.0%	0.0%	0.0%
Expected stock price volatility	—	44.7%	41.6%	45.5%
Risk free interest rate	—	4.2%	4.9%	3.4%
Expected life of options	—	6.3 years	6.0 years	6.2 years
Weighted-average fair value per share of options granted during the period	—	$19.29	$16.96	$16.78
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
The following table reflects stock option activity under the Company’s equity plans for the nine months ended September 30, 2006:

	Weighted
	Average		Weighted
	Remaining		Average
	Contractual	Number of	Exercise
	Life in Years	Shares	Price
Outstanding at January 1, 2006	5.5	2,152,106	$15.94
Granted		183,810	35.34
Exercised		(322,447)	11.94
Forfeited or Expired		(38,258)	16.43

Outstanding at September 30, 2006	5.1	1,975,211	$18.39
Exercisable at September 30, 2006	4.5	1,273,262	$14.05
The aggregate intrinsic value (pre-tax) was $46.1 million for the Company’s total outstanding options and was $35.2 million for the Company’s exercisable and fully vested options based on the closing price of the Company’s common stock of $41.73 at the end of the quarter. The aggregate intrinsic value represents the net amount that would have been received by the option holders had they exercised all of their outstanding options and those which were fully vested on that date.

The following table summarizes the non-vested stock option activity for the nine months ended September 30, 2006:

	Weighted
	Average		Weighted
	Remaining		Average
	Contractual	Number of	Exercise
	Life in Years	Shares	Price
Outstanding at January 1, 2006	6.5	861,506	$19.68
Granted		183,810	35.34
Vested		(329,567)	13.93
Forfeited		(13,800)	30.61

Outstanding at September 30, 2006	6.2	701,949	$26.26
The fair value (pre-tax) of options that vested during the three and nine months ended September 30, 2006 was $20,000 and $2.5 million, respectively. The fair value (pre-tax) of options that vested during the three and nine months ended September 30, 2005 was $30,000 and $5.4 million, respectively.
Aggregate intrinsic value of exercised options was $3.1 million and $8.6 million for the three and nine months ended September 30, 2006, respectively, and $4.5 million and $13.0 million for the three and nine months ended September 30, 2005, respectively.
As of September 30, 2006, there was $4.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.
There were no modifications made to awards during the quarter ended September 30, 2006.
Cash received from options exercised under all share-based payment arrangements for the three and nine months ended September 30, 2006 were $1.3 million and $3.8 million, respectively, and for the three and nine months ended September 30, 2005 were $1.6 million and $5.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $860,000 and $2.4 million for the three and nine months ended September 30, 2006, respectively, and $600,000 and $2.9 million for the three and nine months ended September 30, 2005, respectively.

Restricted Stock Awards
The Company grants shares of Restricted Stock to employees of the Company on either a no-cost or discounted basis. The fair value of grants of Restricted Stock is based on the intrinsic value of the shares at the grant date.
The following table summarizes the Restricted Stock activity for the nine months ended September 30, 2006:

		Weighted
	Number of	Average Fair
	Shares	Value
Outstanding at January 1, 2006	93,100	$21.44
Granted	40,665	23.35
Vested	(7,600)	23.60
Forfeited or Expired	—	—

Outstanding at September 30, 2006	126,165	$21.93
The aggregate intrinsic value for unvested and outstanding shares of Restricted Stock was $5.3 million based on the closing price of the Company’s common stock of $41.73 at the end of the quarter.
As of September 30, 2006, there was $1.5 million of unrecognized compensation cost related to non-vested Restricted Stock. The cost is expected to be recognized over a weighted average period of 1.8 years.
The Company received proceeds of approximately $500,000 and $800,000 related to discounted purchases of Restricted Stock for the nine months ended September 30, 2006 and 2005, respectively.
The actual tax benefit realized for the tax deductions from restricted shares that vested totaled $116,000 and $100,000 for the nine months ended September 30, 2006 and 2005, respectively.
In June 2006, the Company granted awards of Restricted Stock Units to members of the Board of Directors. The awards allow for the issuance of a share of the Company’s Common Stock for each vested unit upon the termination of service as a member of the Board of Directors. The Company issued approximately 1,300 units at a weighted average fair value of $34.99 for a total fair value of approximately $50,000. The units vested upon issuance and were fully recognized as compensation cost in the three month period ended June 30, 2006. The aggregate intrinsic value of these fully vested awards was approximately $50,000 based on the closing price of the Company’s Common Stock of $41.73 at the end of the current quarter. The Company did not grant any Restricted Stock Units in the three months ended September 30, 2006.
There were no modifications made to awards during the quarter ended September 30, 2006.

Comprehensive Income – Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The only components of comprehensive income reported by the Company are net income and foreign currency translation adjustments.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Net income	$9,899	$9,038	$30,764	$26,858
Foreign currency translation adjustments	1,448	(1,115)	3,611	(4,551)

Comprehensive income	$11,347	$7,923	$34,375	$22,307

Foreign Currency – The assets and liabilities of the Company’s subsidiaries in Canada, Ireland, and the United Kingdom are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.
The Company’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income, while gains and losses resulting from the remeasurement of intercompany receivables from those international subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the consolidated statements of operations were not significant for the periods presented.
Recently Issued Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.
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

2. Acquisitions
On August 31, 2006, the Company completed the strategic acquisition of College Coach, LLC (“College Coach”), a privately held provider of employer-sponsored college admissions support services with operations in the United States. The addition of College Coach enhances the Company’s service offerings to help its client companies further support their employees and families. Bright Horizons purchased substantially all of the assets of College Coach for consideration of $11.6 million. Additional cash consideration may be payable over the next five years, if specific performance targets are met. Any additional payments related to this contingency will be accounted for as additional goodwill. The purchase price has been allocated based on preliminary estimates of the fair value of the assets and liabilities acquired at the date of acquisition. The Company acquired assets of $2.6 million, including cash of $1.4 million, and assumed liabilities of $1.4 million. The Company recorded estimated goodwill of $400,000 and other identified intangible assets of $10.0 million related to this transaction. The allocation of the purchase price has not been finalized and may be different from the preliminary estimates presented above.
In September 2006, the Company acquired the outstanding stock of a group of five centers in the United Kingdom and substantially all of the assets of a group of seven centers in the United States. The aggregate consideration was $15.5 million, which included notes payable of $3.6 million that were issued in conjunction with the acquisition of the centers in the United Kingdom. Contingent consideration of $200,000 may be payable upon successfully negotiating the expansion of one of the domestic centers acquired. The purchase prices have been allocated based on preliminary estimates of the fair value of the assets and liabilities acquired at the dates of acquisition. The Company acquired assets of $4.6 million, including cash of $2.5 million, and assumed liabilities of $3.0 million. In conjunction with the two acquisitions the Company recorded estimated goodwill of $12.4 million and other identified intangible assets of $1.5 million. The allocation of the purchase prices has not been finalized and may be different from the preliminary estimates presented above.
The impact of any adjustments to the final purchase price allocations for the acquisitions above are not expected to be material to the Company’s results of operations for fiscal 2006. The acquisitions have been accounted for under the purchase method of accounting, and the results from operations have been included in the accompanying statements of income from the date of acquisition. These acquisitions are not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented.
3. Line of Credit
In the quarter ended September 30, 2006, the Company had periodic borrowings and repayments under its revolving credit facility. The amount outstanding at September 30, 2006 was $20 million. Borrowings for the period had a weighted average interest rate of 7%. At the Company’s option, advances under the revolving credit facility bear interest at either i) the greater of the Federal Funds Rate plus 0.5% or Prime, or ii) LIBOR plus a spread depending on the Company’s leverage ratio. The Company had no outstanding amounts due on the revolving credit facility at September 30, 2005.
The Company’s credit agreement provides for a five-year unsecured revolving credit facility in the amount of $60 million, which matures on July 22, 2010, with any amounts outstanding at that date payable in full. The revolving credit facility includes an accordion feature that allows the Company to increase the amount of the revolving credit facility by an additional $40 million, subject to lender commitments for the additional amounts. The Company is required to comply with specified financial ratios and tests. The Company was in compliance with all covenants at September 30, 2006 and 2005.
4. Notes Payable
In September 2006, the Company issued unsecured notes payable totaling $3.6 million to two individuals in conjunction with the acquisition of five centers in the United Kingdom. The notes are subject to a variable rate of interest calculated using the Base Rate in the United Kingdom less 1.5%. Interest is payable semi-annually in April and October. The notes are due August 31, 2016.
5. Earnings Per Share
Earnings per share has been calculated in accordance with SFAS No. 128 “Earnings per Share.” The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.
The following tables present information necessary to calculate earnings per share (in thousands, except per share amounts):

	Three months ended September 30, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$9,899	26,008	$0.38
Effect of dilutive securities:
Stock options and restricted stock	—	1,036

Diluted earnings per share	$9,899	27,044	$0.37

	Three months ended September 30, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$9,038	27,279	$0.33
Effect of dilutive securities:
Stock options and restricted stock	—	1,278

Diluted earnings per share	$9,038	28,557	$0.32

	Nine months ended September 30, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$30,764	26,440	$1.16
Effect of dilutive securities:
Stock options and restricted stock	—	1,073

Diluted earnings per share	$30,764	27,513	$1.12

	Nine months ended September 30, 2005
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share:
Income available to common stockholders	$26,858	27,078	$0.99
Effect of dilutive securities:
Stock options and restricted stock	—	1,302

Diluted earnings per share	$26,858	28,380	$0.95

The weighted average number of shares excluded from the above calculations for the three and nine months ended September 30, 2006 were approximately 25,000 and 54,000, respectively, and for the three and nine months ended September 30, 2005 were approximately 8,000 and 17,000, respectively, as their effect would be anti-dilutive. For the three and nine months ended September 30, 2006 and 2005, the Company had no warrants or preferred stock outstanding.
6. Treasury Stock
In 1999, the Board of Directors approved a plan to repurchase up to 2,500,000 shares of the Company’s Common Stock. In June 2006, the Board of Directors approved a plan to repurchase an additional 3,000,000 shares of the Company’s Common Stock. In the three and nine months ended September 30, 2006, the Company repurchased approximately 217,000 and 1,347,000 shares at a cost of $7.4 million and $47.3 million, respectively, completing the total repurchases available under the 1999 plan and bringing the total repurchases under the 2006 plan to 198,000 shares. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
7. Commitments and Contingencies
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
Executive Summary and Discussion
Bright Horizons is a leading provider of workplace services for employers and families, including early care and education and strategic work/life consulting. As of September 30, 2006, the Company managed 629 early care and education centers, with more than 60 early care and education centers under development and scheduled to open over the next 12-24 months. The Company has the capacity to serve approximately 68,000 children in 41 states, the District of Columbia, Puerto Rico, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 95 Fortune 500 companies and 75% of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 529 North American centers average a capacity of 118 per location, while the 100 centers based in the United Kingdom and Ireland have a capacity of approximately 58 per location. At September 30, 2006, approximately 60% of the Company’s centers were profit and loss (“P&L”) models and 40% were management (“Cost Plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.
The Company operates centers for a diversified group of clients. At September 30, 2006, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers
Consumer	5%
Financial Services	15%
Government and Education	15%
Healthcare	10%
Industrial/Manufacturing	10%
Office Park Consortiums	30%
Pharmaceutical	5%
Professional Services and Other	5%
Technology	5%
The Company’s overall business strategy is centered on several key elements: identifying and executing on growth opportunities; achieving sustainable operating margin improvement; maintaining its competitive advantage as the employer of choice in its field; and continuing the high quality of its programs and customer satisfaction.
The Company achieved revenue, operating income and net income growth for the three and nine month periods ended September 30, 2006 by executing on its growth strategy to: (i) add centers for new and existing clients, (ii) expand service offerings to clients, (iii) pursue strategic acquisitions, and (iv) assume the management of existing child care centers. The alignment of key demographic, social and workplace trends combined with an overall under supply of quality childcare options for working families continues to fuel strong interest in the Company’s services and the Company has seen an increase in commitments from clients for new centers. In addition, the Company has introduced enhanced service offerings such as Back Up Care Advantage and college admissions counseling services as a way to deepen client relationships. General economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates. Another key element of the growth strategy is expanding relationships with existing clients, and at September 30, 2006, the Company served a total of 48 multi-site clients at 221 locations.
The Company achieved revenue growth of approximately 12% for both the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005. The Company added 21 centers and closed 7 during the quarter ended September 30, 2006. The Company expects to close a total of 23 centers for the full year in 2006. Average capacity in closed centers of 72 per location is somewhat below average levels due to a large number of closings taking place in the United Kingdom. The Company, after integrating its United Kingdom-based acquisitions, has reached an operating stage where it will continue to execute its strategy of closing centers or not renewing the contracts of centers that do not meet the Company’s operating and financial requirements; this is reflected in an elevated number of closings in the United Kingdom in the nine months ended September 30, 2006.
Income from operations grew by 17% and net income grew by 10% in the quarter ended September 30, 2006 as compared to the third quarter of 2005. Income from operations grew by 20% and net income grew by 15% in the nine months ended September 30, 2006 as compared to the same period in 2005. The improvement can be attributed to pacing tuition increases ahead of wage increases, favorable trends and careful management of personnel costs, enrollment gains approximating 1-2% year over year in the mature center base and the addition of mature centers through acquisitions and transitions of management. The improvement in operating margin is also attributable to the contributions of ChildrenFirst, Inc., whose operating results were included for less than a month upon the completion of their acquisition in the third quarter of 2005, compared to their being fully contributory for the three and nine months ended September 30, 2006. The ChildrenFirst back-up centers also tend to have higher margins, on average, than the Company’s full service child care centers. The Company improved income from operations as a percentage of revenue from 9.5% and 9.6% for the three and nine months ended September 30, 2005, respectively, to 10.0% and 10.3% for the same periods in 2006, respectively. The opportunity to achieve additional margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping classes of centers; annual tuition increases above the levels of annual average wage increases; careful cost management; and the successful integration of acquisitions.
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
Results of Operations
The following table sets forth certain statement of operations data as a percentage of revenue for the three and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of services	80.7	82.0	80.3	81.9

Gross profit	19.3	18.0	19.7	18.1
Selling, general & administrative	8.9	8.2	9.0	8.2
Amortization	0.4	0.3	0.4	0.3

Income from operations	10.0	9.5	10.3	9.6
Interest income	0.0	0.4	0.1	0.2
Interest expense	-0.1	0.0	-0.1	0.0

Income before income taxes	9.9	9.9	10.3	9.8
Income tax provisions	4.2	4.0	4.3	4.0

Net income	5.7%	5.9%	6.0%	5.8%

Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005
Revenue. Revenue increased $17.8 million, or 11.5%, to $172.2 million for the three months ended September 30, 2006 from $154.4 million for the three months ended September 30, 2005. Revenue increased $54.4 million, or 11.8%, to $516.6 million for the nine months ended September 30, 2006 from $462.2 million for the nine months ended September 30, 2005. The growth in revenues is primarily attributable to the net addition of 13 child care centers since September 30, 2005, during which period the Company opened 37 centers and closed 24, resulting in a net increase of 2.9% in overall capacity. The increase in revenue is also attributable to the ChildrenFirst, Inc. back-up centers that were acquired September 2005. As noted above, the ChildrenFirst, Inc. centers were contributory for less than a month in the third quarter of 2005 compared to the centers being fully contributory during the three and nine months ended September 30, 2006. Acquisitions and transitions of management typically do not have the ramp-up period associated with organic growth, and begin operating at more mature levels. The increase in revenue is also attributable to modest growth in the existing base of centers and average tuition increases of approximately 4-5% at existing centers.
Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel, facilities costs, which include depreciation, supplies and other expenses incurred at the child care and early education center level. Gross profit increased $5.5 million, or 19.6%, to $33.3 million for the three month period ended September 30, 2006 from $27.8 million in the same period for 2005. Gross profit increased $18.0 million, or 21.6%, to $101.5 million for the nine month period ended September 30, 2006 from $83.5 million in the same period for 2005. As a percentage of revenue, gross profit increased to 19.3% for the three months ended September 30, 2006 compared to 18.0% for the three months ended September 30, 2005. As a percentage of revenue, gross profit increased to 19.7% for the nine months ended September 30, 2006 compared to 18.1% for the nine months ended September 30, 2005.
One of the key factors in the increase in gross profit margin in absolute dollars and as a percentage of revenue for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 is the inclusion of the ChildrenFirst network of back-up centers whose gross margins are, on average, higher than the Company’s full service child care centers. In addition, gross profit increased due to: modest improvements in enrollment which drive operating efficiencies at the center level as the fixed costs are absorbed over a broader tuition base; contributions from Cost Plus centers opened over the past twelve months, transitions of management and acquisitions, which enter the network of centers at mature operating levels; favorable trends in personnel-related costs such as workers’ compensation insurance and employee benefits; and annual tuition rate increases ahead of wage increases coupled with careful cost management at existing programs. These increases were offset in part by losses at new lease model centers which experience losses during the pre-opening and ramp up stages of their operations. The Company has opened 10 of these lease model centers in 2006 and is in pre-opening development stage at additional locations.
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
Selling, General and Administrative Expenses (“SGA”). SGA consists of regional and divisional management personnel, corporate management and administrative functions, and business development expenses. SGA increased $2.6 million, or 20.5%, to $15.3 million for the three months ended September 30, 2006 from $12.7 million for the three months ended September 30, 2005. SGA increased $8.3 million, or 21.8%, to $46.3 million for the nine months ended September 30, 2006 from $38.0 million for the nine months ended September 30, 2005. As a percentage of revenue, SGA increased to 8.9% and 9.0% for the three and nine month periods ended September 30, 2006, respectively, compared to 8.2% for both for the three and nine month periods ended September 30, 2005.
The dollar increase in SGA in the third quarter of 2006 compared to the same period in 2005 is primarily related to the adoption of SFAS 123R, which required the recognition of stock-based compensation resulting in incremental SGA expense of approximately $600,000 and $1.7 million for the three and nine months ended September 30, 2006, respectively. In addition, SGA costs necessary for the support of the acquired ChildrenFirst back-up network added approximately $1.0 million and $3.7 million in overall costs for the three and nine month periods ended September 30, 2006, respectively. Other spending consisted of regional and divisional operations management, as well as corporate and administrative personnel necessary to support existing business, new growth opportunities and increased cost of regulatory compliance.
The Company anticipates the incremental full year impact in 2006 related to the adoption of SFAS 123R to approximate $2.4 million in SGA and $400,000 in cost of services.
Amortization. Amortization expense on intangible assets other than goodwill totaled $857,000 and $2.2 million for the three and nine months ended September 30, 2006, respectively, compared to $442,000 and $1.2 million for the same periods in 2005, respectively. The increase relates to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed during 2005 and 2006, which are subject to amortization. The Company anticipates amortization expense to approximate $3.4 million for the full year 2006, including the effects of acquisitions completed in the third quarter of 2006.
Income from Operations. Income from operations totaled $17.2 million for the three months ended September 30, 2006, an increase of $2.5 million, or 16.7%, from $14.7 million in the same period for 2005. Income from operations totaled $53.0 million for the nine months ended September 30, 2006, an increase of $8.7 million, or 19.7%, from $44.3 million in the same period for 2005. This increase is primarily the result of the indicated revenue and gross margin improvements, offset somewhat by higher SGA expenses.
Interest Income and Expense. Interest income totaled $82,000 and $372,000 for the three and nine months ended September 30, 2006, respectively, compared to $592,000 and $1.3 million in the same periods for 2005, respectively. The decrease in interest income is largely due to lower cash balances resulting from payments for acquisitions and stock repurchases over the last twelve months.
Interest expense totaled $239,000 and $332,000 for the three and nine months ended September 30, 2006, respectively, compared to $36,000 and $123,000 in the same periods for 2005, respectively. The increase in interest expense is largely due to borrowings from the line of credit.
Income Tax Expense. The Company’s effective income tax rate was approximately 41.9% and 42.0% for the three and nine months ended September 30, 2006, respectively, compared to an effective income tax rate of 40.9% for the three and nine months ended September 30, 2005. The increase in the tax rate is largely due to the non-deductibility associated with certain options being expensed under SFAS 123R.
Liquidity and Capital Resources
The Company’s primary cash requirements are the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $7.6 million at September 30, 2006. The Company’s cash balances are supplemented by borrowings available under the Company’s $60 million line of credit. The Company had outstanding borrowings of $20 million against its line of credit at September 30, 2006. The Company had a working capital deficit of $67.2 million as of September 30, 2006 and a working capital deficit of $25.0 million at December 31, 2005, arising primarily from long-term investments in fixed assets and acquisitions, as well as purchases of the Company’s common stock. The Company anticipates that it will continue to generate positive cash flows from operating activities for the remainder of 2006 and that the cash generated will be used principally to fund ongoing operations of its new and existing early care and education centers, as well as to repay amounts outstanding under its line of credit.
Cash provided from operations was $50.3 million for the nine months ended September 30, 2006 compared to cash provided from operations of $48.8 million for the nine months ended September 30, 2005. The increase in cash provided from operations is primarily the result of increases in net income and other non-cash expenses (primarily depreciation, amortization and stock-based compensation) as well as increases in income taxes payable. These amounts were offset by increases in accounts receivable, which was primarily due to the timing and amount of payments and are of a normal and recurring nature. Lastly, cash provided from deferred revenue balances are less than the comparable period in 2005 due to the timing of receipts and the amortization of balances for long-term arrangements.
Cash used in investing activities totaled $43.1 million for the nine months ended September 30, 2006 compared to $66.1 million in the corresponding period in 2005. Fixed asset additions totaled $23.6 million in 2006, with $17.5 million related to new early care and education centers and the remainder being primarily related to the refurbishment of early care and education centers. Cash paid for acquisitions totaled $19.7 million for the nine months ended September 30, 2006 compared to $56.3 million for the same period in 2005.
Cash used in financing activities totaled $21.7 million for the nine months ended September 30, 2006 compared to cash provided by financing activities of $5.5 million for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, the Company repurchased approximately 1,347,000 shares of its common stock at a cost of approximately $47.3 million. The Company received $4.3 million in proceeds from the issuance of restricted stock and the exercise of stock options in the nine months ended September 30, 2006, compared to $6.1 million for the same period in 2005. Additionally, upon the adoption of SFAS 123R the Company recorded an excess tax benefit related to the vesting or exercise of equity instruments of $1.8 million that had been previously reported as a cash flow from operating activities. The Company also had net borrowings of $20 million from its line of credit in 2006.
In 1999, the Board of Directors approved a plan to repurchase up to 2,500,000 shares of the Company’s Common Stock. In June 2006, the Board of Directors approved a plan to repurchase an additional 3,000,000 shares of the Company’s Common Stock. In the three and nine months ended September 30, 2006, the Company repurchased approximately 217,000 and 1,347,000 shares at a cost of $7.4 million and $47.3 million, respectively, completing the total repurchases available under the 1999 plan and bringing the total repurchases under the 2006 plan to 198,000 shares. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
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
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.
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
Critical Accounting Policies and Estimates
In the Company’s 2005 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to revenue recognition, accounts receivable, goodwill and other intangibles, liability for insurance obligations and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended September 30, 2006. The Company did not make any significant changes to these policies during 2006.
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
The Company conducted an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined under Rules 13a-15(b), promulgated under the Exchange Act. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 and December 31, 2005.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In 1999, the Board of Directors approved a plan to repurchase up to 2,500,000 shares of the Company’s Common Stock. In June 2006, the Board of Directors approved a plan to repurchase an additional 3,000,000 shares of the Company’s Common Stock. As of September 30, 2006, all shares approved under the 1999 plan had been repurchased and 198,000 shares of the shares approved under the 2006 plan had been repurchased. The following table presents the repurchases for the three months ended September 30, 2006:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares	Shares that May Yet
	Total Number		Purchased as Part of	Be Purchased Under
	of Shares	Average Price	Publicly Announced	the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs

July 1-31, 2006	217,352	$33.81	2,698,446	2,801,554
August 1-31, 2006	—	—	2,698,446	2,801,554
September 1-30, 2006	—	—	2,698,446	2,801,554

Total	217,352

Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
None
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2006

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

By:	/s/ Elizabeth J. Boland

Elizabeth J. Boland
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)