Form 10-K
period 2006-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2007-03-01
CIK 1060559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2006.
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
(617) 673-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 per value per share	The Nasdaq National Market
Securities registered pursuant to Section 12(g) of the Act:      None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐    No ☑
As of June 30, 2006, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (excluding directors and executive officers of the registrant) was approximately $971,545,344 (based on the closing price for the common stock as reported on The Nasdaq National Market on June 30, 2006). As of February 26, 2007, there were 26,188,476 outstanding shares of the registrant’s common stock, $0.01 par value per share, which is the only outstanding capital stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders to be held on May 8, 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
FORM 10-K ANNUAL REPORT

Cautionary Statement About Forward-Looking Information
The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. Forward-looking statements generally are identified by the words “believes”, “expects”, “anticipates”, “plans”, “estimates”, “projects” or similar expressions. These forward-looking statements concern the Company’s operations, economic performance and financial condition, and include statements regarding: opportunities for growth; the number of early care and education centers expected to be added in future years; the profitability of newly opened early care and education centers; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments, and other transactions; changes in operating systems or policies and their intended results; and, our expectations and goals for increasing center revenue, improving our operational efficiencies, and our projected operating cash flows.
Although we believe that forward-looking statements are based on reasonable assumptions, expected results may not be achieved and actual results may differ materially from the Company’s expectations. Forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, including but not limited to the factors discussed in the section entitled “Risk Factors” in Item 1A of this report. We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations that may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I
ITEM 1. Business
OVERVIEW
Bright Horizons Family Solutions, Inc. (generally referred to herein as “Bright Horizons”, the “Company”, “we”, “our” or “us”), a Delaware corporation, was formed as a result of the merger (the “Merger”) on July 24, 1998 between Bright Horizons, Inc. and CorporateFamily Solutions, Inc., each of which were national leaders in the field of child care services for the employer market.
Bright Horizons is a leading provider of workplace services for employers and families. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up care, before and after school care, summer camps, vacation care, college admissions counseling services, and other family support services. The Company operates 642 early care and education centers for more than 600 clients and has the capacity to serve approximately 69,000 children in 41 states, the District of Columbia, Puerto Rico, Canada, Ireland, and the United Kingdom. Our workplace services cater primarily to working families and provide a number of services designed to meet the business objectives of employers and the family needs of their employees. Our services are designed to (i) address employers’ ever-changing workplace needs, (ii) enhance employee productivity, (iii) improve recruitment and retention of employees, (iv) reduce absenteeism, and (v) help employers become the employer of choice within their industry.
Bright Horizons serves many leading corporations, including more than 95 Fortune 500 companies and 75 of Working Mother Magazine’s “100 Best Companies for Working Mothers”. Our employer clients include Abbott Laboratories, Alston & Bird, Amgen, Bank of America, Boeing, Bristol Myers Squibb, British Petroleum, Citigroup, Eli Lilly, GlaxoSmithKline PLC, IBM, Johnson & Johnson, JP Morgan Chase, LandRover, Microsoft, Motorola, Pfizer, Royal Bank of Scotland, Starbucks, Target, Timberland, Toyota, Union Pacific, Universal Studios, and Wachovia. We also provide services for well-known institutions such as Cambridge University, Duke University, the European Commission, the Federal Deposit Insurance Corporation (FDIC), JFK Medical Center, Johns Hopkins University, Massachusetts Institute of Technology, and the Professional Golfers Association (PGA) and Ladies Professional Golf Association (LPGA) Tours. Bright Horizons operates multiple early care and education centers for 50 of its employer clients.
BUSINESS STRATEGY
Bright Horizons is recognized as a leading quality service provider in our field by employers and working families. The Company is well positioned to serve its clients due to its quality programming, innovative approach to work/life strategies, extensive service offerings, and track record of serving employer sponsors and families. The principal elements of the Company’s business strategy are to be the partner of choice, provider of choice and employer of choice.
Partner of Choice. Bright Horizons seeks to partner with a wide variety of employers to offer unique high quality workplace benefits and solutions. We partner with employers across a wide spectrum of industries, from manufacturing, to healthcare and pharmaceutical operations, to financial services, universities, and a range of government agencies. Some of the key principles in this business strategy are:
•	Provider of Workplace Services. Due to the demographics of today’s workforce and the prevalence of dual career families, a growing number of employers are creating family benefits to attract and retain employees and support them as parents. By making investments in work-site child care, early education and back-up care, employers create a partnership between themselves, their employees (as parents), and Bright Horizons. These services address the critical human resources challenges of recruitment, retention, productivity, and reputation as an employer of choice. By creating the partnership with parents, Bright Horizons and the employer can simultaneously address the three most important criteria used by parents to evaluate and select an early care and education provider: quality of care, site convenience, and cost. Bright Horizons’ employer-sponsored facilities are conveniently located at or near the parents’ place of employment, and generally conform their hours of operation to the work schedule of the employer sponsor. Work-site early care and education centers allow parents to spend more time with their children, both while commuting and during the workday, and to participate in and monitor their child’s ongoing care and education.

•	Employer Sponsorship. Sponsorship helps reduce the Company’s start-up and operating costs and enables the Company to concentrate its investment in those areas that directly translate into high quality care, including teacher compensation, teacher-child ratios, curricula, continuing teacher education, facilities, and equipment. Additionally, the Company is able to offer parents high quality early care and education services at competitive tuition levels. Some employers offer subsidized tuition to their employees as part of their sponsorship and overall benefits package, further contributing to the offering of competitive tuition levels.

•	Leading Market Presence. Bright Horizons’ strategy has been to gain a leading market presence by leveraging the Company’s reputation and the visibility of its client relationships to enhance its marketing and market reach. In addition, the Company believes that clustering its early care and education centers in selected metropolitan and geographic areas provides operating advantages, such as local management and oversight, local recruiting networks, and efficient systems to deploy and train teachers. We believe that regional clustering serves as a competitive advantage in developing our reputation within geographic regions and securing new employer sponsorships in those areas.
Provider of Choice. The critical elements of the Company’s focus on quality leadership and on being the provider of choice include:
•	Highly Qualified Center Directors and Teachers. We believe our teachers’ education and experience are superior to the industry average, and that our employee turnover rates are less than those experienced in the industry. Our typical early care and education center director has significant child care experience and a college degree in an education-related field, with many early care and education center directors holding advanced degrees. The Company has developed a training program that establishes minimum standards for its teachers. Teacher training is conducted in each early care and education center and includes orientation and ongoing training, including training related to child development and education, health, safety, and emergency procedures. Management training is provided on an ongoing basis to all early care and education center directors and includes human resource management, risk management, financial management, customer service, and program implementation. Additionally, because we consider ongoing training essential to maintaining high quality service, early care and education centers have training budgets for their faculty that provide for in-center training, attendance at selected outside conferences and seminars, and partial tuition reimbursement for continuing education.

•	Proprietary Innovative Curricula. Bright Horizons’ developmentally appropriate, proprietary curricula is based on well established international research and theory and is recognized as high quality in the realm of early care and education in the United States and Europe. The Company is committed to excellence in the early education experience by creating a dynamic and carefully planned interactive environment designed for individualized active learning and personalized care. The Company’s educational program “The World at Their Fingertips: Education for Bright Horizons” (“World”) is a comprehensive program that includes Language Works, Math Counts, Science Rocks, Our World, Projections, and ArtSmart, the goals of which are to prepare children for academic excellence and build the foundations for success in life, while providing a rich and rewarding childhood. World provides a pedagogical framework that can incorporate accepted best practices in the United Kingdom, Ireland, and all the regions of the United States. Teachers plan a rich learning environment appropriate to their center that provides large and small group experiences and extended projects that are all designed to enrich the children’s learning and development. Teachers strive to create experiences appropriate for each child that provides both stimulation and challenge, which in turn help children find new answers and opportunities. Themes and directions emerge from the interests and experiences of the children, families, and teachers, which are incorporated into the children’s learning.

The key concepts of the World curriculum include: high expectations for every child; prime times: the importance of adult-child interactions; planned child choice learning environments; emergent curriculum; developmentally appropriate instruction; learning made visible through documentation and display; full parent partnerships; and 21st century technology. The development of language, mathematical reasoning, and scientific thought are emphasized throughout all the learning centers. The Company uses learning centers, outdoor environments, projects and activities, all of which are designed to allow children to independently explore, discover, and learn through their experiences. The Company’s early childhood educational services are provided based on the standards established in the United States by the National Academy of Early Childhood Programs (“NAECP”), a division of the National Association for the Education of Young Children (“NAEYC”), the Accreditation standards of the National Child Nursery Association in Ireland (“NCNA”), and the Office of Standards in Education (“OFSTED”) in the United Kingdom.

•	Intensive Teacher-Child Ratios. Intensive teacher-child ratios are a critical factor in providing quality early education, facilitating more focused care and enabling teachers to forge relationships with children and their parents. Each child’s caregiver is responsible for monitoring the child’s developmental progress and tailoring programs to meet the child’s individual needs, while engaging parents in establishing and achieving goals. Many other center-based child care providers conform only to the minimum teacher-child ratios mandated by applicable government regulations, which are often less intensive than Bright Horizons’ early care and education centers and vary widely from state to state.

•	Accreditation. Bright Horizons operates its early care and education centers to meet the highest quality standards. In the U.S., centers are operated based on the accreditation standards set forth by the National Association for the Education of Young Children (“NAEYC”), a national organization dedicated to improving the quality of care and developmental education provided for young children. The Company’s United Kingdom and Ireland early care and education centers are operated to achieve a similar high degree of quality, and are operated based on the accreditation standards set by OFSTED and NCNA. The Company believes that its commitment to following accreditation standards offers a competitive advantage in employer sponsorship opportunities, as the Company has experienced an increasing number of potential and existing employer sponsors that are requiring adherence to accreditation criteria. Accreditation criteria generally are more stringent than state regulatory requirements, and cover a wide range of quantitative and qualitative factors including, among others, educational qualifications and development of teachers, staffing ratios, health and safety, and the physical environment. Achieving accreditation is a long and challenging process. Within the U.S., it is estimated that only 8% of child care programs are NAEYC-accredited, and we believe the Company has proportionally more NAEYC-accredited early care and education centers than any other large child care provider network. Nearly 80% of the Company’s eligible U.S. early care and education centers have achieved this distinction.

•	Parent Support Mechanisms. Bright Horizons’ approach goes beyond the traditional scope of child care and early education and provides rich content and support mechanisms for parents. Through focus groups, parenting seminars, presentations, speaking engagements, e-family news (an electronically distributed parent newsletter), and periodicals, the Company provides resources for parents to support many aspects of parenthood and family issues.

•	Family-Friendly Facilities. Bright Horizons believes that warm, nurturing, and family-friendly facilities are an important element in fostering high quality learning environments for children. Our early care and education centers are generally custom-built and designed to be state of the art facilities that serve the children, families and teachers, and create a community of caring. Typical early care and education center design incorporates natural light, openness and direct access from the early care and education center to a landscaped playground with the objective of creating an environment that allows for the children to learn indoors and outdoors. The Company devotes considerable effort to equipping its early care and education centers with child-sized amenities and indoor and outdoor play areas with age-appropriate materials and design, while taking full advantage of technology for both administrative and classroom use. Facilities are designed to be cost-effective and fit specific sites, budgets and clients’ needs.
Employer of Choice. Bright Horizons focuses on maintaining its reputation as a premier employer in the early childhood education market and has been named as one of Fortune’s “100 Best Companies to Work for in America” for the seventh consecutive year. The Company believes that its above-average compensation, comprehensive and affordable benefits package, and opportunities for internal career advancement enable the Company to attract and retain highly qualified, well-educated, experienced and committed early care and education center directors and teachers.
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

Expand Relationships with Existing Employer Sponsors. Bright Horizons aims to expand its business relationships from its existing employer sponsor relationships by developing new early care and education centers for sponsors who have multiple sites, expanding existing early care and education centers to serve additional capacity, and offering additional services at its existing early care and education centers. Our experience has been that employer sponsors are more inclined to employ the Company on a multi-site basis following the successful operation of an initial early care and education center. The Company operates 227 early care and education centers for 50 multi-site sponsors.
Pursue Strategic Acquisitions. Bright Horizons seeks to acquire high quality early care and education centers and schools to expand quickly and efficiently into new markets, and increase its presence in existing geographic clusters. The fragmented nature of the child care, early education and family support services market continues to provide acquisition opportunities. The Company believes that many of the smaller regional chains and individual providers seek liquidity and/or lack the professional management and financial resources that are often necessary for continued growth. In addition, we pursue acquisitions of correlated businesses to expand service offerings to employers and working families.
Assume Management of High Quality Child Care Centers. The Company has assumed the management of a number of child care centers previously self-managed by employer sponsors as they outsource ancillary services, or from other child care providers. Assuming the management of existing centers enables Bright Horizons to develop new client relationships with little start-up investment.
Geographic Expansion. Bright Horizons seeks to target areas with similar demographic and demand profiles. By targeting areas with a concentration of potential and existing employer sponsors, the Company can offer a more comprehensive solution to an employer sponsor’s needs. We may choose to enter new markets by either acquiring or building new early care and education centers.
Develop and Market Additional Services. Bright Horizons develops and markets additional workplace and family support services, including Family Child Care Networks, family service centers, seasonal services (extending hours at existing early care and education centers to serve sponsors with highly seasonal work schedules), school vacation clubs, summer programs, elementary school programs, before and after school care, vacation care, special event child care, and college admissions counseling services. Additionally, the Company often works with its sponsors to offer unique solutions and provide additional services, such as care during weather-related emergencies, which allows Bright Horizons’ clients to offer child care services to their employees in alternate locations during extended period crisis events which disrupt usual business operations.
Additionally, the Company seeks to leverage existing centers by utilizing existing capacity to offer clients the ability to purchase back-up care, which serves the employees of the client when their primary child care options are unavailable.
Expand and Relocate Existing Early Care and Education Centers. In areas where Bright Horizons has been successful in operating an early care and education facility, it seeks to expand existing facilities to accommodate demand and enhance its market presence. The Company also relocates successful programs to new locations to take advantage of new facilities and/or additional space. At December 31, 2006, the Company had over 60 early care and education centers under development and scheduled to open over the next 12 to 24 months.
BUSINESS MODELS
Although the specifics of Bright Horizons’ contractual arrangements vary widely, they generally can be classified into two categories: (i) the management or cost plus (“Cost Plus”) model, where Bright Horizons manages an early care and education center under a cost-plus agreement with an employer sponsor, and (ii) the profit and loss (“P&L”) model, where the Company assumes the financial risk of the early care and education center’s operations. The P&L model may be either sponsored or leased as more fully described below. Under each model type the Company retains responsibility for all aspects of operating the early care and education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting tuition and related accounts receivable.
The Management (Cost Plus) Model. Early care and education centers operating under the Cost Plus model currently represent approximately 40% of our early care and education centers. Under the Cost Plus model, the Company receives a management fee from an employer sponsor and an operating subsidy within an agreed upon budget to supplement tuition received from parents. The sponsor typically provides for the facility, pre-opening and start-up costs, capital equipment and facility maintenance. The Cost Plus model enables the employer sponsor to have a greater degree of control with respect to budgeting, spending and operations. Cost Plus contracts have terms that generally range from three to five years. The Company is responsible for maintenance of quality standards, recruitment of early care and education center directors and teachers, implementation of curricula and programs, and interaction with parents.

The Profit and Loss Model. Early care and education centers operating under the P&L model currently represent approximately 60% of our early care and education centers. Bright Horizons retains financial risk for P&L early care and education centers and is therefore subject to variability in financial performance due to fluctuating enrollment levels. As noted above, the P&L model can be classified into two subcategories: (i) sponsored model, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor, and (ii) leased model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.
•	Sponsored Model. The sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), but may involve a consortium of employers, entering into a contract with the Company to provide early care and education at a facility located in or near the sponsor’s offices. The sponsor generally provides for the facilities or construction of the early care and education center, pre-opening expenses and assistance with start-up costs as well as capital equipment and initial supplies and, on an ongoing basis, may pay for maintenance and repairs. In some cases, the sponsor may also provide various subsidies, which may take the form of a fixed financial subsidy, tuition assistance to the employees, or minimum enrollment guarantees to the Company. Children of the sponsor’s employees typically are granted priority enrollment at the early care and education center. Operating contracts have terms that generally range from three to five years.

•	Lease Model. A lease model early care and education center is typically located in an office building or office park. The early care and education center serves as an amenity to the real estate developer’s tenants, giving the developer an advantage in attracting quality tenants to their site. In addition, the Company may establish an early care and education center in circumstances where it has been unable to cultivate sponsorship, or where sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations where experience and demographics indicate that demand for the Company’s services exists. While the facility is open to general enrollment from the nearby community, the Company may also receive additional sponsorship from employers who purchase full service child care or back-up care benefits for their employees. Bright Horizons typically negotiates lease terms of 10 to 15 years, with renewal options.
OPERATIONS
General. Bright Horizons is organized into fourteen operational divisions, largely along geographic lines. Each division is managed by a Divisional Vice President, and is further divided into regions. Each region is headed by a Regional Manager who oversees the operational performance of approximately six to eight early care and education centers and is responsible for supervising the program quality, financial performance, and client relationships. A typical early care and education center is managed by a small administrative team, under the leadership of a center director. A center director has day-to-day operating responsibility for the early care and education center, including training, management of teachers, licensing compliance, implementation of curriculum, conducting child assessments, and marketing. Bright Horizons’ corporate offices provide centralized administrative support consisting of most accounting, finance, information systems, legal, payroll, risk management, and human resources functions.
Center hours of operation are designed to match the schedules of the sponsor or sponsors. Most early care and education centers are open ten to twelve hours a day with typical hours of operation from 7:00 a.m. to 6:00 p.m., Monday through Friday. Bright Horizons offers a variety of enrollment options, ranging from full-time to part-day and part-week options. In addition, children from the community attend our early care and education centers, where such enrollment is permitted under the terms of the contract.
Tuition depends upon the age of the child, the teacher-child ratio, the geographic location and the extent to which an employer sponsor subsidizes tuition. Based on a representative sample of the Company’s early care and education centers, the average tuition rate for infants in the United States was $1,335 per month, $1,240 per month for toddlers and $1,000 per month for preschoolers. Tuition at most of our early care and education centers is payable in advance and is due either monthly or weekly. In some cases, parents can pay tuition through payroll deductions or through automated clearing house (“ACH”) withdrawals.
Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months, at which time families are often on vacation or have alternative child care arrangements. In addition, enrollment declines as older children transition to elementary schools. Demand for the Company’s services generally increases in September and October to normal enrollment levels upon the beginning of the new school year and remains relatively stable throughout the rest of the school year.

Segments. Bright Horizons offers workplace services comprised mainly of center-based child care, back-up care, elementary education, college admissions counseling services, and consulting services. The Company operates under two reporting segments consisting of center-based care and ancillary services. Center-based care includes child care, back-up care, and elementary education. The Company’s ancillary services consist of college admissions counseling services and consulting services. For certain historical financial information regarding our segments, as well as financial information by geographic area, see Footnote 17 to our Consolidated Financial Statements below in the section entitled “Financial Statements and Supplementary Data” in Item 8 of this report.
Facilities. The Company’s early care and education centers are primarily operated at work-site locations and vary in design and capacity in accordance with sponsor needs and state and federal regulatory requirements. The Company’s North American based early care and education centers typically range from 6,000 to 12,000 square feet and have an average capacity of 118 children. The Company’s European locations average a capacity of 57 children. As of December 31, 2006, the Company’s early care and education centers had a total licensed capacity of approximately 69,000 children, with the smallest center having a capacity of 12 children and the largest having a capacity of 572 children
Bright Horizons believes that attractive, spacious and child-friendly facilities with a warm, nurturing and welcoming atmosphere are an important element in fostering a high quality learning environment for children. The Company’s early care and education centers are designed to be open and bright and to maximize visibility throughout the early care and education center. The Company devotes considerable resources to equipping its early care and education centers with child-sized amenities, indoor and outdoor play areas of age-appropriate materials and design, family hospitality areas and computer centers. Commercial kitchens are typically present in those early care and education centers where regulations require that hot meals be prepared on site.
Health and Safety. The safety and well-being of the children and its employees are paramount for the Company. The Company employs a variety of security measures at its early care and education centers, which typically include electronic access systems and sign-out procedures for children, among other site-specific procedures. In addition, Bright Horizons’ trained teachers and open center design helps ensure the health and safety of children. Our early care and education centers are designed to minimize the risk of injury to children by incorporating such features as child-sized amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment, and cushioned fall-zones surrounding play structures.
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
MARKETING
Bright Horizons markets its services to both employer sponsors and parents. The Company’s sales force and senior management maintain relationships with larger clients and actively pursue potential new employer sponsors across a wide variety of industry sectors. The Company’s sales force is organized on both a national and regional basis, and is responsible for identifying potential employer sponsors, targeting real estate developers, identifying potential acquisitions and managing the overall sales process. As a result of Bright Horizons’ visibility as a high quality child care provider, potential sponsors regularly contact the Company requesting proposals. Bright Horizons competes for most employer-sponsorship opportunities via a request for proposal process. In addition, the Company’s Board of Directors, senior officers and Advisory Board members are involved at the national level with education, work/life and children’s advocacy, and their prominence and involvement in such issues plays a key role in attracting new clients and developing additional services and products for existing clients.
Early care and education center directors are typically responsible for local marketing to prospective parents. New enrollment is generated by word of mouth, print advertising, direct mail campaigns, web-based advertising, parent referral programs, and business outreach. The Company also has a parent marketing department that supports directors through the development of marketing programs, including the preparation of promotional materials. Our early care and education center directors may receive assistance from employer sponsors, who often provide access to channels of internal communication such as e-mail, websites, intranets, mailing lists, and internal publications. In addition, many sponsors promote the early care and education center as an important employee benefit.

COMPETITION
The market for early care and education services is highly fragmented and competitive, and Bright Horizons experiences competition for enrollment and for sponsorship of its early care and education centers from many sources. Bright Horizons believes that the key factors in the competition for enrollment are quality of care, site convenience and cost. The Company competes for enrollment with nannies, relatives, family child care (operated out of the care-giver’s home) and center-based child care providers, including for profit, not-for-profit and government-based providers. Employer sponsor support enables us to limit our start-up and operating costs and concentrate the investment in those areas that directly translate into high quality early education, specifically teacher compensation, teacher-child ratios, curricula, continuing teacher education, facilities and equipment. We believe that many center-based child care providers are able to offer care at a lower price than Bright Horizons by utilizing less intensive teacher-child ratios, and offering their staff lower pay and limited or unaffordable benefits. While our tuition levels are generally above those of our competitors, we believe we are able to compete effectively by offering the convenience of a work-site location and a higher level quality of care and education.
Many residential center-based child care chains either have divisions that compete for employer sponsorship opportunities, or are larger and may compete successfully against the Company for employer sponsors. We believe there are fewer than ten companies that currently operate child care centers across the United States and one company that operates in the United States and abroad.
The Company’s main competitors include a variety of regional providers, such as Lipton Corporate Child Care Centers, Inc., and the employer-sponsored child care divisions of large child care chains that primarily operate residential child care centers such as Knowledge Learning Corporation, The Learning Care Group, Inc., and ABC Learning Care Group, Ltd. in the United States, and Kids Unlimited and Child Base in Europe. Management believes that the Company is distinguished from its competitors by its primary focus on employer clients and track record for achieving or maintaining high quality standards. Bright Horizons believes it is well-positioned to attract sponsors who wish to outsource the management of new or existing work-site early care and education centers due to the Company’s extensive service offerings, established reputation, position as a quality leader, and track record of serving major employer sponsors. Additionally, the Company believes that it offers the only multi-national solution for major employer sponsors.
EMPLOYEES
As of December 31, 2006, Bright Horizons employed approximately 18,000 employees (including part-time and substitute teachers), of whom approximately 550 were employed at the Company’s corporate, divisional and regional offices and the remainder of whom were employed at the Company’s early care and education centers. Early care and education center employees include teachers and support personnel. The total number of employees includes approximately 1,800 employees in Europe.
The Company has agreements with labor unions that represent approximately 570 employees of the Company’s early care and education centers operated under agreements with the United Auto Workers and Ford Motor Company (“UAW-Ford”) and with the United Auto Workers and General Motors Corporation. The Company believes that it has a good relationship with the union and its representatives and with these employees.
REGULATION
Child care centers are subject to numerous regulations and licensing requirements. Although these regulations vary from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of teachers to children, educational qualifications and training of teachers, record keeping, the dietary program, the daily curriculum, hiring practices, and compliance with health and safety standards. In most jurisdictions, these agencies conduct scheduled and unscheduled inspections of centers, and licenses must be renewed periodically. Regulations have been enacted in most jurisdictions that establish requirements for employee background checks or other clearance procedures for employees of child care facilities. In addition to the mandated background checks, new employees and regular visitors must also undergo the Company’s more extensive background check. Early care and education center directors and regional managers are responsible for monitoring each early care and education center’s compliance with such regulations. Repeated failures by an early care and education center to comply with applicable regulations can subject it to sanctions, which can include fines, corrective orders, being placed on probation or, in more serious cases, suspension or revocation of the early care and education center’s license to operate, and could require significant expenditures by the Company to bring its early care and education centers into compliance. In addition, state and local licensing regulations generally provide that licenses held may not be transferred. As a result, any transferee of a family services business (primarily child care) must apply to the applicable administrative bodies for new licenses. There can be no assurance that the Company would not have to incur material expenditures to re-license early care and education centers it may acquire in the future. Management believes the Company is in substantial compliance with all material regulations applicable to its business.
There are currently certain tax incentives in the U.S. for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 35% of certain child care expenses for “qualifying individuals” (as defined therein). The Company believes the fees paid to Bright Horizons for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. The amount of the qualifying child care expenses is limited to $3,000 for one child and $6,000 for two or more children, and, therefore, the maximum credit ranges from $600 to $1,050 for one child and from $1,200 to $2,100 for two or more children.
TRADEMARKS AND SERVICE MARKS
The Company believes that its name and logo are important to its operations. The Company owns and uses various registered and unregistered trademarks and service marks covering the name Bright Horizons Family Solutions, our logo and a number of other names, slogans and designs. A federal registration in the United States is effective for 10 years and may be renewed for additional periods, subject only to required filings based on continued use of the mark by the registrant.
INSURANCE
Bright Horizons currently maintains the following major types of commercial insurance policies: workers’ compensation, commercial general liability (including coverage for sexual and physical abuse), professional liability, automobile liability, excess “umbrella” liability, commercial property coverage, student accident coverage, employment practices liability, and directors’ and officers’ liability. These policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. Management believes that the Company’s current insurance coverages are adequate to meet its needs.
Bright Horizons has not experienced difficulty in obtaining insurance coverage, but there can be no assurance that adequate insurance coverage, particularly coverage for sexual and physical abuse, will be available in the future, or that the Company’s current coverage will protect it against all possible claims.
EXECUTIVE OFFICERS OF THE COMPANY
Set forth below is certain information regarding the executive officers of the Company:
Linda A. Mason, 52 – Chairman. Ms. Mason has served as a director of the Company since its inception in 1998. Ms. Mason co-founded Bright Horizons, Inc. in 1986, and Ms. Mason served as President of Bright Horizons, Inc. until July 1998. Prior to this, Ms. Mason was co-director of the Save the Children relief and development effort in Sudan and worked as a program officer with CARE in Thailand. Ms. Mason is currently also a director of Horizons for Homeless Children, a non-profit organization that provides support for homeless children and their families; Whole Foods Market, Inc., an owner and operator of natural and organic food supermarkets; and is the Chair of the Advisory Board of the Yale University School of Management. Ms. Mason is the wife of Roger H. Brown who is Vice Chairman of the Board of Directors.
David H. Lissy, 41 – Chief Executive Officer. Mr. Lissy has served as a director of the Company since November 2001 and has also served as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. Mr. Lissy joined Bright Horizons as Vice President of Development in September 1997. Prior to joining Bright Horizons Mr. Lissy served as Senior Vice President/General Manager at Aetna U.S. Healthcare, of the employee benefits division of Aetna, Inc., in the New England region. Prior to that role, Mr. Lissy was Vice President of Sales and Marketing for U.S. Healthcare and had been with U.S. Healthcare in various sales and management roles since 1987.
Mary Ann Tocio, 58 – President and Chief Operating Officer. Ms. Tocio has served as a director of the Company since November 2001 and has also served as Chief Operating Officer of the Company since November 1993. Ms. Tocio was appointed President in June 2000. Ms. Tocio joined Bright Horizons in 1992 as Vice President and General Manager of Child Care Operations. From 1983 to 1992, prior to joining Bright Horizons, Ms. Tocio held several positions with Wellesley Medical Management, Inc., including Senior Vice President of Operations, where she managed more than 100 ambulatory care centers nationwide. Ms. Tocio is currently also a member of the board of directors of Harvard Pilgrim Health Care and Mac-Gray Corporation.
Elizabeth J. Boland, 47 – Chief Financial Officer and Treasurer. Ms. Boland has served as Chief Financial Officer of the Company since June 1999. Ms. Boland joined Bright Horizons in 1997 as Chief Financial Officer and, subsequent to the merger between Bright Horizons, Inc. and CorporateFamily Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. From 1994 to 1997, prior to joining Bright Horizons, Inc., Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President of Finance for The Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. Prior to that role, from 1981 to 1990, she worked on the audit staff at Price Waterhouse LLP in Boston, completing her tenure as a senior audit manager.
Stephen I. Dreier, 64 – Chief Administrative Officer and Secretary. Mr. Dreier has served as Chief Administrative Officer and Secretary of the Company since 1997. He joined Bright Horizons in 1988 as Vice President and Chief Financial Officer. He later became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons’ Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer. From 1976 to 1988, prior to joining Bright Horizons, Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company.
AVAILABLE INFORMATION
The Company’s website address is www.brighthorizons.com. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on the Company’s website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission (“SEC”). The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
ITEM 1A. Risk Factors
Each of the following risks, individually or as a group, could have a material adverse affect on the Company’s business, results of operations, financial condition or cash flows.
Changes in economic conditions could negatively affect our operating results. The Company’s operations are subject to general economic conditions. A significant portion of the Company’s revenue is derived from employer sponsors who have historically reduced their expenditures for work-site family services during economic downturns. Should the economy experience prolonged weakness, employer clients may reduce or eliminate their sponsorship of work and family services, and prospective clients may not commit resources to such services. In addition, a reduction in the size of an employer’s workforce could negatively impact the demand for our services. The Company’s revenues depend, in part, on the number of dual income families and working single parents who require child care services. A deterioration of general economic conditions may adversely impact the Company’s operations and the need for its services because out-of-work parents may diminish or discontinue the use of child care services. Additionally, we may not be able to increase tuition at a rate consistent with increases in operating costs.
The growth of our business may be adversely affected if we do not implement our growth strategies successfully. The Company’s ability to grow in the future will depend upon a number of factors, including the ability to develop and expand new and existing client relationships, to expand the services and programs offered by the Company, to maintain high quality services and programs, and to hire and train qualified personnel. Achieving and sustaining growth increases the demands on the Company’s resources, which may require the implementation of enhancements to operational and financial systems, and will be dependant on the Company’s ability to expand its sales and marketing force. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth.
Acquisitions may disrupt our operations or expose us to additional risk. Acquisitions are an integral part of our growth strategy. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, not meeting financial objectives, increased costs, undisclosed liabilities not covered by insurance or terms of acquisition, diversion of management’s attention and resources in connection with an acquisition, and loss of key employees of the acquired operation. No assurance can be given as to the Company’s success in identifying, executing and integrating acquisitions in the future.

Changes in our relationships with employer sponsors may affect our operating results. A significant portion of the Company’s business is derived from early care and education centers associated with employer sponsors for whom the Company provides work-site family services for single or multiple sites pursuant to contractual arrangements. While the Company has a history of consistent contract renewals, there can be no assurance that future renewals will be secured. The termination or non-renewal of a significant number of contracts or the termination of a multiple-site client relationship could have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.
Significant competition in our industry could adversely affect our results of operations. The Company competes for enrollment and sponsorship of its early care and education centers in a highly fragmented market. For enrollment, the Company competes with family child care (operated out of the caregiver’s home) and center-based child care (such as residential and work-site child care centers, full and part-time nursery schools, private and public elementary schools, and church-affiliated and other not-for-profit providers). In addition, substitutes for organized child care, such as relatives and nannies caring for a child, can represent lower cost alternatives to our services. Management believes the Company’s ability to compete successfully depends on a number of factors, including quality of care, site convenience, and cost. The Company often is at a price disadvantage to its competition, who may have access to greater financial resources than the Company, have greater name recognition, or have lower operating costs. In addition, competitors may be able to operate with little or no rental expense and generally do not comply or are not required to comply with the same health, safety, insurance, and operational regulations as the Company. Therefore, there can be no assurance that the Company will be able to compete successfully against current and future competitors.
The Company competes with other organizations that vary in size, scope, business objectives, and financial resources. Increased competition for employer relationships on a national or local basis could result in increased pricing pressure and/or loss of market share, as well as impact the Company’s ability to attract and retain qualified early care and education center personnel and its ability to pursue its growth strategy successfully.
The Company depends on key management and key employees to manage our business. The success of the Company is highly dependent on the efforts, abilities, and continued services of its executive officers and other key employees. The Company believes that its future success will depend upon its ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, divisional, regional, and early care and education center director personnel.
Our business depends largely on our ability to hire and retain qualified teachers. The Company may experience difficulty in attracting, hiring, and retaining qualified teachers in various markets, which may require us to offer increased salaries and enhanced benefits in more competitive markets. Difficulties in hiring and retaining qualified personnel may affect the Company’s ability to meet growth objectives and to take advantage of additional enrollment opportunities at its early care and education centers.
The Company relies on the ability to maintain effective internal controls over financial reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. A control system can only provide reasonable, not absolute, assurance that misstatements in financial reporting will be detected or prevented. The effectiveness of internal controls may deteriorate if controls become inadequate due to changes in conditions, or if compliance with the policies or procedures declines. As described more fully in its report on pages 52 to 53 of this 2006 Annual Report on Form 10-K, management has concluded that the Company’s internal control over financial reporting was effective at December 31, 2006. There can be no assurances that future control deficiencies and material weaknesses will not emerge.
Our operating results are subject to seasonal fluctuations. The Company’s revenue and results of operations fluctuate with the seasonal demands for child care. Revenue in our early care and education centers that have mature operating levels typically declines during the third quarter as a result of decreased enrollments over the summer months as parents withdraw their children for vacations, as well as older children transition into elementary schools. There can be no assurance that the Company will be able to adjust its expenses on a short-term basis to minimize the effect of these fluctuations in revenue. The Company’s quarterly results of operations may also fluctuate based upon the number and timing of early care and education center openings and/or closings, acquisitions, the performance of new and existing early care and education centers, the contractual arrangements under which early care and education centers are operated, the change in the mix of such contractual arrangements, competitive factors, and general economic conditions. The inability of existing early care and education centers to maintain their current enrollment levels and profitability, the failure of newly opened early care and education centers to contribute to profitability, and the failure to maintain and grow the consulting and development services could result in additional fluctuations in future operating results of the Company on a quarterly or annual basis.

The Company may not be able to obtain and maintain adequate insurance at a reasonable cost. The Company currently maintains the following major types of commercial insurance policies: workers’ compensation, commercial general liability (including coverage for sexual and physical abuse), professional liability, automobile liability, excess “umbrella” liability, commercial property coverage, student accident coverage, employment practices liability, and directors’ and officers’ liability. These policies provide for a variety of coverages and are subject to various limitations, exclusions and deductibles. To date, Bright Horizons has been able to obtain insurance in amounts it believes to be appropriate. There can be no assurance that such insurance, particularly coverage for sexual and physical abuse, will continue to be readily available to the Company in the form or amounts the Company has been able to obtain in the past or that the Company’s insurance premiums will not materially increase in the future as a consequence of conditions in the insurance business or in the child care industry.
Adverse publicity could impact the demand for our services. Adverse publicity concerning reported incidents of child abuse at any early care and education center, whether or not directly relating to or involving Bright Horizons, could result in decreased enrollment at the Company’s early care and education centers, termination of existing corporate relationships or inability to attract new corporate relationships, or increased insurance costs, all of which could adversely affect the Company’s operations.
Changes in the demand for work and family services may affect the Company’s operating results. The Company’s business strategy depends on employers and working families recognizing the value in providing employees with workplace services. There can be no assurance that there will be continued growth in the number of employers that view work-site family services as cost-effective or beneficial to their work forces. There can be no assurance that demographic trends, including the number of dual-income families in the work force, will continue to lead to increased market share.
We may become subject to litigation proceedings that may adversely affect our business. Because of the nature of our business, the Company may be subject to claims and litigation alleging negligence, inadequate supervision or other grounds for liability arising from injuries or other harm to the people we serve, primarily children. In addition, claimants may seek damages from Bright Horizons for child abuse, sexual abuse and other acts allegedly committed by Company employees. There can be no assurance that additional lawsuits will not be filed, that the Company’s insurance will be adequate to cover liabilities resulting from any claim, or that any such claim or the publicity resulting from it will not have a material adverse effect on the Company’s business, results of operations, and financial condition including, without limitation, adverse effects caused by increased cost or decreased availability of insurance, and decreased demand for our services from employer sponsors and parents.
Changes in laws and regulations could impact the way we conduct business. The Company’s early care and education centers are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of teachers to children, educational qualifications and training of staff, record keeping, the dietary program, the daily curriculum, hiring practices, and compliance with health and safety standards. Failure of an early care and education center to comply with applicable regulations and requirements could subject it to governmental sanctions, which can include fines, corrective orders, being placed on probation, or, in more serious cases, suspension or revocation of the early care and education center’s license to operate, and could require significant expenditures by the Company to bring its early care and education centers into compliance. Although the Company expects to pay employees at rates above the minimum wage, increases in the statutory minimum wage could result in a corresponding increase in the wages paid to the Company’s employees.
Significant increases in the cost of insurance claims may negatively affect our profitability. The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. Due to the nature of these liabilities, some of which may not fully manifest themselves for several years, the Company estimates the obligations for liabilities incurred but not yet reported or paid based on available data and experience. While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The market price of our common stock may be volatile. The prices at which the Company’s common stock trades is determined by the marketplace and is influenced by many factors, including fluctuations in our quarterly operating results, investor perception of the Company and of our industry, general economic market conditions and world events. Factors such as announcements of new services, new clients or acquisitions, by the Company, its competitors or third parties, as well as market conditions in our industry, could cause the market price of the Company’s common stock to fluctuate substantially. Volatility of the stock market and general movements in the prices of stocks may also affect the market price of our stock. In addition, awards under the Company’s stock incentive plan may cause dilution to existing stockholders.
Governmental universal child care benefit programs could reduce the demand for our services. National, state or local child care benefit programs comprised primarily of subsidies in the form of tax credits or other direct government financial aid provides the Company opportunities for expansion in additional markets. However, a universal benefit with governmentally mandated or provided child care could reduce the demand for early care services at the Company’s existing early care and education centers.
Provisions in the Company’s certificate of incorporation and bylaws, as well as provisions of Delaware law, could delay or prevent a takeover. The Company’s certificate of incorporation and bylaws contain certain provisions that could make more difficult the acquisition of the Company by means of a tender offer, a proxy contest or otherwise. These provisions establish staggered terms for members of the Company’s Board of Directors and include advance notice procedures for stockholders to nominate candidates for election as directors of the Company and for stockholders to submit proposals for consideration at stockholders’ meetings. In addition, the Company is subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which limits transactions between a publicly held company and “interested stockholders” (generally, those stockholders who, together with their affiliates and associates, own 15% or more of a company’s outstanding capital stock). This provision of the DGCL may have the effect of deterring certain potential acquisitions of Bright Horizons. The Company’s certificate of incorporation provides for 5,000,000 authorized but unissued shares of preferred stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Company’s Board of Directors without any further action by stockholders.
A regional or global health pandemic could severely disrupt our business. A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, the Company’s business could be severely affected. Enrollment in our centers could experience sharp declines as parents might avoid taking their children out in public in the event of a health pandemic, and local, regional or national governments might limit or ban public interactions to halt or delay the spread of disease causing business disruptions and the temporary closure of our centers. Additionally, a health pandemic could also impair our ability to hire and retain an adequate level of staff. The impact of a health pandemic on Bright Horizons might be disproportionately greater than on other companies that depend less on the interaction of people for the sale of their products and services.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Bright Horizons leases approximately 50,000 square feet of office space for its corporate headquarters in Watertown, Massachusetts, under an operating lease that expires in 2010 with two five-year renewal options. The Company also has leases for a number of regional administrative offices.
As of December 31, 2006, Bright Horizons operated 642 early care and education centers in 41 states and the District of Columbia, Puerto Rico, Canada, Ireland, and the United Kingdom, of which 33 were owned, with the remaining centers being operated under leases or operating agreements. The leases typically have initial terms ranging from ten to fifteen years with various expiration dates, often with renewal options. Certain owned properties are subject to mortgages that secure our performance under the terms of operating agreements with client sponsors.

The following table summarizes the locations of our early care and education centers as of December 31, 2006:

Location	Number of centers
Alabama	3
Arizona	4
California	54
Colorado	17
Connecticut	25
Delaware	9
District of Columbia	12
Florida	22
Georgia	15
Illinois	38
Indiana	8
Iowa	5
Kansas	1
Kentucky	5
Louisiana	2
Maine	2
Maryland	8
Massachusetts	56
Michigan	21
Minnesota	7
Mississippi	1
Missouri	7
Nebraska	4
Nevada	5
New Hampshire	3
New Jersey	34
New Mexico	1
New York	34
North Carolina	22
Ohio	15
Oklahoma	1
Oregon	1
Pennsylvania	16
Puerto Rico	1
Rhode Island	2
South Carolina	1
South Dakota	2
Tennessee	7
Texas	20
Utah	1
Virginia	11
Washington	20
Wisconsin	9
Canada	2
Ireland	8
United Kingdom	100
We believe that our properties are generally in good condition and that they are adequate for our operations.
ITEM 3. Legal Proceedings
Bright Horizons is, from time to time, subject to claims and suits arising in the ordinary course of its business. Such claims have, in the past, generally been covered by insurance. We believe the resolution of legal matters will not have a material effect on the Company’s financial condition, results of operations, or cash flows, although no assurance can be given with respect to the ultimate outcome of any such actions. Furthermore, there can be no assurance that the Company’s insurance will be adequate to cover all liabilities that may arise out of claims brought against the Company.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2006.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “BFAM”. The table below sets forth the high and low quarterly sales prices per share for the Company’s Common Stock as reported in published financial sources for each quarter during the last two years:

Price Range of Common Stock
	2006		2005
	High	Low	High	Low
First Quarter	$40.65	$33.06	$35.85	$26.65
Second Quarter	$40.28	$34.68	$41.60	$31.50
Third Quarter	$42.50	$31.80	$46.72	$36.32
Fourth Quarter	$44.98	$35.80	$42.00	$34.38
STOCKHOLDERS AND DIVIDENDS
We had 121 stockholders of record of the Company’s Common Stock at February 26, 2007. This number does not include those stockholders who hold shares in street name accounts.
The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain all earnings to support operations and to finance expansion of its business. Therefore, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Any future decision concerning the payment of dividends on the Company’s Common Stock will be at the discretion of the Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, and capital needs at the time payment is considered.
ISSUER PURCHASES OF EQUITY SECURITIES
The Company repurchases shares of its Common Stock as authorized by the Board of Directors. In 1999, the Board of Directors approved a plan to repurchase up to 2.5 million shares of the Company’s Common Stock. The Company completed the repurchase of the authorized shares under this plan in 2006. The Board of Directors approved a new plan authorizing the Company to repurchase an additional 3 million shares of the Company’s Common Stock in June 2006. In the year ended December 31, 2006, the Company repurchased approximately 1.5 million shares at a cost of $54.1 million, of which 381,000 shares were repurchased under the 2006 plan. A total of 1 million shares repurchased under authorized plans were retired prior to 2005. The following table presents the repurchases for the three months ended December 31, 2006:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

October 1-31, 2006	—	—	2,698,446	2,801,554
November 1- 30, 2006	25,000	$36.83	2,723,446	2,776,554
December 1-31, 2006	157,545	$36.80	2,880,991	2,619,009

Total	182,545

Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.

ITEM 6. Selected Financial Data
The following financial information has been derived from the Company’s audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, and the Consolidated Financial Statements and Notes thereto included in Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K.

	Year ended December 31,
	2006	2005	2004	2003	2002
		(In thousands, except per share amounts)
Consolidated statement of income data:
Revenue	$697,865	$625,259	$551,763	$472,756	$407,532
Amortization	3,376	1,916	1,012	548	377
Income from operations (1)	71,663	60,656	46,753	34,583	26,249
Income before taxes (1)	71,267	61,942	47,096	34,645	26,273
Net income (1)	41,723	36,701	27,328	20,014	15,319
Diluted earnings per share	$1.52	$1.29	$0.98	$0.75	$0.59
Weighted average diluted shares outstanding	27,391	28,392	27,846	26,746	26,050

Financial position at year end:
Working capital (deficit) surplus	$(71,853)	$(25,016)	$11,819	$(2,269)	$(8,725)
Total assets	409,370	353,699	296,605	247,065	201,290
Total long-term debt, including current maturities	4,453	1,312	2,099	2,661	542
Total stockholders’ equity	223,838	217,179	186,244	145,506	109,627
Dividends per common share	—	—	—	—	—

Operating data at year end
Early care and education centers managed	642	616	560	509	465
Licensed capacity	69,000	66,350	61,950	59,250	53,850

(1)	Financial statement amounts for 2006 include incremental compensation expense of $2.7 million ($2.0 million after taxes) related to the Company’s adoption of SFAS No. 123R, ‘‘Share-Based Payment’’. In accordance with the modified prospective method, financial statement amounts for the prior periods presented have not been adjusted.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY AND GENERAL DISCUSSION
Bright Horizons is a leading provider of workplace services for employers and families. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up care, before and after school care, summer camps, vacation care, college admissions counseling services, and other family support services.
As of December 31, 2006, the Company managed 642 early care and education centers, with more than 60 early care and education centers under development. The Company has the capacity to serve approximately 69,000 children in 41 states, the District of Columbia, Puerto Rico, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 95 Fortune 500 companies and 75 of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 534 North American centers average a capacity of 118 children per location or approximately 63,000 in total capacity, while the 108 early care and education centers in the United Kingdom and Ireland average a capacity of approximately 57 children per location or approximately 6,000 in total capacity. At December 31, 2006, approximately 60% of the Company’s centers were operated under profit and loss (“P&L”) arrangements and approximately 40% were management (“Cost Plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.
The Company seeks to enhance its reputation as the provider of choice for a broad spectrum of work-life services. In 2006, the Company expanded its ancillary service offerings to clients with the acquisition of College Coach, which specializes in college admissions counseling. In addition to college counseling services the Company offers strategic work/life consulting and other services designed to assist clients in providing a broader offering of work/life benefits to their employees.
Bright Horizons operates centers for a diversified group of clients. At December 31, 2006, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers
Consumer	5%
Financial Services	15%
Government and Education	15%
Healthcare	10%
Industrial/Manufacturing	10%
Office Park Consortiums	30%
Pharmaceutical	5%
Professional Services and Other	5%
Technology	5%
The principal elements of the Company’s business strategy are to be the partner of choice, provider of choice and employer of choice. This business strategy is centered on several key elements: identifying and executing on growth opportunities with new and existing clients; achieving sustainable operating margin improvement; maintaining our competitive advantage as the employer of choice in our field; and, continuing the high quality of our programs and customer satisfaction. The alignment of key demographic, social and workplace trends combined with an overall under supply of quality childcare options for working families continues to fuel strong interest in the Company’s services. General economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates.
The Company achieved revenue growth of approximately 12% for the year ended December 31, 2006 as compared to 2005. The revenue growth was principally due to the increase in the number of centers the Company operates, additional enrollment in ramping centers as well as in mature centers, price increases of 4-5% and expanded services for existing clients. The Company added 49 centers since December 31, 2005 through a combination of organic growth, acquisitions and transitions of management of existing programs. Acquisitions remain an important element of the Company’s overall growth strategy, and of the new centers added in 2006, 19 were added via acquisition, adding a group of 7 centers in the United States and a total of 12 centers in the United Kingdom. Another key element of the Company’s growth strategy is expanding relationships with existing clients. In 2006, the Company added 8 new locations for 6 multi-site clients, and the Company now serves a total of 50 multi-site clients at 227 locations. Lastly, the Company introduced enhanced service offerings such as Back-Up Care Advantage and the aforementioned college admissions counseling services as a way to extend client relationships.
The Company improved operating margins from 9.7% in 2005 to 10.3% in 2006, through disciplined pricing strategies which enable management to systematically increase prices in advance of cost increases, careful management of personnel costs, favorable trends in personnel related costs, modest enrollment gains, and the addition of mature centers through acquisitions and transitions of management. The improvement in operating margin is also attributable to the contributions of ChildrenFirst, Inc., whose operating results were included for four months in 2005 upon the completion of their acquisition in the third quarter, compared to a full year in 2006. The ChildrenFirst back-up centers generate higher margins, on average, than the Company’s full service centers. The opportunity to achieve additional margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping centers; annual tuition increases above the levels of annual wage increases; careful cost management; additional growth in expanded service offerings to clients; and the successful integration of acquisitions and transitions of management to our network of centers.
Finally, one of the Company’s guiding principles is its focus on sustaining the high quality of its services and programs while achieving revenue growth and increasing operating profitability. Nearly 80% of the Company’s eligible domestic early care and education centers are accredited by the National Association for the Education of Young Children (“NAEYC”). The Company also operates high quality programs based on the accreditation standards of the Office of Standards in Education (“OFSTED”) and National Child Nursery Association (“NCNA”) care standards in the United Kingdom and Ireland, respectively.
New Centers. In 2006, the Company added 49 early care and education centers with a total capacity of approximately 4,300 children. Of these center additions, 19 were added through acquisition, 7 through transition from previous management and 23 were new centers developed by Bright Horizons. In the same period, the Company closed 23 centers that were either not meeting operating objectives or transitioned to other service providers. The Company currently has over 60 centers under development, scheduled to open over the next 12 to 24 months, and currently expects to be operating between 670-680 centers at the end of 2007.
Center Economics. The Company’s revenue is principally derived from the operation of early care and education centers. Early care and education center revenues consist of tuition, which is comprised of amounts paid by parents, supplemented in some cases by payments from employer sponsors and, to a lesser extent, by payments from government agencies. Revenue also includes management fees and operating subsidies, paid either in lieu of or to supplement parent tuition, paid by employer sponsors. Parent tuitions comprise the largest component of a center’s revenue and are billed on a monthly or weekly basis, generally payable in advance. The parent tuitions are typically comparable to or slightly higher than prevailing area market rates for tuition. Amounts due from employer sponsors are payable monthly and may be dependent on a number of factors such as enrollment, the extent to which the sponsor subsidizes parent tuitions, the quality enhancements a sponsor wishes to make in the operations of the center, and budgeted amounts. Management fees are generally fixed and payable monthly. Revenue is recognized as services are provided. Amounts paid in advance are recorded as deferred revenue and are recognized as it is earned.
Although the specifics of Bright Horizons’ contractual arrangements vary widely, they generally can be classified into two categories: (i) the management or cost plus (“Cost Plus”) model, where Bright Horizons manages an early care and education center under a cost-plus agreement with an employer sponsor, and (ii) the profit and loss (“P&L”) model, where the Company assumes the financial risk of the early care and education center’s operations. The P&L model center may be either sponsored or leased as more fully described below. Under each model type Bright Horizons retains responsibility for all aspects of operating the early care and education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting tuition and related accounts receivable.
The Management (Cost Plus) Model. Early care and education centers operating under the Cost Plus model currently represent approximately 40% of our early care and education centers. Under the Cost Plus model, the Company receives a management fee from an employer sponsor and an operating subsidy within an agreed upon budget to supplement tuition received from parents. The sponsor typically provides for the facility, pre-opening and start-up costs, capital equipment and facility maintenance. The Cost Plus model enables the employer sponsor to have a greater degree of control with respect to budgeting, spending, and operations. Cost Plus contracts have terms that generally range from three to five years. The Company is responsible for maintenance of quality standards, recruitment of early care and education center directors and teachers, implementation of curricula and programs, and interaction with parents.
The Profit and Loss Model. Early care and education centers operating under the P&L model currently represent approximately 60% of our early care and education centers. Bright Horizons retains financial risk for P&L early care and education centers and is therefore subject to variability in financial performance due to fluctuating enrollment levels. The P&L model can be classified into two subcategories: (i) sponsored model, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor, and (ii) leased model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.
•	Sponsored Model. The sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), but may involve a consortium of employers, entering into a contract with the Company to provide early care and education at a facility located in or near the sponsor’s offices. The sponsor generally provides for the facilities or construction of the early care and education center, pre-opening expenses and assistance with start-up costs as well as capital equipment and initial supplies and, on an ongoing basis, may pay for maintenance and repairs. In some cases, the sponsor may also provide various subsidies, which may take the form of a fixed financial subsidy, tuition assistance to the employees, or minimum enrollment guarantees to Bright Horizons. Children of the sponsor’s employees typically are granted priority enrollment at the early care and education center. Operating contracts have terms that generally range from three to five years.

•	Lease Model. A lease model early care and education center is typically located in an office building or office park. The early care and education center serves as an amenity to the real estate developer’s tenants, giving the developer an advantage in attracting quality tenants to their site. In addition, the Company may establish an early care and education center in circumstances where it has been unable to cultivate sponsorship, or where sponsorship opportunities do not currently exist. In these instances the Company will typically lease space in locations where experience and demographics indicate that demand for the Company’s services exists. While the facility is open to general enrollment from the nearby community, the Company may also receive additional sponsorship from employers who purchase full service child care or back-up care benefits for their employees. Bright Horizons typically negotiates lease terms of 10 to 15 years, with renewal options.
Cost of services consists of direct expenses associated with the operation of early care and education centers. Cost of services consists primarily of staff salaries, taxes and benefits; food costs; program supplies and materials; parent marketing; and occupancy costs. Personnel costs are the largest component of a center’s operating costs, and comprise approximately 80% of a center’s operating expenses. The Company is often responsible for additional costs in a P&L model center that are typically paid or provided directly by a client in centers operating under the Cost Plus model, such as occupancy costs. As a result, personnel costs in centers operating under the P&L models will often represent a smaller percentage of overall costs in early care and education centers when compared to the Cost Plus models.
Selling, general and administrative (“SG&A”) expenses are composed primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting, legal and public reporting compliance fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses.
Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months, at which time families are often on vacation or have alternative child care arrangements. In addition, enrollment declines as older children transition to elementary schools. Demand for the Company’s services generally increases in September and October to normal enrollment levels upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers that may include enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (P&L vs. Cost Plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors, and general economic conditions.

RESULTS OF OPERATIONS
The following table has been compiled from the Company’s audited Consolidated Financial Statements and sets forth statement of income data as a percentage of revenue for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of services	80.2	81.6	83.3

Gross profit	19.8	18.4	16.7
Selling, general and administrative	9.1	8.4	8.0
Amortization	0.4	0.3	0.2

Income from operations	10.3	9.7	8.5
Interest income	0.0	0.2	—
Interest expense	(0.1)	—	—

Income before income taxes	10.2	9.9	8.5
Income tax expense	4.2	4.0	3.5

Net income	6.0%	5.9%	5.0%

Comparison of results for the year ended December 31, 2006 to the year ended December 31, 2005
Revenue. Revenue increased $72.6 million, or 11.6%, to $697.9 million in 2006 from $625.3 million in 2005. Revenue growth is primarily attributable to the net addition of new early care and education centers, modest growth in enrollment at existing centers, and tuition increases of approximately 4-5%. At December 31, 2006, the Company operated 642 early care and education centers, as compared with 616 at December 31, 2005, a net increase of 26 centers and a net increase of 4.0% in overall capacity. The increase in revenue is also attributable to the Company’s recent acquisitions. The acquisition of child care centers in 2006, and the full year contributions of the ChildrenFirst network of back-up centers acquired in September 2005, collectively contributed approximately $30 million in revenue. Acquisitions and transitions of management typically do not have the ramp-up period associated with organic growth, and begin operating at more mature levels.

Revenue related to ancillary services increased $2.3 million primarily due to the acquisition of College Coach in the third quarter of 2006.
The Company has been notified by the UAW-Ford that effective July 1, 2007, they expect to close 7 child care centers currently managed by the Company under a cost-plus arrangement. Although the Company will not bear any costs associated with closing these facilities, we expect that the reduction in services to be provided will result in a reduction in overall revenue by approximately $14 million in 2007, and by an additional $10 million in 2008.
Gross Profit. Gross profit increased $23.0 million, or 19.9%, to $138.3 million in 2006 from $115.3 million in 2005. Gross profit as a percentage of revenue increased from 18.4% in 2005 to 19.8% in 2006. One of the key factors in the increase in gross profit margin is the contribution of the ChildrenFirst back-up centers whose margins are, on average, higher than the Company’s full service centers. In addition, gross profit increased due to: modest improvements in enrollment which drive operating efficiencies at the center level as the fixed costs are absorbed over a broader tuition base; contributions from Cost Plus centers opened during the past twelve months, transitions of management and acquisitions, which enter the network of centers at mature operating levels; and annual tuition rate increases ahead of wage increases coupled with careful cost management at existing programs. Operating margins were also positively impacted by favorable trends and expense reductions in employee benefits and workers compensation insurance. Should this trend not continue, or should we experience an increase in costs compared to prior periods, the Company’s operating margins could be impacted. Gross profit was also modestly impacted by College Coach, whose profit margins are higher than those of the Company’s overall child care operations.
The increases in gross profit were offset in part by incremental compensation expense related to the adoption of SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), which resulted in approximately $400,000 of additional stock-based compensation in cost of services. In addition, the Company opened 12 lease model centers in 2006, which experience losses during the pre-opening and ramp-up stages of their operations, and is in pre-opening stage at additional locations.

The closings of the UAW-Ford childcare centers referenced above will have the effect of reducing operating profit by approximately $2 million in 2007 and an additional $1 million in 2008.
Selling, General and Administrative Expenses (“SG&A”). SG&A increased $10.5 million, or 20.0%, to $63.2 million in 2006 from $52.7 million in 2005. SG&A as a percentage of revenue increased from 8.4% in 2005 to 9.1% in 2006. The increase in SG&A from 2005 is related to the adoption of SFAS 123R, resulting in incremental SG&A expense of approximately $2.3 million. In addition, ChildrenFirst centers and College Coach, which were acquired in September 2005 and August 2006, respectively, require proportionately higher overhead support costs.
Amortization. Amortization expense on intangible assets totaled $3.4 million in 2006 compared to $1.9 million in 2005. The increase relates to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed in 2006 and the full year effect of acquisitions completed in 2005, which are subject to amortization. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company assessed its goodwill balances and intangible assets with indefinite lives and found no impairment at December 31, 2006 or 2005. The Company expects amortization to approximate $4.4 million in 2007, which incorporates the full year impact of acquisitions completed in 2006.
Income from Operations. Income from operations totaled $71.7 million in 2006 compared with income from operations of $60.7 million in 2005, an increase of $11.0 million, or 18.1%. Operating income as a percentage of revenue increased to 10.3% in 2006 from 9.7% in 2005, due to the gross margin improvement.
Interest Income. Interest income in 2006 totaled $452,000 compared to interest income of $1.5 million in 2005. The decrease in interest income is largely due to lower cash balances resulting from payments for acquisitions and stock repurchases in 2006.
Interest Expense. Interest expense in 2006 totaled $848,000 as compared to interest expense of $191,000 in 2005. The increase in interest expense is largely due to borrowings from the line of credit in 2006. The Company expects interest expense to increase in 2007 due to borrowings under the Company’s line of credit.
Income Tax Expense. The Company had an effective tax rate of 41.5% in 2006 and of 40.7% in 2005. The increase in the tax rate is primarily due to the non-deductibility associated with certain options being expensed under SFAS 123R. The Company expects that the tax rate for 2007 will approximate 41 – 42%, consistent with the overall rate in 2006.
Comparison of results for the year ended December 31, 2005 to the year ended December 31, 2004
Revenue. Revenue increased $73.5 million, or 13.3%, to $625.3 million in 2005 from $551.8 million in 2004. At December 31, 2005, the Company operated 616 early care and education centers, as compared with 560 at December 31, 2004, for a net increase of 56 centers, which contributed to the growth in revenue. Growth in revenue was also attributable to additional enrollment in existing centers of approximately 1% and tuition increases of approximately 4-5%. The acquisition of ChildrenFirst in September 2005, along with other smaller acquisitions in 2005, contributed approximately $17.0 million in revenue in 2005 from the date of acquisition, which on a pro forma basis would approximate $42.0 million annually.
Gross Profit. Gross profit increased $23.3 million, or 25.4%, to $115.3 million in 2005 from $92.0 million in 2004. Gross profit as a percentage of revenue increased from 16.7% in 2004 to 18.4% in 2005 due principally to contributions from incremental enrollment in our mature and maturing base of centers, tuition increases that outpaced operating cost increases and careful management of center based personnel costs, coupled with proportionately higher margins from the acquired ChildrenFirst centers. The influence of a greater proportion of mature centers in the Company’s mix also had the effect of increasing overall margins as did the contributions from transitions of management.
Selling, General and Administrative Expenses. SG&A increased $8.5 million, or 19.3%, to $52.7 million in 2005 from $44.2 million in 2004. SG&A as a percentage of revenue increased from 8.0% in 2004 to 8.4% in 2005. The increase in SG&A as a percentage of revenue is primarily attributable to proportionately higher overhead support for the ChildrenFirst centers acquired in the third quarter of 2005 as well as increased spending for compliance with the regulations under Section 404 of the Sarbanes-Oxley (“SOX”) Act of 2002. The costs of complying with these regulations approximated $2.7 million in 2005, of which approximately $400,000 incurred in the first quarter of 2005 related to spending for 2004 SOX compliance. The Company anticipates the majority of these costs to continue in future periods. The remaining dollar increase in SG&A spending is primarily attributable to investments in regional and divisional management, as well as general corporate and administrative personnel, which the Company believes are necessary to support long-term growth.
Amortization. Amortization expense totaled $1.9 million in 2005 compared to $1.0 million in 2004. The increase relates to certain trade names, non-compete agreements, customer relationships and contract rights arising from 2005 acquisitions and the full year effect of acquisitions completed in 2004, which are subject to amortization. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company assessed its goodwill balances and intangible assets with indefinite lives and found no impairment at December 31, 2005 or 2004.
Income from Operations. Income from operations totaled $60.7 million in 2005 compared to income from operations of $46.8 million in 2004, an increase of $13.9 million, or 29.7%.
Interest Income. Interest income in 2005 totaled $1.5 million compared to interest income of $508,000 in 2004. The increase in interest income is attributable to higher levels of invested cash and increased average investment yields.
Interest Expense. Interest expense in 2005 totaled $191,000 compared to interest expense of $165,000 in 2004.
Income Tax Expense. The Company had an effective tax rate of 40.7% in 2005 compared to a tax rate of 42.0% in 2004 due to proportionately higher contributions from foreign jurisdictions which were taxed at a lower rate than domestic earned income.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary cash requirements are for the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $7.1 million at December 31, 2006. The Company’s cash balances are supplemented by borrowings available under the Company’s $60 million line of credit. Borrowings against the line of credit of $35.0 million were outstanding at December 31, 2006. The Company had a working capital deficit of $71.9 million at December 31, 2006 and of $25.0 million at December 31, 2005, arising primarily from long term investments in fixed assets and acquisitions, as well as purchases of the Company’s Common Stock. Bright Horizons anticipates that it will continue to generate positive cash flows from operating activities in 2007 and that the cash generated will be used principally to fund ongoing operations of its new and existing early care and education centers, as well as to repay amounts outstanding under its line of credit.
Cash provided by operating activities was $54.7 million for the year ended December 31, 2006 compared to $50.1 million, and $37.3 million for the years ended December 31, 2005 and 2004, respectively. The increase in cash provided from operations is primarily the result of increases in net income and other non-cash expenses (primarily depreciation, amortization and stock-based compensation). These amounts were offset by increases in accounts receivable, which was primarily due to the timing and amount of payments and are of a normal and recurring nature. Lastly, cash provided from deferred revenue balances was less than in 2005 due to the timing of receipts and the amortization of balances for long-term arrangements.
Cash used in investing activities was $58.1 million for the year ended December 31, 2006 compared to $64.9 million and $33.9 million for the years ended December 31, 2005 and 2004, respectively. Fixed asset additions totaled $32.7 million in 2006 compared to $15.6 million in 2005 and $13.0 million in 2004. Approximately $21.0 million of fixed asset additions in 2006 related to new early care and education centers and the remainder being primarily related to the refurbishment of existing early care and education centers. Capital expenditures for new early care and education centers were approximately $8.6 million in 2005 and $4.1 million in 2004. Cash paid for acquisitions totaled $24.8 million in 2006 compared to $54.9 million in 2005 and $21.0 million in 2004. The Company expects investments in its early care and education centers to approximate 2006 levels in 2007.
Cash used in financing activities totaled $11.5 million for the year ended December 31, 2006, compared to cash used in financing activities of $5.5 million in 2005 and cash provided by financing activities of $5.0 million in 2004. The increase in cash used by financing activities from 2005 and the decrease in cash provided by financing activities from 2004 relates to the repurchase of approximately 1.5 million shares of the Company’s Common Stock in 2006, for a total of approximately $54.1 million. This use of cash was partially offset by net borrowings from the Company’s line of credit of $35.0 million in 2006. Additionally, upon the adoption of SFAS 123R, the Company recorded an excess tax benefit related to the vesting or exercise of equity instruments of $2.6 million that had been previously reported as cash flow from operating activities.

The Company repurchases shares of its Common Stock as authorized by the Board of Directors. In 1999, the Board of Directors approved a plan to repurchase up to 2.5 million shares of the Company’s Common Stock. The Company completed the repurchase of the authorized shares under this plan in 2006. The Board of Directors approved a new plan to repurchase an additional 3 million shares of the Company’s Common Stock in June 2006. In the year ended December 31, 2006, the Company repurchased approximately 1.5 million shares at a cost of $54.1 million, of which 381,000 shares were repurchased under the 2006 plan. A total of 1 million shares repurchased under authorized plans were retired prior to 2005. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. The carrying value of these instruments approximates market value due to their short term nature.
Contractual Cash Flows. The Company has contractual obligations for payments under operating leases and debt agreements payable as follows:

Payments due by period (in millions)
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-Term Debt, including interest	$5.3	$5.2	$0.1	$—	$—	$—	$—
Operating Leases	245.1	32.9	31.5	29.6	26.6	21.7	102.8

Total	$250.4	$38.1	$31.6	$29.6	$26.6	$21.7	$102.8
In September 2006, the Company issued unsecured notes payable totaling $3.6 million to two individuals in conjunction with the acquisition of five centers in the United Kingdom. The notes are subject to a variable rate of interest calculated using the Base Rate in the United Kingdom less 1.5%. Interest is payable semi-annually in April and October. The notes are due August 31, 2016, but are callable by the holders. These notes are included in the long-term debt amount above.
The Company also has contractual obligations for customer advances totaling $7.3 million as of December 31, 2006, which are repayable at the completion of the contractual arrangements. Because of renewal options, the repayment dates for such advances cannot be predicted.
In June 2004, the Company entered into service agreements to manage a group of family programs and amended an agreement to manage an existing child care and education center in exchange for the transfer of land and buildings. The Company recorded fixed assets and deferred revenue of $9.4 million in connection with the transactions. The deferred revenue will be earned over the terms of the arrangements of 6.5 and 12 years, respectively. In the event of default under the terms of the contingent notes payable associated with the service agreements, the Company would be required to tender a payment equal to the unrecognized portion of the deferred revenue or surrender the applicable property. The unrecognized portion of the deferred revenue related to these agreements was $6.2 million at December 31, 2006.
The Company has a five-year unsecured revolving credit facility in the amount of $60.0 million, which matures on July 22, 2010, with any amounts outstanding at that date payable in full. The revolving credit facility includes an accordion feature that allows the Company to increase the amount of the revolving credit facility by an additional $40.0 million, subject to lender commitments for the additional amounts. Borrowings against the line of credit of $35.0 million were outstanding at December 31, 2006. In addition, four letters of credit have been issued under this facility to guarantee certain utility payments for up to $80,000, certain rent payments for up to $200,000, and certain premiums and deductible reimbursements for up to $486,000. The letters of credit issued reduced the amounts available for borrowing by $636,000 at December 31, 2006. No amounts have been drawn against any of these letters of credit.
Commitments and Contingencies. In connection with one of our business acquisitions in 2006, the Company entered into an acquisition agreement that included provisions for additional contingent consideration, also referred to as “earn-out” provisions. These provisions require that we pay to the sellers of the business additional amounts contingent on the achievement of certain performance targets by the acquired business during the next five years. The payments will be made after a certain period of time if the performance criteria are met. The first payment is due in 2008. Since the size of each payment depends upon the performance of the acquired business, we do not expect that such payments will have a material adverse impact on our future results of operations or financial condition.
Management believes that funds provided by operations, the Company’s existing cash and cash equivalent balances and borrowings available under its line of credit will be adequate to meet planned operating and capital expenditures for the next 12 months. However, if the Company were to make any significant acquisitions or investments in the purchase of facilities for new or existing early care and education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Bright Horizons prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the applicable reporting periods. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. The accounting policies we believe are critical in the preparation of the Company’s consolidated financial statements relate to revenue recognition, accounts receivable, goodwill and other intangibles, liability for insurance obligations, stock-based compensation, and income taxes.
Revenue Recognition. The Company recognizes revenue in accordance with Security and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as modified by Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”, and SAB No. 104, “Revenue Recognition”, which require that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. In those circumstances where the Company enters into arrangements with a client that involve multiple revenue elements, the consideration is allocated to the elements based on fair value and revenue recognition is considered separately for each individual element. Center-based care revenues consist primarily of tuition, which is comprised of amounts paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenue may also include management fees, operating subsidies paid either in lieu of or to supplement parent tuition, and fees for other services. The Company recognizes revenue on a gross basis in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, as services are performed. In some instances, the Company receives revenue in advance of services being rendered, in which case, revenue is deferred until the services have been provided. Under all types of operating arrangements, the Company retains responsibility for all aspects of operating the early care and education centers, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
Accounts Receivable. The Company generates accounts receivable from fees charged to parents and client sponsors and, to a lesser degree, government agencies. The Company monitors collections and payments from these customers and maintains a provision for estimated losses based on historical trends, in addition to provisions established for specific customer collection issues that have been identified. Amounts charged to this provision for uncollectible accounts receivable have historically been within the Company’s expectations, but there can be no assurance that historical trends will be indicative of the Company’s future experience.
Goodwill and Other Intangibles. The Company accounts for acquisitions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Accounting for Business Combinations” (“SFAS 141”). Accounting for acquisitions requires management to make estimates related to the fair value of assets and liabilities acquired, including the identification and valuation of intangible assets, with any residual balance being allocated to goodwill. Management also makes assessments concerning the estimated useful lives of the intangible assets.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Should it be determined that any of these assets have been impaired, the Company would be required to record an impairment charge in the period the impairment is identified. The Company was not required to record an impairment charge in 2006; however, there can be no assurance that such a charge will not be recorded in future periods.
Liability for Insurance Obligations. The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan, and has various deductibles for other insurance plans. Due to the nature of these liabilities, some of which may not fully manifest themselves for several years, the Company estimates the obligations for liabilities incurred but not yet reported or paid based on available data and historical experience. While management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results.
Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of SFAS No.123R, “Share-Based Payment” (“SFAS 123R”) and SAB No. 107, “Share-Based Payments” (“SAB 107”) to account for stock-based compensation. SFAS 123R was applied using the modified prospective method, which results in the provisions of SFAS 123R only being applicable to the consolidated financial statements on a prospective basis. Stock-based compensation cost is measured at grant date based on the value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock based on intrinsic value at grant date. Measurement under the Black-Scholes model requires management to make estimates related to expected stock price volatility, option life, turnover, and risk-free interest rate, which could impact the value and expense recognized.
Income Taxes. The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Accounting for income taxes requires management to estimate its income taxes in each jurisdiction in which it operates. The future tax effect of temporary differences that arise from differences in the recognition of items included in income for accounting and tax purposes, such as deferred revenue, depreciation and certain expenses, are recorded as deferred tax assets or liabilities. The Company estimates the likelihood of recovery of these assets, which are dependent on future levels of profitability and enacted tax rates. Should any amounts be determined not to be recoverable, or assumptions change, the Company would be required to record an expense, which could have a material effect on the Company’s financial position or results of operations.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that the impact of tax positions be recorded in the financial statements if it is more likely than not that such position will be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has completed a preliminary evaluation of FIN 48 and does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles in the United States. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

INFLATION
The Company does not believe that inflation has had a material effect on its results of operation. There can be no assurance, however, that the Company’s business will not be materially affected by inflation in the future.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company holds no market risk sensitive instruments, for trading purposes or otherwise.
We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at December 31, 2006 consisted of cash and equivalents and accounts receivable. The Company believes that the carrying value of its financial instruments at December 31, 2006 approximates their fair value. The Company’s primary market risk exposures relate to foreign currency exchange rate risk and interest rate risk.
Foreign Currency Risk. The Company’s exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, Ireland and Canada. The Company does not currently use financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.
The assets and liabilities of the Company’s Canada, Ireland and United Kingdom subsidiaries, whose functional currencies are the Canadian dollar, Euro and British pound, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollars are included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income. Management estimates that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, the Company’s consolidated earnings before taxes in 2006 would have decreased by approximately $450,000.
Interest Rate Risk. Interest rate exposure relates primarily to the effect of interest rate changes on our investment portfolio, borrowings outstanding under our line of credit, and outstanding notes payable. As of December 31, 2006, the Company’s investment portfolio primarily consisted of institutional money market funds, which due to their short maturities are considered cash equivalents. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments approximated $20,000 at December 31, 2006 and had an average interest rate of approximately 4.6% during the year. As a result of the short maturity and conservative nature of the investment portfolio, a sudden change in interest rates should not have a material effect on the value of the portfolio. Management estimates, that had the average yield of the Company’s positions in these investments and its other interest bearing accounts decreased by 100 basis points in 2006, the Company’s interest income for the year would have decreased by approximately $50,000. This estimate assumes that the decrease would have occurred on the first day of 2006 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company’s future interest income as a result of future changes in investment yields will depend largely on the gross amount of the Company’s investments.
The Company had borrowings of $35.0 million outstanding at December 31, 2006 under its variable-rate line of credit that were subject to a weighted average interest rate of 6.4% during the period. Based on the outstanding borrowings under the line of credit at December 31, 2006, management estimates that had the average interest rate on the Company’s borrowings increased by 100 basis points in 2006, the Company’s interest expense for the year would have increased by approximately $100,000. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on the Company’s future interest expense as a result of future changes in interest rates will depend largely on the gross amount of the Company’s borrowings.
In September 2006, the Company issued unsecured notes payable totaling $3.6 million to two individuals in conjunction with an acquisition in the United Kingdom. The notes are subject to a variable rate of interest and were fully outstanding at December 31, 2006. The notes were subject to a weighted average interest rate of 3.5% during the period. If the average interest rate increased by 100 basis points in 2006, the Company’s interest expense for the notes would have increased by approximately $10,000. This estimate assumes that the increase would have occurred the date they were issued in 2006. The impact on the Company’s future interest expense as a result of future changes in interest rates will depend largely on the notes payable outstanding.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Bright Horizons Family Solutions, Inc.
Watertown, Massachusetts
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. Our audits also include the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 11 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” effective January 1, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 1, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Bright Horizons Family Solutions, Inc.:
In our opinion, the consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Bright Horizons Family Solutions, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February  28, 2007

Bright Horizons Family Solutions, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$7,115	$21,650
Accounts receivable, net of allowance for doubtful accounts of $1,209 and $1,258 for 2006 and 2005, respectively	38,644	28,738
Prepaid expenses and other current assets	19,915	14,472
Current deferred income taxes	13,832	14,235

Total current assets	79,506	79,095

Fixed assets, net	137,312	116,462
Goodwill	145,070	120,507
Other intangibles, net	38,150	28,720
Noncurrent deferred income taxes	5,858	6,467
Other assets	3,474	2,448

Total assets	$409,370	$353,699

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,376	$628
Line of credit payable	35,000	—
Accounts payable and accrued expenses	54,242	54,478
Deferred revenue	40,884	40,018
Income taxes payable	5,507	3,260
Other current liabilities	11,350	5,727

Total current liabilities	151,359	104,111

Long-term debt, net of current portion	77	684
Accrued rent and related obligations	10,651	7,440
Other long-term liabilities	7,296	5,916
Deferred revenue, net of current portion	13,467	16,174
Deferred income taxes	2,682	2,195

Total liabilities	185,532	136,520
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000,000 shares at December 31, 2006 and 2005
Issued: 27,942,000 and 27,462,000 shares at December 31, 2006 and 2005, respectively
Outstanding: 26,095,000 and 27,144,000 shares at December 31, 2006 and 2005, respectively	279	274
Additional paid-in capital	123,869	112,511
Deferred compensation	—	(1,231)
Treasury stock, at cost: 1,847,000 and 318,000 shares at December 31, 2006 and 2005, respectively	(65,283)	(11,234)
Cumulative translation adjustment	9,546	3,155
Retained earnings	155,427	113,704

Total stockholders’ equity	223,838	217,179

Total liabilities and stockholders’ equity	$409,370	$353,699

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenue	$697,865	$625,259	$551,763
Cost of services	559,591	509,970	459,810

Gross profit	138,274	115,289	91,953

Selling, general and administrative expenses	63,235	52,717	44,188
Amortization	3,376	1,916	1,012

Income from operations	71,663	60,656	46,753

Interest income	452	1,477	508
Interest expense	(848)	(191)	(165)

Income before income taxes	71,267	61,942	47,096

Income tax expense	29,544	25,241	19,768

Net income	$41,723	$36,701	$27,328

Earnings per share:
Basic	$1.58	$1.35	$1.03
Diluted	$1.52	$1.29	$0.98

Weighted average number of common shares outstanding:
Basic	26,338	27,123	26,511
Diluted	27,391	28,392	27,846
The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

			Additional	Treasury	Cumulative			Total
	Common Stock		Paid In	Stock,	Translation	Retained	Deferred	Stockholders’	Comprehensive
	Shares	Amount	Capital	at cost	Adjustment	Earnings	Compensation	Equity	Income

Balance at December 31, 2003	26,170	$262	$91,101	$—	$4,481	$49,675	$(13)	$145,506

Exercise of stock options	654	6	5,690	—	—	—	—	5,696

Stock-based compensation	46	—	2,114	—	—	—	(1,072)	1,042

Tax benefit from the exercise of stock options	—	—	2,679	—	—	—	—	2,679

Translation adjustment	—	—	—	—	3,993	—	—	3,993	$3,993

Net income	—	—	—	—	—	27,328	—	27,328	27,328

Comprehensive net income for the year ended December 31, 2004									$31,321

Balance at December 31, 2004	26,870	$268	$101,584	$—	$8,474	$77,003	$(1,085)	$186,244

Exercise of stock options	537	6	5,664	—	—	—	—	5,670

Stock-based compensation	55	—	1,920	—	—	—	(146)	1,774

Tax benefit on vested restricted stock	—	—	27	—	—	—	—	27

Tax benefit from the exercise of stock options	—	—	3,316	—	—	—	—	3,316

Purchase of treasury stock	—	—	—	(11,234)	—	—	—	(11,234)

Translation adjustment	—	—	—	—	(5,319)	—	—	(5,319)	$(5,319)

Net income	—	—	—	—	—	36,701	—	36,701	36,701

Comprehensive net income for the year ended December 31, 2005									$31,382

Balance at December 31, 2005	27,462	$274	$112,511	$(11,234)	$3,155	$113,704	$(1,231)	$217,179

Reversal of deferred compensation upon FAS 123R adoption	—	—	(1,231)	—	—	—	1,231	—

Exercise of stock options	439	4	5,117	—	—	—	—	5,121

Issuance of unvested restricted stock	41	1	480	—	—	—	—	481

Stock-based compensation	—	—	3,554	—	—	—	—	3,554

Tax benefit on vested restricted stock	—	—	45	—	—	—	—	45

Tax benefit from the exercise of stock options	—	—	3,393	—	—	—	—	3,393

Purchase of treasury stock	—	—	—	(54,049)	—	—	—	(54,049)

Translation adjustment	—	—	—	—	6,391	—	—	6,391	$6,391

Net income	—	—	—	—	—	41,723	—	41,723	41,723

Comprehensive net income for the year ended December 31, 2006									$48,114

Balance at December 31, 2006	27,942	$279	$123,869	$(65,283)	$9,546	$155,427	$—	$223,838

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$41,723	$36,701	$27,328

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,856	14,510	12,357
Non-cash revenue and other	(1,012)	(1,264)	(613)
Asset write-downs and loss on disposal of fixed assets	99	266	299
Stock-based compensation	3,554	978	1,042
Deferred income taxes	263	(5,253)	(987)
Tax benefit realized from stock option exercises	—	3,343	2,679

Changes in assets and liabilities, net of acquired amounts:
Accounts receivable	(9,074)	(2,026)	2,166
Prepaid expenses and other current assets	(5,131)	(2,257)	(3,609)
Income taxes	2,683	4,825	(1,146)
Accounts payable and accrued expenses	(1,528)	1,579	(2,375)
Deferred revenue	352	3,980	(2,559)
Accrued rent and related obligations	3,199	213	2,230
Other assets	112	(1,085)	286
Other current and long-term liabilities	568	(4,391)	177

Net cash provided by operating activities	54,664	50,119	37,275

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(32,715)	(15,599)	(12,970)
Proceeds from the disposal of fixed assets	244	5,605	84
Other assets	(890)	—	—
Payments for acquisitions, net of cash acquired	(24,771)	(54,923)	(20,987)

Net cash used in investing activities	(58,132)	(64,917)	(33,873)

Cash flows from financing activities:
Proceeds from the issuance of common stock	5,602	6,466	5,696
Purchase of treasury stock	(54,049)	(11,234)	—
Excess tax benefit from stock-based compensation	2,610	—	—
Principal payments of long-term debt	(640)	(778)	(743)
Borrowings from line of credit, net	35,000	—	—

Net cash (used in) provided by financing activities	(11,477)	(5,546)	4,953

Effect of exchange rates on cash and cash equivalents	410	(478)	218

Net (decrease) increase in cash and cash equivalents	(14,535)	(20,822)	8,573

Cash and cash equivalents, beginning of year	21,650	42,472	33,899

Cash and cash equivalents, end of year	$7,115	$21,650	$42,472

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Notes to Consolidated Financial Statements
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization – Bright Horizons Family Solutions, Inc. (“Bright Horizons” or the “Company”) provides workplace services for employers and families throughout the United States, Puerto Rico, Canada, Ireland, and the United Kingdom. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up care, college admissions counseling, and other family support services.
The Company operates its early care and education centers under various types of arrangements, which generally can be classified into two categories: (i) the management or cost plus (“Cost Plus”) model, where Bright Horizons manages a work-site early care and education center under a cost-plus arrangement with an employer sponsor, and (ii) the profit and loss (“P&L”) model which can be either (a) sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of a single employer sponsor or consortium of employer sponsors, or (b) a lease model, where the Company may provide priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.
Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The primary estimates in the Company’s consolidated financial statements include, but are not limited to, allowance for doubtful accounts, goodwill and intangible assets, liability for insurance obligations, and income taxes. Actual results may differ from management’s estimates.
Foreign Operations – The functional currency of the Company’s foreign subsidiaries is their local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.
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
Concentrations of Credit Risk and Fair Value of Financial Instruments – Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net sales or accounts receivable in 2006 or 2005. The Company believes that no significant credit risk exists at December 31, 2006 or 2005, and that the carrying amounts of the Company’s financial instruments approximate fair market value.
Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. The carrying value of these instruments approximates market value due to their short term nature.

Accounts Receivable – The Company generates accounts receivable from fees charged to parents and client sponsors and, to a lesser degree, government agencies. The Company monitors collections and payments from these customers and maintains a provision for estimated losses based on historical trends, in addition to provisions established for specific customer collection issues that have been identified. Accounts receivable is stated net of this allowance for doubtful accounts.
Fixed Assets – Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation or amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful life. Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statements of income.
Goodwill and Intangible Assets – Goodwill and other intangible assets principally consist of goodwill, various customer relationships and contract rights, non-compete agreements and trade names.
Bright Horizons accounts for acquisitions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”)No. 141, “Accounting for Business Combinations” (“SFAS 141”), which requires that the aggregate purchase price of acquired entities be allocated to the fair value of identifiable assets and liabilities with the residual amount being allocated to goodwill. The identifiable assets can include intangible assets such as trade names, customer relationships and non-competes that are subject to valuation. In those instances where the Company has acquired a significant amount of intangible assets, management engages an independent third party to assist in the valuation. Valuation methodologies use amongst other things: estimates of expected useful life; projected revenues, operating margins and cash flows; and weighted average cost of capital.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. The Company tests for impairment by comparing the fair value of each reporting unit, determined by estimating the present value of expected future cash flows, to its carrying value. In the fourth quarter of 2006 and 2005, the Company performed its annual impairment test and determined that no impairment loss should be recognized. However, there can be no assurance that such a charge will not be recorded in future periods. Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and are amortized over the estimated period benefited, ranging from one to twenty-two years.
Impairment of Long-Lived Assets – The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. Impairment is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows over the asset’s remaining life. If the estimated cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying amount of the asset to its estimated fair value less any disposal costs.
Deferred Revenue – The Company records deferred revenue for prepaid tuitions and management fees, employer-sponsor advances and assets received on consulting or development projects in advance of services being performed. The Company is also party to agreements where the performance of services extends beyond the current operating cycle. In these circumstances, the Company records a long-term obligation and recognizes revenue over the period of the agreement as the services are rendered.
Leases and Accrued Rent – The Company leases space for its centers and corporate offices. Leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases”, as amended, which requires that leases be evaluated and classified as operating or capital for financial reporting purposes. The Company recognizes rent expense from operating leases with periods of free and scheduled rent increases on a straight-line basis over the applicable lease term. The difference between rents paid and straight-line rent expense is recorded as accrued rent.
Other Long-Term Liabilities – Other long-term liabilities consist primarily of amounts payable to clients pursuant to terms of operating agreements or for deposits held by the Company.
Income Taxes – The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the carrying amount of deferred tax assets if it is more likely than not that such asset will not be realized. Additional income tax expense is recognized as a result of valuation allowances. The Company does not recognize a tax benefit on losses in foreign operations where it does not have a history of profitability or on certain expenses, which only become deductible when paid, the timing of which is uncertain. The Company records penalties and interest on income tax related items as a component of tax expense.
Revenue Recognition – The Company recognizes revenue in accordance with Security and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as modified by Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables”, and SAB No. 104, “Revenue Recognition”, which require that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. In those circumstances where the Company enters into arrangements with a client that involve multiple revenue elements, the consideration is allocated to the elements based on the fair value of the individual services and revenue recognition is considered separately for each individual element. Center-based care revenues consist primarily of tuition, which is comprised of amounts paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenue may also include management fees, operating subsidies paid either in lieu of or to supplement parent tuition, and fees for other services. The Company recognizes revenue on a gross basis in accordance with EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, as services are performed. Under all types of operating arrangements, the Company retains responsibility for all aspects of operating the early care and education centers, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
The Company enters into contracts with its employer sponsors to manage and operate their early care and education centers under various terms. The Company’s contracts to operate early care and education centers are generally three to five years in length with varying renewal options. The Company’s contracts for back-up arrangements are typically renewed on an annual basis.
Stock-Based Compensation – Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), and Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a prospective basis. Under the modified prospective recognition method, restatement of consolidated income from prior periods is not required, and accordingly, the Company has not provided such restatements. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on January 1, 2006 and all subsequent awards. SFAS 123R requires that all stock-based compensation expense be recognized in the financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock based on intrinsic value at grant date. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits related to stock-based compensation be reflected as cash flows from financing activities rather than cash flows from operating activities. The balance of deferred compensation expense recorded on the balance sheet at December 31, 2005, totaling approximately $1.2 million, which was accounted for under APB 25, “Accounting for Stock Issued to Employees”, was reclassified to Additional Paid-in Capital upon implementation of SFAS 123R.
Earnings Per Share – The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Under the provisions established by SFAS 128 earnings per share is measured in two ways: basic and diluted. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding at the end of the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares, which includes the additional dilution related to preferred stock, restricted stock, options and warrants, if applicable.

Comprehensive Income – The Company’s comprehensive income is comprised of net income and foreign currency translation adjustments.

	2006	2005	2004
	(In thousands)
Net income	$41,723	$36,701	$27,328
Foreign currency translation adjustments	6,391	(5,319)	3,993

Comprehensive income	$48,114	$31,382	$31,321

Recent Accounting Pronouncements - In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in tax positions and requires that the impact of tax positions be recorded in the financial statements if it is more likely than not that such positions will be sustained on audit, based on the technical merits of the positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has completed a preliminary evaluation of FIN 48 and does not expect the adoption of FIN 48 to have a material impact on its consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles in the United States. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is currently evaluating the expected impact that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.
2. ACQUISITIONS
On August 31, 2006, the Company completed the strategic acquisition of College Coach, LLC (“College Coach”), a privately held provider of employer-sponsored college admissions counseling services with operations in the United States. The addition of College Coach enhances the Company’s service offerings to help its client companies further support their employees and families. Bright Horizons purchased substantially all of the assets of College Coach for consideration of $11.3 million. Additional cash consideration may be payable over the next five years, if specific performance targets are met by College Coach. Any additional payments related to this contingency will be accounted for as additional goodwill. The purchase price has been allocated to the acquired assets and liabilities based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company acquired assets of $2.2 million, including cash of $1.4 million, and assumed liabilities of $1.5 million. The Company recorded goodwill of $2.2 million, trade name of $2.4 million and customer relationships of $6.0 million related to this transaction. The trade name acquired was determined to have an indefinite life, not subject to amortization, but to annual impairment testing. The customer relationships will be amortized over its useful life of 11 years. The purchase accounting for College Coach has not been finalized, which the Company expects to complete in 2007.
In 2006, the Company also acquired substantially all of the assets of a group of seven child care and education centers in the United States and of one single-site child care and education company in the United Kingdom. In addition, the Company acquired the outstanding stock of two multi-site child care and education companies in the United Kingdom. The aggregate consideration for the four acquisitions was $21.1 million, which included notes payable of $3.6 million that were issued in conjunction with one of the stock purchases in the United Kingdom. The purchase prices have been allocated based on the estimated fair value of the assets acquired and liabilities assumed at the dates of acquisition. The Company acquired assets of $4.6 million, including cash of $2.7 million, and assumed liabilities of $3.4 million. In conjunction with the four acquisitions the Company recorded goodwill of $17.2 million and other identified intangible assets of $3.3 million consisting of customer relationships, trade names and non-compete agreements. The identified intangible assets will be amortized over periods of 2 – 4 years, except for $430,000 allocated to an acquired trade name, which has an indefinite life. The Company also recorded deferred tax liabilities of $615,000 related to intangible assets subject to amortization which will not be deductible for tax purposes. The purchase accounting for these acquisitions has not been finalized, which the Company expects to complete in 2007.
In 2005, the Company acquired ChildrenFirst, Inc., a privately held operator of 33 employer-sponsored back-up child care centers in the US and Canada. In addition, the Company acquired substantially all the assets of a domestic multi-site and a domestic single-site child care and early education companies. The aggregate cash paid by the Company for the three acquisitions was $66.0 million. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition, which included, among other items, cash of $11.1 million, fixed assets of $8.3 million, and net current liabilities of $17.8 million that were comprised primarily of deferred revenue. In conjunction with the acquisitions the Company recorded goodwill of $51.2 million and other identified intangible assets of $18.9 million consisting of customer relationships, trade names and non-compete agreements. The identified intangible assets are being amortized over periods of 3 – 14 years based on estimated lives. The Company also recorded deferred tax liabilities of $7.4 million related to intangible assets subject to amortization which will not be deductible for tax purposes.
In 2004, the Company acquired the outstanding stock of two multi-site child care and early education companies in the United Kingdom and purchased the assets of two domestic single-site child care and early education companies. The Company also acquired certain real estate in connection with one of the domestic single-site acquisitions. The Company paid aggregate consideration of approximately $23.5 million for the four acquisitions. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. The Company recorded goodwill of $14.6 million and other identified intangible assets of $7.5 million. The identified intangible assets are being amortized over periods of 3 — 22 years based on estimated lives. The Company also recorded deferred tax liabilities of $2.2 million related to intangible assets subject to amortization which will not be deductible for tax purposes.
The above transactions have been accounted for under the purchase method of accounting, and the operating results of the acquired businesses have been included in the Company’s consolidated results of operations from the respective dates of acquisition. These acquisitions were not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented. The Company estimates that $8.4 million of goodwill related to the 2006 acquisitions will be deductible for tax purposes.
3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
	(In thousands)
Prepaid workers compensation insurance	$7,960	$7,294
Prepaid rent and other occupancy costs	4,041	3,114
Reimbursable costs	2,244	—
Prepaid insurance	719	1,252
Other prepaid expenses and current assets	4,951	2,812

	$19,915	$14,472

Under the terms of the Company’s workers compensation policy, the Company is required to make advances to its insurance carrier pertaining to anticipated claims for all open plan years.
4. FIXED ASSETS
Fixed assets at December 31, 2006 and 2005 consist of the following:

	Estimated useful lives
	(years)	2006	2005
		(In thousands)
Buildings	20 – 40	$62,363	$59,064
Furniture and equipment	3 – 10	42,209	35,787
Leasehold improvements	Shorter of 3 years or life of lease	87,222	64,322
Land	—	12,417	11,884

		204,211	171,057
Accumulated depreciation and amortization		(66,899)	(54,595)

Fixed assets, net		$137,312	$116,462

The Company recorded depreciation expense of $15.5 million, $12.6 million and $11.3 million in 2006, 2005 and 2004, respectively.

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006
	Center-based Care	Other Ancillary
		Services	Total
		(In thousands)
Beginning balance	$120,507	$—	$120,507
Net goodwill additions during the period	17,358	2,186	19,544
Effect of foreign currency translation	5,019	—	5,019

Ending balance	$142,884	$2,186	$145,070

	2005
	Center-based Care	Other Ancillary
		Services	Total
		(In thousands)
Beginning balance	$72,987	$—	$72,987
Net goodwill additions during the period	51,383	—	51,383
Effect of foreign currency translation	(3,863)	—	(3,863)

Ending balance	$120,507	$—	$120,507

The following tables reflect intangible assets that are subject to amortization under the provisions of SFAS No. 142.

	Weighted average		Accumulated	Net Carrying
	amortization period	Cost	Amortization	Amount
			(In thousands)
December 31, 2006:
Contractual rights and customer relationships	13.2 years	$40,974	$6,237	$34,737
Trade names	2.9 years	726	586	140
Non compete agreements	3.5 years	422	306	116

		$42,122	$7,129	$34,993
December 31, 2005:
Contractual rights and customer relationships	14.3 years	$30,979	$2,863	$28,116
Trade names	2.8 years	653	451	202
Non compete agreements	3.1 years	355	264	91

		$31,987	$3,578	$28,409
The Company has trade names with net carrying values of $3.2 million and $311,000 at December 31, 2006 and 2005, respectively, which were determined to have indefinite useful lives and are not subject to amortization under the provisions of SFAS 142. On an annual basis, these trade names are subject to an evaluation of the remaining useful life with respect to having an indefinite life, as well as testing for impairment. No impairment losses were recorded in 2006, 2005 and 2004, in relation to trade names with indefinite useful lives. The change in carrying amount of these assets is due to assets acquired in acquisitions and to foreign currency translation.

The Company recorded amortization expense of $3.4 million, $1.9 million and $1.0 million in 2006, 2005 and 2004, respectively. The Company estimates that it will record amortization expense related to existing intangible assets as follows over the next 5 years:

Estimated
Amortization Expense
(In millions)
2007	$4.4
2008	$3.8
2009	$3.2
2010	$2.7
2011	$2.5
6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
	(In thousands)
Accounts payable	$3,014	$2,986
Accrued payroll and employee benefits	30,628	30,398
Accrued insurance	8,891	10,098
Accrued professional fees	1,163	1,584
Accrued occupancy costs	897	864
Accrued other expenses	9,649	8,548

	$54,242	$54,478

7. OTHER CURRENT LIABILITIES
Other current liabilities at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
	(In thousands)
Customer amounts on deposit	$6,039	$1,912
Employee payroll withholdings	671	942
Acquisition related costs	100	979
Other miscellaneous liabilities	4,540	1,894

	$11,350	$5,727

8. LINES OF CREDIT AND SHORT-TERM DEBT
The Company has a credit agreement providing for a five-year unsecured revolving credit facility in the amount of $60 million, maturing July 22, 2010, with any amounts outstanding at that date payable in full. The revolving credit facility includes an accordion feature allowing the Company to increase the amount of the revolving credit facility by an additional $40 million, subject to lender commitments for the additional amounts.
The Company may use the net proceeds of the borrowings under the revolving credit facility for general corporate purposes, including acquisitions. At the Company’s option, advances under the revolving credit facility will bear interest at either i) the greater of the Federal Funds Rate plus 0.5% or Prime, or ii) LIBOR plus a spread depending on the Company’s leverage ratio. Commitment fees on the unused portion of the line are payable at a rate ranging from 0.125% to 0.200% per annum depending on the Company’s leverage ratio. The credit agreement requires compliance with specified financial ratios and tests, including a maximum leverage ratio, a minimum debt service coverage ratio and a minimum shareholders’ equity requirement. The Company was in compliance with all covenants on its line of credit at December 31, 2006 and 2005. In 2006, the Company had periodic borrowings and repayments under the revolving credit facility. At December 31, 2006 the Company had borrowings outstanding of $35 million. The interest rate on the Company’s outstanding borrowings at December 31, 2006 was 6.4%, which was approximately the same as the weighted average interest rate for the period. The Company had no outstanding amounts due on the revolving credit facility at December 31, 2005 and no borrowings were made during 2005.

9. LONG-TERM DEBT
Long-term debt at December 31, 2006 and 2005 consists of the following:

	Years Ended December 31,
	2006	2005
	(In thousands)
Notes payable to individuals denominated in pounds sterling bearing interest at the Barclays Bank PLC Base Rate (5.0% at December 31, 2006) less 1.5%, with semi-annual payments of interest only. The notes are callable in whole or part by the individuals with 30 days notice and are fully payable August 2016.	$3,746	$—
Note payable to a client, with monthly payments of approximately $53,800 including interest of 5.75%, with final payment due January 2008; secured by the Company’s leasehold interest in the center.	677	1,264
Note payable to a financial institution denominated in Euro’s with monthly payments of approximately $600 including interest of 3.6%, with final payment due August 2011; secured by related fixed asset.	30	—
Note payable to a financial institution with monthly payments of approximately $5,000 including interest of 10%, repaid in 2006	—	24
Note payable to a state agency with monthly payments of approximately $800 including interest of 5.0%, repaid in 2006	—	14
Note payable to a financial institution with monthly payments of approximately $700 including interest of 10%, repaid in 2006	—	10

Total debt	4,453	1,312
Less current maturities	(4,376)	(628)

Long-term debt	$77	$684

10. INCOME TAXES
Income tax expense for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
	(In thousands)
Current tax expense
Federal	$22,177	$23,376	$15,911
State	5,708	6,627	4,514
Foreign	1,073	247	315

	28,958	30,250	20,740
Deferred tax expense (benefit)
Federal	841	(4,254)	(277)
State	115	(968)	(452)
Foreign	(370)	213	(243)

	586	(5,009)	(972)

Income tax expense	$29,544	$25,241	$19,768

Following is a reconciliation of the U.S. Federal statutory rate to the effective rate for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
	(In thousands)
Federal tax computed at statutory rate	$24,943	$21,682	$16,484
State taxes on income, net of federal tax benefit	3,785	3,267	2,309
Valuation allowance	1,340	1,262	1,274
Permanent difference and other, net	(524)	(970)	(299)

Income tax expense	$29,544	$25,241	$19,768

Significant components of the Company’s net deferred tax assets are as follows:

	2006	2005	2004
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$1,835	$2,025	$1,259
Reserve on assets	470	495	609
Liabilities not yet deductible	20,003	17,872	15,079
Deferred revenue	5,315	6,394	2,254
Depreciation	10,596	8,542	4,901
Amortization	129	360	168
Other	1,811	750	445
Valuation allowance	(4,505)	(2,869)	(2,302)

	35,654	33,569	22,413
Deferred tax liabilities
Amortization	(15,719)	(11,351)	(3,402)
Depreciation	(2,927)	(3,711)	(3,188)

Net deferred tax assets	$17,008	$18,507	$15,823

As of December 31, 2006, the Company has federal net operating loss carryforwards of approximately $2.5 million, which are subject to annual limitations and are available to offset certain current and future taxable earnings and expire at various dates, the earliest of which is December 31, 2019. The Company also has net operating losses in a number of states totaling approximately $5.7 million for which the Company has recorded a deferred tax asset of approximately $300,000, which may only be used to offset operating income of certain of the Company’s subsidiaries in those particular states. Management believes the Company will generate sufficient future taxable income to realize net deferred tax assets prior to the expiration of the net operating loss carryforwards recorded and that the realization of the net deferred tax asset is more likely than not. The Company has recorded valuation allowances on certain deferred tax assets related to losses in foreign operations where it does not have a history of profitability, as well as certain liabilities recorded which are subject to being settled in cash in order to be deductible, the timing of which is uncertain.
The Company has filed its tax returns in accordance with the tax laws in each jurisdiction and maintains tax reserves for differences between actual results and estimated income taxes for exposures that can be reasonably estimated. At December 31, 2006, the Company had recorded $2.3 million for these exposures, including penalties and interest. In the event that actual results are significantly different from these estimates, the Company’s provision for income taxes could be significantly impacted in future periods. The Company is currently under audit for its 2004 federal income tax return.
11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The Company has an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under the terms of the 2006 Equity and Incentive Plan (the “Plan”), which was approved by shareholders in June 2006, approximately 1.8 million shares of the Company’s Common Stock are available for distribution upon exercise. As of December 31, 2006, there were approximately 1.7 million shares of Common Stock available for grant under the Plan.
Effective January 1, 2006, the Company adopted the provisions of SFAS 123R and SAB 107 using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a prospective basis. Under the modified prospective recognition method, restatement of consolidated income from prior periods is not required, and accordingly, the Company has not provided such restatements. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on January 1, 2006 and all subsequent awards. SFAS 123R requires that all stock-based compensation expense be recognized in the financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. Consistent with the valuation method previously used for the disclosure-only pro-forma provisions of SFAS 123, the fair value of stock options is calculated using the Black-Scholes option-pricing model. As required under the new standards, compensation expense is based on the number of options expected to vest. Forfeitures estimated when recognizing compensation expense are adjusted when actual forfeitures differ from the estimate. The fair value of the Company’s grants of non-vested stock (“Restricted Stock”) and non-vested stock units (“Restricted Stock Units”) are based on intrinsic value. Restricted Stock and stock options granted under the plan typically vest over periods that range from three to five years.

Stock options typically expire at the earlier of seven to ten years from date of grant or three months after termination of the holder’s employment with the Company, unless otherwise determined by the Compensation Committee of the Board of Directors.
The Company recognized the impact of all stock-based compensation in its consolidated statement of income, and did not capitalize any amounts on the consolidated balance sheet. The following table presents the stock-based compensation included in the Company’s consolidated statement of income and the effect on earnings per share:

Year ended
December 31, 2006
(In thousands, except
per share data)
Stock-based compensation expense:
Cost of services	$354
Selling, general and administrative	3,200

Stock-based compensation before tax	3,554
Income tax benefit	1,059

Net stock-based compensation expense	$2,495

Effect on earnings per share:
Basic earnings per share	$(0.09)
Diluted earnings per share	$(0.09)
In the year ended December 31, 2006 the Company recorded an excess tax benefit related to the vesting or exercise of equity instruments of $2.6 million as a cash flow from financing activities, which prior to the adoption of FAS 123R would have been reported as a cash flow from operating activities.
Prior to the adoption of SFAS 123R and SAB 107, the Company followed APB 25, and compensation cost related to employee stock options was generally not recognized because options were granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounted for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through December 31, 2005, consistent with the provisions of SFAS No. 123R, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Years ended December 31,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$36,701	$27,328
Add: Stock-based compensation expense included in reported net income, net of related tax effects	621	686
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,375)	(2,992)

Pro forma	$32,947	$25,022
Earnings per share-Basic:
As reported	$1.35	$1.03
Pro forma	$1.21	$0.94
Earnings per share-Diluted:
As reported	$1.29	$0.98
Pro forma	$1.16	$0.90
There were no share-based liabilities paid during the years ended December 31, 2006, 2005, and 2004.

Stock Options
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions (expected volatility is based upon the historical volatility of the Company’s stock price):

	Years ended December 31,
	2006	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	40.7%	45.3%	46.1%
Risk free interest rate	4.8%	3.5%	2.8%
Expected life of options	5.9 years	6.2 years	6.1 years

Weighted-average fair value per share of options granted during the period	$17.37	$16.97	$12.30
The following table reflects stock option activity under the Company’s equity plans for the year ended December 31, 2006:

	Weighted Average
	Remaining		Weighted
	Contractual Life in	Number of	Average
	Years	Shares	Exercise Price
Outstanding at January 1, 2006	5.5	2,152,106	$15.94
Granted		231,760	37.09
Exercised		(438,744)	11.68
Forfeited or Expired		(44,720)	18.28

Outstanding at December 31, 2006	5.0	1,900,402	$19.45
Exercisable at December 31, 2006	4.4	1,165,435	$14.39
The aggregate intrinsic value (pre-tax) was $36.5 million for the Company’s total outstanding options and was $28.3 million for the Company’s fully vested and exercisable options based on the closing price of the Company’s common stock of $38.66 at the end of 2006. The aggregate intrinsic value represents the net amount that would have been received by the option holders had they exercised all of their outstanding options and those which were fully vested on that date.
The following table summarizes the non-vested stock option activity for the year ended December 31, 2006:

	Weighted Average
	Remaining		Weighted
	Contractual Life in	Number of	Average
	Years	Shares	Exercise Price
Outstanding at January 1, 2006	6.4	861,506	$19.68
Granted		231,760	37.09
Vested		(338,587)	14.05
Forfeited		(19,712)	30.45

Non-vested options outstanding at December 31, 2006	5.9	734,967	$27.47
At December 31, 2006, the Company expects approximately 600,000 shares to vest, with a weighted average remaining contractual life of 5.8 years, weighted average exercise price of $29.59 and aggregate intrinsic value of $5.6 million.
The fair value (pre-tax) of options that vested during the years ended December 31, 2006, 2005, and 2004 were $2.6 million, $5.5 million, and $3.5million, respectively. Aggregate intrinsic value of exercised options was $11.8 million, $14.6 million, and $11.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
As of December 31, 2006, there was $5.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Cash received from the exercise of stock options for the year ended December 31, 2006 was $5.1 million and the actual tax benefit realized for the tax deductions from option exercises totaled $3.4 million.
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
In June 2004, the Company’s Vice Chairman of the Board of Directors resigned his employment with the Company as Executive Chairman. At the time of resignation, the terms for any unvested stock options were modified to allow for a continuation of vesting so long as the former employee continues in his capacity as an active member of the Board of Directors. The Company recognized approximately $51,000, $336,000, and $546,000 in compensation expense in the years 2006, 2005, and 2004, respectively.
There were no modifications made to awards during the years ended December 31, 2006 and 2005.
Restricted Stock Awards
The Company grants shares of Restricted Stock to employees of the Company on either a no-cost or discounted basis. The fair value of grants of Restricted Stock is based on the intrinsic value of the shares at the grant date.
The following table summarizes the Restricted Stock activity for the year ended December 31, 2006:

		Weighted
	Number of	Average Fair
	Shares	Value
Outstanding at January 1, 2006	93,100	$21.44
Granted	40,665	23.35
Vested	(7,600)	23.60
Forfeited or Expired	—	—

Outstanding at December 31, 2006	126,165	$21.93
The aggregate intrinsic value for unvested shares of Restricted Stock was $4.9 million based on the closing price of the Company’s common stock of $38.66 at the end of 2006.
As of December 31, 2006, there was $1.3 million of unrecognized compensation cost related to non-vested Restricted Stock. The cost is expected to be recognized over a weighted average period of 1.7 years.
The Company received proceeds of approximately $500,000 and $800,000 related to discounted purchases of Restricted Stock for the years ended December 31, 2006 and 2005, respectively. No proceeds were received in 2004.
The actual tax benefit realized for the tax deductions from restricted shares that vested totaled $116,000 and $100,000 for the years ended December 31, 2006 and 2005, respectively.
In June 2006, the Company granted awards of Restricted Stock Units to members of the Board of Directors. The awards allow for the issuance of a share of the Company’s Common Stock for each vested unit upon the termination of service as a member of the Board of Directors. The Company issued approximately 1,300 units at a weighted average fair value of $34.99 for a total of approximately $50,000. The units vested upon issuance and were fully recognized as compensation cost in the second quarter of 2006. The aggregate intrinsic value of these fully vested awards was approximately $50,000 based on the closing price of the Company’s Common Stock of $38.66 at the end of 2006.
There were no modifications made to awards during the years ended December 31, 2006 and 2005.
Treasury Stock
In 1999, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 2.5 million shares of the Company’s Common Stock. The Company completed the repurchase of the authorized shares under this plan in 2006. The Board of Directors approved a new plan authorizing the Company to repurchase an additional 3 million shares of the Company’s Common Stock in June 2006. The Company repurchased approximately 1.5 million shares at a cost of $54.1 million in 2006, of which 381,000 shares were repurchased under the 2006 plan. Under the terms of the existing repurchase plan the Company is authorized to purchase up to an additional 2.6 million shares of its Common Stock as of December 31, 2006. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
12. EARNINGS PER SHARE
The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.
The following tables present information necessary to calculate earnings per share for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
Basic earnings per share
Income available to common stockholders	$41,723	26,338	$1.58
Effect of dilutive stock options and restricted stock	—	1,053

Diluted earnings per share	$41,723	27,391	$1.52

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
Basic earnings per share
Income available to common stockholders	$36,701	27,123	$1.35
Effect of dilutive stock options and restricted stock	—	1,269

Diluted earnings per share	$36,701	28,392	$1.29

	Year Ended December 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
Basic earnings per share
Income available to common stockholders	$27,328	26,511	$1.03
Effect of dilutive stock options	—	1,335

Diluted earnings per share	$27,328	27,846	$0.98
The weighted average number of stock options excluded from the above calculation of earnings per share was approximately 51,300 in 2006, 25,200 in 2005 and 7,200 in 2004, as they were anti-dilutive.
13. COMMITMENTS AND CONTINGENCIES
LEASES
The Company leases various office equipment, early care and education center facilities and office space under non-cancelable operating leases. Most of the leases expire within ten years and many contain renewal options for various periods. Certain leases contain provisions, which include additional payments based upon revenue performance, enrollment or the Consumer Price Index at a future date. Rent expense for 2006, 2005 and 2004 totaled approximately $29.5 million, $23.6 million and $18.9 million, respectively. Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2007	$32,859
2008	31,471
2009	29,570
2010	26,666
2011	21,720
Thereafter	102,779

Total future minimum lease payments	$245,065

Future minimum lease payments include approximately $1.0 million of lease commitments, which are guaranteed by third parties pursuant to operating agreements for early care and education centers.
LETTERS OF CREDIT
The Company has four letters of credit outstanding used to guarantee certain utility payments for up to $80,000, certain rent payments for up to $200,000, and certain premiums and deductible reimbursements for up to $486,000. The letters of credit issued reduced the amounts available for borrowing under the Company’s credit facility by $636,000 at December 31, 2006, as fully described in Footnote 8. No amounts have been drawn against any of these letters of credit.
EMPLOYMENT AND NON-COMPETE AGREEMENTS
The Company has severance agreements with five executives that provide for up to 24 months of compensation upon the termination of employment following a change in control of the Company. The maximum amount payable under these agreements in 2006 was approximately $4.2 million.
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
The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. While management believes that the amounts accrued for these obligations is sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
The Company’s early care and education centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its early care and education centers into compliance.
14. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for all employees with more than 500 hours of credited service on a semi-annual basis and who have been with the Company six months or more. The Plan is funded by elective employee contributions of up to 50% of their compensation. Under the Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. Expense under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled approximately $2.1 million, $2.0 million and $1.9 million in 2006, 2005 and 2004, respectively.
15. RELATED PARTY TRANSACTIONS
The Company has an agreement with S.C. Johnson & Son, Inc. to operate and manage an early care and education center. S.C. Johnson & Son, Inc. is affiliated through common majority ownership with JohnsonDiversey, Inc., the employer of a member of the Company’s Board of Directors. In return for its services under this agreement, the Company received management fees and operating subsidies of $125,000, $245,000, and $327,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

16. STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION
The following table presents supplemental disclosure of cash flow information for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)
Supplemental cash flow information:
Cash payments of interest	$768	$137	$155
Cash payments of income taxes	$24,103	$23,925	$19,206

Non cash investing and financing activities:
Issuance of notes payable for acquisition	$3,574	$—	$—
Financing of assets purchased	$807	$—	$—
In conjunction with the acquisitions, as discussed in Note 2, the fair value of assets acquired are as follows:

	2006	2005	2004
	(In thousands)
Cash paid, net of cash acquired	$24,771	$54,923	$20,987
Liabilities assumed	8,432	22,721	2,692

Fair value of assets acquired	$33,203	$77,644	$23,679

In June 2004, the Company entered into service agreements to manage a group of family programs and amended an agreement to manage an existing child care and education center in exchange for the transfer of land and buildings. The Company recorded fixed assets and deferred revenue of $9.4 million in connection with the transactions. The deferred revenue will be earned over the terms of the arrangements of 6.5 and 12 years, respectively. The Company recognized revenue of $1.3 million in 2006, $1.3 million in 2005 and $640,000 in 2004, under the terms of these arrangements. In the event of default under the terms of the contingent notes payable associated with the service agreements, the Company would be required to tender a payment equal to the unrecognized portion of the deferred revenue or surrender the applicable property. The unrecognized portion of the deferred revenue related to these agreements was $6.2 million at December 31, 2006.
17. SEGMENT AND GEOGRAPHIC INFORMATION
Bright Horizons offers workplace services comprised mainly of center-based child care, back-up care, elementary education, college admissions counseling services, and consulting services. With the acquisition of College Coach and the college admissions counseling services in the third quarter of 2006, the Company has two reporting segments, consisting of center-based care and ancillary services. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations. Center-based child care, back-up care, and elementary education have similar operating characteristics and meet the criteria for aggregation under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company’s ancillary services consist of college admissions counseling services, staffing, and consulting services, which do not meet the quantitative thresholds for separate disclosure and are not material for segment reporting individually or in the aggregate.

The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced or included herein.

	Center-based	Ancillary
	Care	Services	Total
	(In thousands)
Year ended December 31, 2006:
Revenue	$694,380	$3,485	$697,865
Amortization	3,194	182	3,376
Income (loss) from operations	71,788	(125)	71,663

Year ended December 31, 2005:
Revenue	$624,105	$1,154	$625,259
Amortization	1,916	—	1,916
Income (loss) from operations	60,920	(264)	60,656

Year ended December 31, 2004:
Revenue	$549,480	$2,283	$551,763
Amortization	1,012	—	1,012
Income (loss) from operations	46,822	(69)	46,753
Revenue and long-lived assets by geographic region for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
	(In thousands)
Revenue:
United States	$631,770	$567,037	$505,918

Europe	63,090	56,986	44,789
Canada	3,005	1,236	1,056

Total foreign	66,095	58,222	45,845

Total revenue	$697,865	$625,259	$551,763

Long-lived assets (property and equipment, net):
United States	$121,628	$105,947	$100,800

Europe	15,341	10,011	11,704
Canada	343	504	133

Total foreign	15,684	10,515	11,837

Total long-lived assets	$137,312	$116,462	$112,637

The classification “United States” is comprised of the Company’s United States and Puerto Rico operations and the classification “Europe” includes the Company’s United Kingdom and Ireland operations.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2006 and 2005 is summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)
2006:
Revenue	$169,139	$175,232	$172,199	$181,295
Gross profit	32,905	35,292	33,311	36,766
Amortization	610	751	857	1,158
Operating income	17,110	18,706	17,187	18,660
Income before taxes	17,228	18,785	17,030	18,224
Net income	9,990	10,875	9,899	10,959
Basic earnings per share	$0.37	$0.41	$0.38	$0.42
Diluted earnings per share	$0.36	$0.40	$0.37	$0.41

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)
2005:
Revenue	$150,758	$157,017	$154,425	$163,059
Gross profit	26,903	28,738	27,843	31,805
Amortization	376	384	442	714
Operating income	13,968	15,591	14,733	16,364
Income before taxes	14,195	15,961	15,289	16,497
Net income	8,359	9,461	9,038	9,843
Basic earnings per share	$0.31	$0.35	$0.33	$0.36
Diluted earnings per share	$0.30	$0.33	$0.32	$0.35
The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months, at which time families are often on vacation or have alternative early care and education arrangements. Demand for the Company’s services generally increases in September and October to normal enrollment levels upon the beginning of the new school year and remains relatively stable throughout the rest of the school year.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Bright Horizons maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
Under the supervision of and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(b), promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2006 (the end of the period covered by this Annual Report on Form 10-K).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, using the framework specified in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
Management has excluded from its assessment of internal control over financial reporting as of December 31, 2006 the five businesses acquired during fiscal 2006 whose financial statements constitute less than 2% of net and total assets, revenues, and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears on page 30 of this 2006 Annual Report on Form 10-K.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Bright Horizons Family Solutions, Inc.
Watertown, Massachusetts
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Bright Horizons Family Solutions, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at five businesses acquired during fiscal year 2006 and whose financial statements constitute less than 2% of net and total assets, revenues, and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the five acquired businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” effective January 1, 2006.
/s/Deloitte & Touche LLP
Boston, Massachusetts
March 1, 2007
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
The information required by this item is incorporated by reference to the sections entitled “Proposal I – Election of Directors”, “Corporate Governance—What Committees has the board established?” and “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 8, 2007. Pursuant to General Instruction G(3), certain information required with respect to persons who are or may be deemed to be executive officers of the Company is set forth in Part 1 of this Form 10-K under the caption “Business — Executive Officers of the Company”.
The Company’s Board of Directors has adopted a Code of Conduct and Business Ethics applicable to the Company’s officers, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Conduct and Business Ethics is publicly available on the Company’s website at www.brighthorizons.com. If the Company makes any substantive amendments to the Code of Conduct and Business Ethics or grants any waiver, including any implicit waiver, from a provision of the Code of Conduct and Business Ethics to the Company’s officers, including the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, the Company will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.
ITEM 11. Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 8, 2007.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the section entitled “Stock Ownership” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 8, 2007.
EQUITY COMPENSATION PLANS
The following table sets forth certain information with respect to shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2006:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,900,402	$19.45	1,675,013

Equity compensation plans not approved by security holders	—	—	—

Total	1,900,402	$19.45	1,675,013
ITEM 13. Certain Relationships and Related Transactions
The information required by this item is incorporated by reference to the section entitled “Corporate Governance—Certain Relationships and Related Transactions” and “Corporate Governance - Which of the Company’s director’s are considered independent?” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 8, 2007.
ITEM 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section entitled “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Company’s proxy statement for the annual meeting of stockholders to be held on May 8, 2007.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	The financial statements filed as part of this report are included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	All Financial Statement Schedules other than those listed below have been omitted because they are not required under the instructions to the applicable accounting regulations of the Securities and Exchange Commission or the information to be set forth therein is included in the financial statements or in the notes thereto. The following additional financial data should be read in conjunction with the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts
(3)	The exhibits filed or incorporated by reference as part of this report are set forth in the Index of Exhibits, which follows the signature page to this Annual Report on Form 10-K.

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Additions
	Beginning of	Charged to Costs	Deductions-	Balance at End
	Period	and Expenses	Charge Offs	of Period
I. Allowance for Doubtful Accounts
Fiscal Year 2006	$1,258	$711	$(760)	$1,209
Fiscal Year 2005	$1,756	$180	$(678)	$1,258
Fiscal Year 2004	$2,130	$770	$(1,144)	$1,756

	Balance at			Effect of
	Beginning of			Currency	Balance at End
	Period	Additions	Deductions	Translation	of Period
II. Valuation Allowance for Deferred Income Taxes
Fiscal Year 2006	$2,869	$1,177	$—	$459	$4,505
Fiscal Year 2005	$2,302	$1,086	$(201)	$(318)	$2,869
Fiscal Year 2004	$1,220	$951	$(21)	$152	$2,302

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS, INC. March 1, 2007
By:	/s/ Elizabeth J. Boland
Elizabeth J. Boland
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Linda A. Mason Linda A. Mason	Chairman	March 1, 2007

/s/ Roger H. Brown Roger H. Brown	Vice Chairman of the Board	March 1, 2007

/s/ David H. Lissy David H. Lissy	Director, Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ Mary Ann Tocio Mary Ann Tocio	Director, President and Chief Operating Officer	March 1, 2007

/s/ Elizabeth J. Boland Elizabeth J. Boland	Chief Financial Officer (Principal Financial Officer)	March 1, 2007

/s/ Robert J. Meyer Robert J. Meyer	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2007

/s/ Joshua Bekenstein Joshua Bekenstein	Director	March 1, 2007

/s/ JoAnne Brandes JoAnne Brandes	Director	March 1, 2007

/s/ E. Townes Duncan E. Townes Duncan	Director	March 1, 2007

/s/ Fred K. Foulkes Fred K. Foulkes	Director	March 1, 2007

/s/ David Gergen David Gergen	Director	March 1, 2007

/s/ Gabrielle Greene Gabrielle Greene	Director	March 1, 2007

/s/ Sara Lawrence-Lightfoot Sara Lawrence-Lightfoot	Director	March 1, 2007

/s/ Ian M. Rolland Ian M. Rolland	Director	March 1, 2007

/s/ Marguerite Kondracke Marguerite Kondracke	Director	March 1, 2007

INDEX OF EXHIBITS
2.1*	Amended and Restated Agreement and Plan of Merger dated as of June 17, 1998 by and among Bright Horizons Family Solutions, Inc., CorporateFamily Solutions, Inc., Bright Horizons, Inc., CFAM Acquisition, Inc., and BRHZ Acquisition, Inc.

2.2	Agreement and Plan of Merger, dated June 27, 2005, by and among Bright Horizons Family Solutions, Inc., BFAM Mergersub, Inc. and ChildrenFirst, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request) (Incorporated by Reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q filed on August 9, 2005).

3.1	Certificate of Incorporation, as amended (Restated for purposes of EDGAR) (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on August 9, 2004)

3.2	Amended and Restated Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.1	Article IV of Bright Horizons Family Solutions, Inc.’s Certificate of Incorporation (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on August 9, 2004)

4.2	Article IV of Bright Horizons Family Solutions, Inc.’s Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.3	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.3 of the Form 8-K filed on July 28, 1998)

10.1	2006 Equity and Incentive Plan (incorporated by reference to Exhibit A to the Company’s proxy statement for its June 6, 2006 annual meeting of stockholders filed on April 28, 2006).

10.2	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Executive Officers under the 2006 Equity and Incentive Plan (Incorporated by Reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 6, 2006)

10.3	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Directors under the 2006 Equity and Incentive Plan (Incorporated by Reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 6, 2006)

10.4	Form of Agreement evidencing a grant of Restricted Shares to Executive Officers under the 2006 Equity and Incentive Plan (Incorporated by Reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 6, 2006)

10.5	Form of Agreement evidencing a grant of Restricted Share Units to Directors under the 2006 Equity and Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Current Report on Form 8-K filed on June 6, 2006)

10.6	Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on November 14, 2001)

10.7	Amendment to Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 18, 2005)

10.8	Form of Agreement evidencing a grant of Incentive Stock Options to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 22, 2005)

10.9	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 22, 2005)

10.10	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Directors under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 22, 2005)

10.11	Form of Agreement evidencing a grant of Restricted Stock to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 22, 2005)

10.12	Form of Agreement evidencing a grant of Restricted Stock to Directors under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 31, 2005)

10.13	Summary of Named Executive Officer and Nonemployee Director Compensation

10.14*	1998 Employee Stock Purchase Plan

10.15	Severance Agreement for Stephen I. Dreier (Incorporated by Reference to Exhibit 10.8 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.16	Severance Agreement for Elizabeth J. Boland (Incorporated by Reference to Exhibit 10.9 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.17	Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.11 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.18	Amendment to the Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 15, 2002)

10.19	Severance Agreement for Mary Ann Tocio (Incorporated by Reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 15, 2001)

10.20*	Form of Indemnification Agreement

10.21	Credit Agreement, dated as of July 22, 2005, by and among Bright Horizons Family Solutions, Inc., the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request) (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 28, 2005).

21	Subsidiaries of the Company

23.1	Consent of Deloitte &Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference to the Registration Statement on Form S-4 filed on June 17, 1998 (Registration No. 333-57035).