Form 10-Q
period 2007-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2007-05-10
CIK 1060559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007.
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Shares outstanding as of May 3, 2007

Common Stock, $0.01 par value	26,158,645

FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Bright Horizons Family Solutions, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,302	$7,115
Accounts receivable, net	42,905	38,644
Prepaid expenses and other current assets	20,598	19,915
Current deferred income taxes	13,267	13,832

Total current assets	86,072	79,506

Fixed assets, net	139,209	137,312
Goodwill	145,168	145,070
Other intangibles, net	36,969	38,150
Noncurrent deferred income taxes	6,938	5,858
Other assets	3,560	3,474

Total assets	$417,916	$409,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,277	$4,376
Line of credit payable	13,400	35,000
Accounts payable and accrued expenses	61,580	54,242
Deferred revenue	53,477	40,884
Income taxes payable	3,059	5,507
Other current liabilities	10,866	11,350

Total current liabilities	146,659	151,359

Long-term debt, net of current portion	22	77
Accrued rent and related obligations	11,433	10,651
Other long-term liabilities	9,763	7,296
Deferred revenue, net of current portion	12,819	13,467
Deferred income taxes	2,542	2,682

Total liabilities	183,238	185,532

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000 shares at both March 31, 2007 and December 31, 2006
Issued: 28,140 and 27,942 shares at March 31, 2007 and December 31, 2006, respectively
Outstanding: 26,151 and 26,095 shares at March 31, 2007 and December 31, 2006, respectively	281	279
Additional paid-in capital	128,656	123,869
Treasury stock, at cost: 1,989 and 1,847 shares at March 31, 2007 and December 31, 2006, respectively	(70,479)	(65,283)
Cumulative translation adjustment	9,577	9,546
Retained earnings	166,643	155,427

Total stockholders’ equity	234,678	223,838

Total liabilities and stockholders’ equity	$417,916	$409,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenue	$190,077	$169,139
Cost of services	151,651	136,234

Gross profit	38,426	32,905

Selling, general and administrative expenses	17,703	15,185

Amortization	1,180	610

Income from operations	19,543	17,110

Interest income	125	175
Interest expense	(396)	(57)

Income before income taxes	19,272	17,228

Income tax expense	8,056	7,238

Net income	$11,216	$9,990

Earnings per share:
Basic	$0.43	$0.37

Diluted	$0.42	$0.36

Weighted average number of common shares outstanding:
Basic	26,018	26,897

Diluted	26,961	28,023

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$11,216	$9,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,562	4,165
Non-cash revenue and other	(273)	(231)
(Gain)/loss on disposal of fixed assets	(9)	41
Stock-based compensation	1,020	762
Deferred income taxes	(653)	1,095

Changes in assets and liabilities:
Accounts receivable	(4,253)	(4,525)
Prepaid expenses and other current assets	(782)	(157)
Accounts payable and accrued expenses	7,385	3,690
Income taxes	(14)	1,323
Deferred revenue	12,238	13,767
Accrued rent and related obligations	782	(128)
Other assets	(87)	10
Other current and long-term liabilities	(262)	136

Net cash provided by operating activities	31,870	29,938

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(6,304)	(7,177)
Proceeds from the disposal of fixed assets	15	39
Other assets	(29)	—
Payments for acquisitions, net of cash acquired	—	(580)

Net cash used in investing activities	(6,318)	(7,718)

Cash flows from financing activities:
Purchase of treasury stock	(5,196)	(23,023)
Proceeds from the issuance of common stock	2,771	1,865
Excess tax benefit from stock-based compensation	786	628
Repayments on line of credit, net	(21,600)	—
Principal payments of long term debt	(153)	(171)

Net cash used in financing activities	(23,392)	(20,701)

Effect of exchange rates on cash and cash equivalents	27	59

Net increase in cash and cash equivalents	2,187	1,578

Cash and cash equivalents, beginning of period	7,115	21,650

Cash and cash equivalents, end of period	$9,302	$23,228

Supplemental cash flow information:
Cash payments of interest	$374	$60
Cash payments of income taxes	$7,946	$4,064
The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. The Company and Basis of Presentation
Organization – Bright Horizons Family Solutions, Inc. (“Bright Horizons” or the “Company”) provides workplace services for employers and families throughout the United States, Puerto Rico, Canada, Ireland, and the United Kingdom. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up care, before and after school care, summer camps, vacation care, college admissions counseling, and other family support services.
The Company operates its early care and education centers under various types of arrangements, which generally can be classified into two categories: (i) the management or cost plus (“Cost Plus”) model, where Bright Horizons manages a work-site early care and education center under a cost-plus arrangement with an employer sponsor, and (ii) the profit and loss (“P&L”) model, which can be either (a) sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of a single employer sponsor or consortium of employer sponsors, or (b) a lease model, where the Company provides priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.
Basis of Presentation – The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and consistent with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and should be read in conjunction with the notes thereto.
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position at March 31, 2007, and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. Such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.
Comprehensive Income – The Company’s comprehensive income for the three months ended March 31, 2007 and 2006 is comprised of net income and foreign currency translation adjustments.

	Three months ended March 31,
	2007	2006
	(In thousands)
Net income	$11,216	$9,990
Foreign currency translation adjustments	31	377

Comprehensive income	$11,247	$10,367

Uncertain Tax Positions – In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and accounting for income taxes in interim periods, and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. The Company’s liability for uncertain tax positions at the date of adoption was $1.3 million (for additional information see Note 3 to the Condensed Consolidated Financial Statements below).
Recent Accounting Pronouncements – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities to choose to measure certain financial assets and financial liabilities at fair value, with the related unrealized gains and losses reported in earnings at each reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is evaluating the impact that this statement will have on its consolidated financial position and results of operations.
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
2. Earnings Per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.
The following tables present information necessary to calculate earnings per share for the three months ended March 31, 2007 and 2006:

	Three months ended March 31, 2007
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share:
Income available to common stockholders	$11,216	26,018	$0.43
Effect of dilutive securities:
Stock options and restricted stock	—	943	—

Diluted earnings per share	$11,216	26,961	$0.42

	Three months ended March 31, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share:
Income available to common stockholders	$9,990	26,897	$0.37
Effect of dilutive securities:
Stock options and restricted stock	—	1,126	—

Diluted earnings per share	$9,990	28,023	$0.36

The weighted average number of shares excluded from the above calculations of earnings per share for the three months ended March 31, 2007 and 2006 was approximately 116,000 and 70,000, respectively, as their effect would be anti-dilutive. For the three months ended March 31, 2007 and 2006, the Company had no warrants or preferred stock outstanding.
3. Uncertain Tax Positions
The Company adopted the provisions of FIN 48 on January 1, 2007. The Company’s liability for uncertain tax positions at the date of adoption was $1.3 million. This amount, if recognized, would affect the Company’s effective tax rate. The amount of unrecognized tax benefits did not materially change as of March 31, 2007. The liability for uncertain tax positions has been classified as a non-current liability.
It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
The Company recognizes accrued interest related to unrecognized tax benefits and penalties in income tax expense in the results of its operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $1.1 million for interest and penalties. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. The Company is also subject to corporate income tax at its British, Canadian, Irish and Puerto Rican subsidiaries.
U.S. federal income tax returns are typically subject to examination over a three year period. The Company’s 2003, 2004 and 2005 federal tax returns are subject to audit. The Company’s 2004 U.S. federal income tax return is currently under examination by the Internal Revenue Service. The Company has filed an extension for filing its 2006 tax returns.
State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
The Company’s tax returns for its British, Canadian, Irish, and Puerto Rican subsidiaries are subject to examination periods ranging from 4-6 years.
4. Treasury Stock
In June 2006, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 3 million shares of the Company’s common stock in addition to amounts repurchased under previous plans. In the three months ended March 31, 2007, the Company repurchased approximately 142,000 shares at a cost of $5.2 million. Under the terms of the existing repurchase plan, the Company is authorized to purchase up to an additional 2.5 million shares of its common stock as of March 31, 2007. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
5. Commitments and Contingencies
The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. While management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such legal matters will not have a material effect on the Company’s financial condition, results of operations, or cash flows.
The Company’s early care and education centers are subject to numerous federal, state and local regulations and licensing requirements. Failure of a center to comply with applicable regulations can subject it to governmental sanctions, which could require expenditures by the Company to bring its early care and education centers into compliance.
The Company is party to a construction agreement for the development of a child care and early education center in Ireland. In conjunction with this agreement, Bright Horizons will be required to pay approximately €2.7 million (approximately $3.6 million at March 31, 2007) upon substantial completion of the facility in the second quarter of 2007, which represents the majority of the liability associated with the agreement.
6. Segment Information
Bright Horizons has two reporting segments, consisting of center-based care and ancillary services. Center-based care is comprised of center-based child care, back-up care, and elementary education, which have similar operating characteristics and meet the criteria for aggregation under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company’s ancillary services consist of college admissions counseling services, staffing services, and consulting services, which do not meet the quantitative thresholds for separate disclosure and are not material for segment reporting individually or in the aggregate. The Company and its chief operating decision makers evaluate a segment’s performance based on revenues and income from operations.

The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced or included herein.

	Center-based	Ancillary
	Care	Services	Total
	(In thousands)
Three Months ended March 31, 2007:
Revenue	$188,507	$1,570	$190,077
Amortization	1,044	136	1,180
Income (loss) from operations	19,733	(190)	19,543

Three Months ended March 31, 2006:
Revenue	$168,576	$563	$169,139
Amortization	610	—	610
Income (loss) from operations	16,919	191	17,110

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement About Forward-Looking Information
Bright Horizons has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. Forward-looking statements generally are identified by the words “believes”, “expects”, “anticipates”, “plans”, “estimates”, “projects”, or similar expressions. These forward-looking statements concern the Company’s operations, economic performance and financial condition, and include statements regarding: opportunities for growth; the number of early care and education centers expected to be added in future years; the profitability of newly opened early care and education centers; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments, and other transactions; changes in operating systems or policies and their intended results; our expectations and goals for increasing center revenue, and improving our operational efficiencies; and our projected operating cash flows.
Although we believe that forward-looking statements are based on reasonable assumptions, expected results may not be achieved and actual results may differ materially from the Company’s expectations. Forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, including but not limited to the following factors:
•	the effects of general economic conditions and world events;

•	our inability to successfully execute our growth strategy;

•	delays in identifying, executing or integrating key acquisitions;

•	loss of key client relationships or delays in new center openings;

•	subsidy reductions by key existing clients;

•	competitive conditions in the early care and education industry;

•	tuition price sensitivity;

•	the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues;

•	our inability to maintain effective internal controls over financial reporting;

•	our inability to obtain insurance at the same levels or at costs comparable to those incurred historically;

•	our inability to successfully defend against or counter negative publicity associated with claims involving alleged incidents at our centers;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services; and

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards.
We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations that may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Refer to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussion of risk factors.
Executive Summary and Discussion
Bright Horizons is a leading provider of workplace services for employers and families. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up care, before and after school care, summer camps, vacation care, college admissions counseling services, and other family support services.
As of March 31, 2007, the Company managed 651 early care and education centers, with more than 60 early care and education centers under development. The Company has the capacity to serve approximately 70,000 children in 42 states, the District of Columbia, Puerto Rico, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 95 Fortune 500 companies and 75% of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 542 North American centers average a capacity of 118 children per location, while the 109 centers based in the United Kingdom and Ireland average a capacity of approximately 58 children per location. At March 31, 2007, approximately 60% of the Company’s centers were operated under profit and loss (“P&L”) arrangements and approximately 40% were operated under management (“Cost Plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. The Company also seeks to enhance its reputation as the provider of choice for a broad spectrum of work-life services.
Bright Horizons operates centers for a diversified group of clients. At March 31, 2007, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers
Consumer	5%
Financial Services	15%
Government and Education	15%
Healthcare	10%
Industrial/Manufacturing	10%
Office Park Consortiums	30%
Pharmaceutical	5%
Professional Services and Other	5%
Technology	5%

The principal elements of the Company’s business strategy are to be the partner of choice, provider of choice and employer of choice. This business strategy is centered on several key elements: identifying and executing on growth opportunities with new and existing clients; achieving sustainable operating margin improvement; maintaining our competitive advantage as the employer of choice in our field; and continuing the high quality of our programs and customer satisfaction. The alignment of key demographic, social and workplace trends combined with an overall under supply of quality childcare options for working families continues to fuel strong interest in the Company’s services. General economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates.
The Company achieved revenue, operating income and net income growth for the three months ended March 31, 2007 by executing on its growth strategy to: (i) add centers for new and existing clients, (ii) expand service offerings to clients, (iii) pursue strategic acquisitions, and (iv) assume the management of existing child care centers. The Company has expanded its service offerings with the recent introduction of Back Up Care Advantage and college admissions counseling services as a way to deepen client relationships. In addition, at March 31, 2007, the Company served a total of 52 multi-site clients at 232 locations.
The Company achieved revenue growth of approximately 12% for the three months ended March 31, 2007 as compared to the same period in 2006. The revenue growth was principally due to the increase in the number of centers the Company operates, additional enrollment in ramping centers as well as in mature centers, price increases of 4-5% and expanded services for existing clients. The Company added 9 centers during the quarter ended March 31, 2007, and 40 centers since March 31, 2006, through a combination of organic growth, transitions of management of existing programs, and acquisitions.
The Company improved operating income by 14% and net income by 12% in the quarter ended March 31, 2007 as compared to the first quarter of 2006. The improvement can be attributed to disciplined pricing strategies which enable management to systematically increase tuition in advance of cost increases, careful management of personnel costs, favorable trends in personnel related costs, modest enrollment gains, and the addition of mature centers through acquisitions and transitions of management. The improvement in operating margin is also attributable to the contributions from additional back-up services and College Coach, which was acquired in August 2006, whose operating results tend to have higher margins, on average, than the Company’s full service child care operations. The opportunity to achieve additional margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping centers; annual tuition increases above the levels of annual average wage increases; careful cost management; additional growth in expanded service offerings to clients; and the successful integration of acquisitions and transitions of management to our network of centers.
The Company has been notified by the United Auto Workers and the Ford Motor Company (“UAW-Ford”) that they intend to close the 7 child care centers and 19 stand-alone family enrichment centers that the Company operates under a cost-plus arrangement during the second quarter of 2007. While negotiations regarding any post-closing arrangements have not been finalized with UAW-Ford, the Company estimates that these center closings and the cancellation of this cost-plus contract arrangement, which have associated revenue of $30.0 million and operating income of $4.0 million on an annual basis, will impact revenue and operating results in the second half of the year as more fully described below. Due to the nature of this arrangement, the Company does not expect to incur any costs associated with the closure of these programs. In addition to the 26 UAW-Ford centers, the Company estimates that there will be closures of an additional 10 – 12 centers occurring in the remainder of 2007.
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
Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education services has historically decreased during the summer months, at which time families are often on vacation or have alternative child-care arrangements. In addition, enrollment declines as older children transition to elementary schools. Demand for the Company’s services generally increases in September and October to normal enrollment levels upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers that may include enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (P&L vs. Cost Plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors, and general economic conditions.
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
Revenue	100.0%	100.0%
Cost of services	79.8	80.5

Gross profit	20.2	19.5
Selling, general & administrative expenses	9.3	9.0
Amortization	0.6	0.4

Income from operations	10.3	10.1
Interest income	0.1	0.1
Interest expense	(0.3)	0.0

Income before income taxes	10.1	10.2
Income tax expense	4.2	4.3

Net income	5.9%	5.9%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Revenue. Revenue increased $21.0 million, or 12.4%, to $190.1 million for the three months ended March 31, 2007 from $169.1 million for the three months ended March 31, 2006. Revenue growth is primarily attributable to the addition of new early care and education centers, modest growth in enrollment at existing centers, and tuition increases of approximately 4-5%. At March 31, 2007, the Company operated 651 centers compared to 611 centers at March 31, 2006, resulting in net increases of 40 centers and 5.6% in overall capacity. The increase in revenue is also attributable to the acquisitions completed in the second half of 2006, which contributed approximately $4.3 million in revenues for the three months ended March 31, 2007. Acquisitions and transitions of management typically do not have the ramp-up period associated with organic growth, and begin operating at more mature levels.
Revenue related to the Company’s ancillary services increased $1.0 million from the prior year, primarily due to the acquisition of College Coach in the third quarter of 2006.
In conjunction with the closure of the UAW-Ford centers referenced above the Company expects that due to the planned timing of the closures (primarily occurring June 30, 2007) the impact on the Company’s revenue in the second half of 2007 will be approximately $17.0 million, and by an additional $13.0 million in the first half of 2008 when compared to previously reported results of comparable periods.
Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel; food costs; program supplies and materials; parent marketing; and facilities costs, which include depreciation. Gross profit increased $5.5 million, or 16.8%, to $38.4 million for the three month period ended March 31, 2007 from $32.9 million in the same period for 2006. Gross profit as a percentage of revenue increased from 19.5% in 2006 to 20.2% in 2007. One of the key factors in the increase in gross profit margin is the contribution from back-up services whose margins are, on average, higher than the Company’s full service child-care centers. In addition, gross profit increased due to: modest improvements in enrollment which drive operating efficiencies at the center level as the fixed costs are absorbed over a broader tuition base; contributions from Cost Plus centers opened over the past twelve months, transitions of management and acquisitions, which enter the network of centers at mature operating levels; favorable trends in personnel and related costs such as workers’ compensation insurance and employee benefits; and annual tuition rate increases ahead of wage increases coupled with careful cost management at existing programs. Gross profit was also moderately impacted by College Coach, whose profit margins are higher than those of the Company’s overall child care operations.
The increases in gross profit were offset in part by losses at new lease model centers, which experience losses during the pre-opening and ramp-up stages of their operations. In addition to 12 such centers opened in 2006, the Company has opened 5 of these lease model centers in 2007 and is in pre-opening development stage at additional locations.
Selling, General and Administrative Expenses (“SGA”). SGA consists primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting, legal and public reporting compliance fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses. SGA increased $2.5 million, or 16.6%, to $17.7 million for the three months ended March 31, 2007 from $15.2 million in 2006 due primarily to investments in personnel to support growth. As a percentage of revenue, SGA increased from 9.0% in 2006 to 9.3% in 2007. The increase in SGA as a percentage of revenue is attributable to an increase in stock-based compensation of $260,000 and amounts associated with College Coach, which requires proportionately higher overhead support costs.
Amortization. Amortization expense on intangible assets totaled $1.2 million for the three months ended March 31, 2007 compared to $610,000 for the same period in 2006. The increase relates to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed during 2006, which are subject to amortization. The Company anticipates amortization expense to approximate $4.7 million for the full year 2007.
Income from Operations. Income from operations totaled $19.5 million for the three months ended March 31, 2007 compared with income from operations of $17.1 million for the same period in 2006, an increase of $2.4 million, or 14.2%. Operating income as a percentage of revenue increased to 10.3% in 2007 from 10.1% in 2006, due to the gross profit improvement discussed above.
The Company expects that the closings of the UAW-Ford child-care and family enrichment centers referenced above will have the effect of reducing income from operations by approximately $2.5 million in the second half of 2007, with a further impact of $1.5 million in the first half of 2008 when compared to previously reported results of comparable periods.
Interest Income. Interest income for the three months ended March 31, 2007 totaled $125,000 compared to interest income of $175,000 for the same period in 2006. The decrease in interest income is largely due to lower cash balances resulting from repayments of amounts outstanding on our line of credit and stock repurchases.
Interest Expense. Interest expense for the three months ended March 31, 2007 totaled $396,000 compared to $57,000 for the same period in 2006. The increase in interest expense is largely due to borrowings made from the line of credit.
Income Tax Expense. The Company had an effective tax rate of 41.8% for the three months ended March 31, 2007, which approximates the effective tax rate of 42.0% for the three months ended March 31, 2006.
Liquidity and Capital Resources
The Company’s primary cash requirements are for the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $9.3 million at March 31, 2007. The Company’s cash balances are supplemented by borrowings available under the Company’s $60 million line of credit. Borrowings against the line of credit of $13.4 million were outstanding at March 31, 2007. The Company had a working capital deficit of $60.6 million at March 31, 2007 and of $71.9 million at December 31, 2006, arising primarily from long-term investments in fixed assets and acquisitions, as well as purchases of the Company’s common stock. Bright Horizons anticipates that it will continue to generate positive cash flows from operating activities for the remainder of 2007 and that the cash generated will be used principally to fund ongoing operations of its new and existing early care and education centers, as well as to repay amounts outstanding under its line of credit.
Cash provided by operating activities was $31.9 million for the three months ended March 31, 2007 compared to $29.9 million for the three months ended March 31, 2006. The increase in cash provided from operations from 2006 is primarily the result of increases in net income and other non-cash expenses (primarily depreciation, amortization and stock-based compensation). In addition, cash provided from operations increased as a result of increases in accounts payable and accrued expenses related to the timing of payroll costs, which were partially offset by decreases in income taxes payable.
Cash used in investing activities was $6.3 million for the three months ended March 31, 2007 compared to $7.7 million for the three months ended March 31, 2006. Fixed asset additions totaled $6.3 million for the three months ended March 31, 2007 compared to $7.2 million for the same period in 2006. Approximately $3.0 million of fixed asset additions for the three months ended March 31, 2007 were related to new early care and education centers and the remainder were primarily related to the refurbishment of existing early care and education centers. Capital expenditures for new early care and education centers for the three months ended March 31, 2006 were approximately $4.5 million. The Company expects capital expenditures of approximately $30 million for the full year in 2007 due to the number of lease model centers under development.
Cash used in financing activities totaled $23.4 million for the three months ended March 31, 2007 compared to $20.7 million for the three months ended March 31, 2006. The increase in cash used by financing activities from 2006 relates to the repayment of borrowings outstanding on the Company’s line of credit of $21.6 million. The Company repurchased approximately 142,000 shares of the Company’s common stock in the three months ended March 31, 2007 at a cost of approximately $5.2 million. The Company repurchased approximately 660,000 shares of the Company’s common stock in the three months ended March 31, 2006 at a cost of approximately $23.0 million. The use of cash was partially offset by proceeds received from the issuance of restricted stock and the exercise of stock options of $2.8 million in the three months ended March 31, 2007, and of $1.9 million for the same period in 2006.
In June 2006, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 3 million shares of the Company’s common stock in addition to amounts repurchased under previous plans. At March 31, 2007, total repurchases under the 2006 plan were 523,000 shares leaving approximately 2.5 million shares authorized for repurchase under the plan. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
Management believes that funds provided by operations, the Company’s existing cash and cash equivalent balances and borrowings available under its line of credit will be adequate to meet planned operating and capital expenditures for the next twelve months. However, if the Company were to make any significant acquisitions or investments in the purchase of facilities for new or existing early care and education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.
Critical Accounting Policies and Estimates
In the Company’s 2006 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to revenue recognition, accounts receivable, goodwill and other intangibles, liability for insurance obligations, stock-based compensation, and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended March 31, 2007. The Company did not make any significant changes to these policies during 2007, except for changes made to the income tax policies for the adoption of FIN 48 as discussed in Notes 1 and 3 to our Condensed Consolidated Financial Statements above in the section entitled “Notes to the Condensed Consolidated Financial Statements” in Item 1 of this report.
Recent Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities to choose to measure certain financial assets and financial liabilities at fair value, with the related unrealized gains and losses reported in earnings at each reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is currently evaluating the impact that this statement will have on its consolidated financial position and results of operations.
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
There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Foreign Currency Exchange Rate Risk
There have been no changes in the Company’s foreign operations that would materially alter the disclosures on foreign currency exchange risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. Controls and Procedures
(a) Disclosure controls and procedures
Bright Horizons maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.
Under the supervision of and with the participation of the Company’s Disclosure Committee and management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(b), promulgated under the Exchange Act. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 and December 31, 2006.

(b) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Not applicable
ITEM 1A. Risk Factors
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In June 2006, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 3 million shares of the Company’s common stock in addition to amounts repurchased under previous plans. In the three months ended March 31, 2007, the Company repurchased approximately 142,000 shares at a cost of $5.2 million. The following table presents the repurchases for the three months ended March 31, 2007:

Issuer Purchases of Equity Securities
				Maximum
				Number of
		Average	Total Number of Shares	Shares that May
		Price	Purchased as Part of	Yet Be Purchased
	Total Number of	Paid per	Publicly Announced	Under the Plans
Period	Shares Purchased	Share	Plans or Programs	or Programs

January 1-31, 2007	—	—	380,991	2,619,009
February 1- 28, 2007	—	—	380,991	2,619,009
March 1-31, 2007	141,850	$36.60	522,841	2,477,159

Total	141,850

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

ITEM 5. Other Information
Not applicable
ITEM 6. Exhibits
Exhibits:
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2007
BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

By:	/s/ Elizabeth J. Boland
Elizabeth J. Boland
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)