Form 10-Q
period 2007-06-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2007-08-09
CIK 1060559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2007.
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
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 1, 2007

Common Stock, $0.01 par value	26,220,563

FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Bright Horizons Family Solutions, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,866	$7,115
Accounts receivable, net	42,829	38,644
Prepaid expenses and other current assets	22,038	19,915
Current deferred income taxes	14,069	13,832

Total current assets	84,802	79,506

Fixed assets, net	152,450	137,312
Goodwill	148,446	145,070
Other intangibles, net	36,688	38,150
Noncurrent deferred income taxes	8,432	5,858
Other assets	3,659	3,474

Total assets	$434,477	$409,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$500	$4,376
Line of credit payable	14,600	35,000
Accounts payable and accrued expenses	62,340	54,242
Deferred revenue	49,536	40,884
Income taxes payable	5,768	5,507
Other current liabilities	12,818	11,350

Total current liabilities	145,562	151,359

Long-term debt, net of current portion	58	77
Accrued rent and related obligations	13,002	10,651
Other long-term liabilities	10,265	7,296
Deferred revenue, net of current portion	12,126	13,467
Deferred income taxes	2,600	2,682

Total liabilities	183,613	185,532

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000 shares at both June 30, 2007 and December 31, 2006
Issued: 28,193 and 27,942 shares at June 30, 2007 and December 31, 2006, respectively
Outstanding: 26,204 and 26,095 shares at June 30, 2007 and December 31, 2006, respectively	282	279
Additional paid-in capital	130,980	123,869
Treasury stock, at cost: 1,989 and 1,847 shares at June 30, 2007 and December 31, 2006, respectively	(70,479)	(65,283)
Cumulative translation adjustment	10,895	9,546
Retained earnings	179,186	155,427

Total stockholders’ equity	250,864	223,838

Total liabilities and stockholders’ equity	$434,477	$409,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$201,394	$175,232	$391,471	$344,371
Cost of services	160,253	139,940	311,904	276,174

Gross profit	41,141	35,292	79,567	68,197

Selling, general and administrative expenses	18,182	15,835	35,885	31,020

Amortization	1,136	751	2,316	1,361

Income from operations	21,823	18,706	41,366	35,816

Interest income	90	115	215	290
Interest expense	(287)	(36)	(683)	(93)

Income before taxes	21,626	18,785	40,898	36,013

Income tax expense	9,083	7,910	17,139	15,148

Net income	$12,543	$10,875	$23,759	$20,865

Earnings per share:
Basic	$0.48	$0.41	$0.91	$0.78

Diluted	$0.47	$0.40	$0.88	$0.75

Weighted average number of common shares outstanding:
Basic	25,996	26,425	26,007	26,660

Diluted	26,868	27,484	26,914	27,752

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$23,759	$20,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,444	8,660
Non-cash revenue and other	(555)	(476)
(Gain)/loss on disposal of fixed assets	(4)	44
Stock-based compensation	2,270	1,702
Deferred income taxes	(3,065)	(1,464)

Changes in assets and liabilities:
Accounts receivable	(4,050)	(4,016)
Prepaid expenses and other current assets	(2,549)	(168)
Accounts payable and accrued expenses	7,877	(2,109)
Income taxes	2,885	6,876
Deferred revenue	7,592	7,909
Accrued rent and related obligations	2,344	1,970
Other assets	(212)	(776)
Other current and long-term liabilities	1,569	4,670

Net cash provided by operating activities	49,305	43,687

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(19,865)	(14,301)
Proceeds from the disposal of fixed assets	15	134
Other assets	(163)	—
Payments for acquisitions, net of cash acquired	(5,616)	(584)

Net cash used in investing activities	(25,629)	(14,751)

Cash flows from financing activities:
Purchase of treasury stock	(5,196)	(39,981)
Proceeds from the issuance of common stock	3,393	3,057
Excess tax benefit from stock-based compensation	1,145	1,142
Repayments on line of credit, net	(20,400)	—
Principal payments of long term debt	(3,962)	(290)

Net cash used in financing activities	(25,020)	(36,072)

Effect of exchange rates on cash and cash equivalents	95	360

Net decrease in cash and cash equivalents	(1,249)	(6,776)

Cash and cash equivalents, beginning of period	7,115	21,650

Cash and cash equivalents, end of period	$5,866	$14,874

Supplemental cash flow information:
Cash payments of interest	$700	$73
Cash payments of income taxes	$16,239	$8,491

Non-cash financing activities:
Financing of fixed assets	$67	$—
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
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position at June 30, 2007, the results of its operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. Such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Comprehensive Income – The Company’s comprehensive income for the three and six months ended June 30, 2007 and 2006 is comprised of net income and foreign currency translation adjustments.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income	$12,543	$10,875	$23,759	$20,865
Foreign currency translation adjustments	1,318	1,786	1,349	2,163

Comprehensive income	$13,861	$12,661	$25,108	$23,028

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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles in the United States. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is evaluating the expected impact that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

2. Acquisitions
During the three months ended June 30, 2007, the Company acquired substantially all of the assets of a school in the United States and the outstanding stock of a group of three child care centers in the United Kingdom. The aggregate consideration for both acquisitions was $6.6 million. Additional cash consideration of up to $200,000 may be payable in the next year based on the performance of the school acquired. Any additional payments related to this contingency will be accounted for as additional goodwill. The purchase prices have been allocated based on preliminary estimates of the fair value of the acquired assets and assumed liabilities at the dates of acquisition. The Company acquired total assets of $4.8 million, including cash of $900,000 and real estate of $3.0 million, and assumed liabilities of $670,000. In conjunction with the two acquisitions the Company recorded estimated goodwill of $1.9 million and other identified intangible assets of $670,000, which included non-compete agreements, trade names and customer relationships. These intangible assets will be amortized over periods of three to five years with the exception of the domestic trade name, which is presumed to have an indefinite life. The allocation of the purchase prices has not been finalized and may be different from the preliminary estimates presented above. The impact of any adjustments to the final purchase price allocations for the acquisitions above are not expected to be material to the Company’s results of operations for 2007.
The acquisitions have been accounted for under the purchase method of accounting and the results from operations have been included in the accompanying statements of income from the date of acquisition. These acquisitions are not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented.
Other fluctuations in the carrying amount of goodwill are due to the finalization of previously completed acquisitions and to the effects of changes in foreign currency exchange rates.
3. Uncertain Tax Positions
The Company adopted the provisions of FIN 48 on January 1, 2007. The Company’s liability for uncertain tax positions at the date of adoption was $1.3 million and is classified as a non-current liability. This amount, if recognized, would affect the Company’s effective tax rate. The amount of unrecognized tax benefits did not materially change as of June 30, 2007. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the results of operations or the financial position of the Company.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $1.1 million for interest and penalties. The liability for the payment of interest and penalties did not materially change as of June 30, 2007.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, Canada, Ireland, and Puerto Rico.
U.S. federal income tax returns are typically subject to examination over a three-year period. The Company’s 2003, 2004 and 2005 federal tax returns are subject to audit. The Company’s 2004 U.S. federal tax return is currently under examination by the Internal Revenue Service. The Company has filed an extension for filing its 2006 tax returns.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
The Company’s tax returns for its subsidiaries located in the United Kingdom, Canada, Ireland, and Puerto Rico are subject to examination for periods ranging from 4 to 6 years.
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
During the quarter, the Company entered into a commitment to deliver €2.7 million under a forward contract with a financial institution over a two-week period in September and October 2007 to hedge a potential sale-leaseback transaction in Ireland. The Company believes that this contract economically functions as an effective hedge of the underlying transaction but, the foreign currency contract does not meet the specific criteria as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging, thus requiring the Company to record all changes in the fair value in earnings in the period of change. The effects of the foreign currency transaction have been included in the Company’s operating results for the three months ended June 30, 2007.
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
5. Earnings Per Share
The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.

The following tables present information necessary to calculate earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30, 2007
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share:
Income available to common stockholders	$12,543	25,996	$0.48
Effect of dilutive securities:
Stock options and restricted stock	—	872	—

Diluted earnings per share	$12,543	26,868	$0.47

	Three months ended June 30, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share:
Income available to common stockholders	$10,875	26,425	$0.41
Effect of dilutive securities:
Stock options and restricted stock	—	1,059	—

Diluted earnings per share	$10,875	27,484	$0.40

	Six months ended June 30, 2007
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share:
Income available to common stockholders	$23,759	26,007	$0.91
Effect of dilutive securities:
Stock options and restricted stock	—	907	—

Diluted earnings per share	$23,759	26,914	$0.88

	Six months ended June 30, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share:
Income available to common stockholders	$20,865	26,660	$0.78
Effect of dilutive securities:
Stock options and restricted stock	—	1,092	—

Diluted earnings per share	$20,865	27,752	$0.75

The weighted average number of shares excluded from the above calculations of earnings per share for the three and six months ended June 30, 2007 were approximately 152,000 and 134,000, respectively, and for the three and six months ended June 30, 2006 were approximately 68,000 and 69,000, respectively, as their effect would be anti-dilutive. For the three and six months ended June 30, 2007 and 2006, the Company had no warrants or preferred stock outstanding.
6. Segment Information
Bright Horizons has two reporting segments, which consist of center-based care and ancillary services. Center-based care is comprised of center-based child care, back-up care, and elementary education, which have similar operating characteristics and meet the criteria for aggregation under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company’s ancillary services consist of college admissions counseling services, staffing services, and consulting services, which do not meet the quantitative thresholds for separate disclosure and are not material for segment reporting individually or in the aggregate. The Company and its chief operating decision makers evaluate a segment’s performance based on revenues and income from operations.
The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced or included herein.

	Center-based	Ancillary
	Care	Services	Total
	(In thousands)
Three Months ended June 30, 2007:
Revenue	$199,687	$1,707	$201,394
Amortization	1,000	136	1,136
Income (loss) from operations	21,888	(65)	21,823

Three Months ended June 30, 2006:
Revenue	$174,949	$283	$175,232
Amortization	751	—	751
Income (loss) from operations	18,882	(176)	18,706

	Center-based	Ancillary
	Care	Services	Total
	(In thousands)
Six Months ended June 30, 2007:
Revenue	$388,194	$3,277	$391,471
Amortization	2,043	273	2,316
Income (loss) from operations	41,621	(255)	41,366

Six Months ended June 30, 2006:
Revenue	$343,525	$846	$344,371
Amortization	1,361	—	1,361
Income from operations	35,801	15	35,816

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement About Forward-Looking Information
Bright Horizons has made statements in this report that constitute “forward-looking” statements as that term is defined in the federal securities laws. Forward-looking statements generally are identified by the words “believes”, “expects”, “anticipates”, “plans”, “estimates”, “projects”, or similar expressions. These forward-looking statements concern the Company’s operations, economic performance and financial condition, and include statements regarding the following: opportunities for growth; the number of early care and education centers expected to be added in future years; the profitability of newly opened early care and education centers; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments, and other transactions; changes in operating systems or policies and their intended results; our expectations and goals for increasing center revenue, and improving our operational efficiencies; and our projected operating cash flows.
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
As of June 30, 2007, the Company managed 635 early care and education centers, with more than 60 early care and education centers under development. The Company has the capacity to serve approximately 69,500 children in 42 states, the District of Columbia, Puerto Rico, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 95 Fortune 500 companies and 75% of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 519 North American centers average a capacity of 121 children per location, while the 116 centers in the United Kingdom and Ireland average a capacity of approximately 58 children per location. At June 30, 2007, approximately 65% of the Company’s centers were operated under profit and loss (“P&L”) arrangements and approximately 35% were operated under management (“Cost Plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. The Company also seeks to enhance its reputation as the provider of choice for a broad spectrum of work-life services.
Bright Horizons operates centers for a diverse group of clients. At June 30, 2007, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers
Consumer	5%
Financial Services	15%
Government and Education	20%
Healthcare	10%
Industrial/Manufacturing	5%
Office Park Consortiums	30%
Pharmaceutical	5%
Professional Services and Other	5%
Technology	5%

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
The Company achieved revenue, operating income and net income growth for the three and six months ended June 30, 2007 by executing on its growth strategy to: (i) add centers for new and existing clients, (ii) expand service offerings to clients, (iii) pursue strategic acquisitions, and (iv) assume the management of existing child care centers. The Company has expanded its service offerings with the recent introduction of Back Up Care Advantage and college admissions counseling services as a way to deepen client relationships. At June 30, 2007, the Company served a total of 53 multi-site clients at 210 locations.
The Company achieved revenue growth of approximately 15% and 14% for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The revenue growth was principally due to the increase in the number of centers the Company operates, additional enrollment in ramping centers as well as in mature centers, price increases of 4-5%, and expanded services for existing clients. During the second quarter, the Company added 12 centers, for a total of 21 new centers in the first six months of 2007. The Company also closed two centers in addition to the previously announced closing of the 26 child care centers and family enrichment centers operated under a cost-plus arrangement with the United Auto Workers and the Ford Motor Company (“UAW-Ford”) as further discussed below under “Results of Operations”.
The Company improved operating income by 17% and 16% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The Company improved net income by 15% and 14% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The improvement can be attributed to disciplined pricing strategies which enable management to systematically increase tuition in advance of cost increases, careful management of personnel costs, favorable trends in personnel related costs, modest enrollment gains, and the addition of mature centers through acquisitions and transitions of management. The improvement in operating margin is also attributable to the contributions from additional back-up services and College Coach, which was acquired in August 2006, and has operating results that tend to have higher margins, on average, than the Company’s full service child care operations. The opportunity to achieve additional margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping centers; annual tuition increases above the levels of annual average wage increases; careful cost management; additional growth in expanded service offerings to clients; and the successful integration of acquisitions and transitions of management to our network of centers.
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
Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education and elementary school services has historically decreased during the summer months, at which time families are often on vacation, have alternative child-care arrangements, or school is not in session. In addition, enrollment declines as older children transition to elementary schools. Demand for the Company’s services generally increases in September and October to normal enrollment levels upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers that may include enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the model mix (P&L vs. Cost Plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors, and general economic conditions.
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	79.6	79.9	79.7	80.2

Gross profit	20.4	20.1	20.3	19.8
Selling, general & administrative expenses	9.0	9.0	9.1	9.0
Amortization	0.6	0.4	0.6	0.4

Income from operations	10.8	10.7	10.6	10.4
Interest income	0.0	0.0	0.1	0.1
Interest expense	(0.1)	0.0	(0.2)	0.0

Income before income taxes	10.7	10.7	10.5	10.5
Income tax provisions	4.5	4.5	4.4	4.4

Net income	6.2%	6.2%	6.1%	6.1%

Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006
Revenue. Revenue increased $26.2 million, or 14.9%, to $201.4 million for the three months ended June 30, 2007 from $175.2 million for the three months ended June 30, 2006. Revenue increased $47.1 million, or 13.7%, to $391.5 million for the six months ended June 30, 2007 from $344.4 million for the six months ended June 30, 2006. Revenue growth is primarily attributable to the addition of new early care and education centers, modest growth in enrollment at existing centers, and tuition increases of approximately 4-5%. At June 30, 2007, the Company operated 635 centers compared to 615 centers at June 30, 2006, a net increase of 20 centers and 4.1% in overall capacity.

The increase in revenue is also attributable to acquisitions completed in the second half of 2006 and the first half of 2007, which contributed approximately $5.0 million and $9.3 million in revenues for the three and six months ended June 30, 2007, respectively. Acquisitions and transitions of management typically do not have the ramp-up period associated with organic growth, and begin operating at more mature levels.
Revenue related to the Company’s ancillary services for the three and six months ended June 30, 2007 increased $1.4 million and $2.4 million, respectively, from comparable periods in 2006, primarily due to the acquisition of College Coach in the third quarter of 2006.
Lastly, as previously announced, the UAW-Ford closed their remaining child care operations during the second quarter of 2007, including seven child care centers and 19 stand-alone family enrichment centers that the Company operated under a cost-plus arrangement. These center closings and the cancellation of this cost-plus contract arrangement, which had associated revenue of $34 million and operating income of $4.2 million on an annual basis, will impact revenue in the second half of the year by approximately $16 million, and by an additional $18 million in the first half of 2008 when compared to previously reported results of comparable periods. In connection with the center closings, the UAW and Ford negotiated certain severance benefits for employees affected, and the Company has recognized approximately $4 million associated with the reimbursement for such one-time severance payments in revenue in the second quarter. Due to the cost plus nature of this arrangement these severance costs and related revenue had no impact on gross profit.
Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel; food costs; program supplies and materials; parent marketing; and facilities costs, which include depreciation. Gross profit increased $5.8 million, or 16.6%, to $41.1 million for the three month period ended June 30, 2007 from $35.3 million for the same period in 2006. Gross profit increased $11.4 million, or 16.7%, to $79.6 million for the six month period ended June 30, 2007 from $68.2 million for the same period in 2006. Gross profit as a percentage of revenue increased to 20.4% for the three months ended June 30, 2007 as compared to 20.1% for the same period in 2006. Gross profit as a percentage of revenue increased to 20.3% for the six months ended June 30, 2007 as compared to 19.8%for the same period in 2006. Gross profit increased due to: modest improvements in enrollment which drive operating efficiencies at the center level as the fixed costs are absorbed over a broader tuition base; contributions from Cost Plus centers opened over the past twelve months, transitions of management and acquisitions, which enter the network of centers at mature operating levels; favorable trends in personnel and related costs such as workers’ compensation insurance and employee benefits; and annual tuition rate increases ahead of wage increases coupled with careful cost management at existing programs. Gross profit was also moderately impacted by College Coach, whose profit margins are higher than those of the Company’s overall child care operations.
Selling, General and Administrative Expenses (“SGA”). SGA consists primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting, legal and public reporting compliance fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses. SGA increased $2.4 million, or 14.8%, to $18.2 million for the three months ended June 30, 2007 from $15.8 million for the same period in 2006. SGA increased $4.9 million, or 15.7%, to $35.9 million for the six months ended June 30, 2007 from $31.0 million for the same period in 2006. The increase is due primarily to investments in personnel to support growth, and amounts associated with College Coach, which requires proportionately higher overhead support costs. As a percentage of revenue, SGA for the three months ended June 30, 2007 remained consistent with the comparable period in

2006 at 9.0%, but for the six months ended June 30, 2007 increased to 9.1% from 9.0% for the comparable period in 2006.
Amortization. Amortization expense on intangible assets totaled $1.1 million and $2.3 million for the three and six months ended June 30, 2007, respectively, compared to $751,000 and $1.4 million for the same periods in 2006. The increase relates to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed during 2006 and 2007, which are subject to amortization. The Company anticipates amortization expense to approximate $4.7 million for the full year 2007.
Income from Operations. Income from operations totaled $21.8 million for the three months ended June 30, 2007, compared with income from operations of $18.7 million for the same period in 2006, an increase of $3.1 million, or 16.7%. Income from operations totaled $41.4 million for the six months ended June 30, 2007, compared with income from operations of $35.8 million for the same period in 2006, an increase of $5.6 million, or 15.5%. Operating income as a percentage of revenue increased to 10.8% for the three months ended June 30, 2007 from 10.7% for the same period in 2006, and increased to 10.6% for the six months ended June 30, 2007 from 10.4% for the same period in 2006, due to the effects of gross profit improvement and amortization discussed above.
The Company expects that the closings of the UAW-Ford child care and family enrichment centers referenced above will have the effect of reducing income from operations by approximately $2.2 million in the second half of 2007, with a further impact of $2.0 million in the first half of 2008 when compared to previously reported results of comparable periods.
Interest Income. Interest income for the three and six months ended June 30, 2007 totaled $90,000 and $215,000, respectively, compared to interest income of $115,000 and $290,000 for the same periods in 2006. The decrease in interest income is largely due to lower cash balances resulting from repayments of amounts outstanding on our line of credit and stock repurchases.
Interest Expense. Interest expense for the three and six months ended June 30, 2007 totaled $287,000 and $683,000, respectively, compared to $36,000 and $93,000 for the same periods in 2006. The increase in interest expense is largely due to borrowings made under the line of credit.
Income Tax Expense. The Company had an effective tax rate of 42.0% and 41.9% for the three and six months ended June 30, 2007, respectively, which approximates the effective tax rate of 42.1% for both the three and six months ended June 30, 2006.
Liquidity and Capital Resources
The Company’s primary cash requirements are for the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $5.9 million at June 30, 2007. The Company’s cash balances are supplemented by borrowings available under the Company’s $60 million line of credit. Borrowings against the line of credit of $14.6 million were outstanding at June 30, 2007. The Company had a working capital deficit of $60.8 million at June 30, 2007 and of $71.9 million at December 31, 2006, arising primarily from long-term investments in fixed assets and acquisitions, as well as purchases of the Company’s common stock. Bright Horizons anticipates that it will continue to generate positive cash flows from operating activities for the remainder of 2007 and that the cash generated will be used principally to fund ongoing operations of its new and existing early care and education centers, as well as to repay amounts outstanding under its line of credit.
Cash provided by operating activities was $49.3 million for the six months ended June 30, 2007, compared to $43.7 million for the six months ended June 30, 2006. The increase in cash provided from operations from 2006 is primarily the result of increases in net income and other non-cash expenses (primarily depreciation, amortization and stock-based compensation). In addition, cash provided from operations increased due to increases in accounts payable and accrued expenses primarily related to the timing of payroll costs. Amounts accrued for payroll costs included the impact of the aforementioned severance payments for the UAW-Ford employees, the reimbursement of which is included in other current assets. These amounts were partially offset by decreases in income taxes payable.
Cash used in investing activities was $25.6 million for the six months ended June 30, 2007 compared to $14.8 million for the six months ended June 30, 2006. Fixed asset additions totaled $19.9 million for the six months ended June 30, 2007 compared to $14.3 million for the same period in 2006. Approximately $12.8 million of fixed asset additions for the six months ended June 30, 2007 were related to new early care and education centers and the remainder were primarily related to the refurbishment of existing early care and education centers. Capital expenditures for new early care and education centers for the six months ended June 30, 2006 were approximately $7.7 million. The Company expects capital expenditures of approximately $30-$32 million for the full year in 2007 due to the number of lease model centers under development. Cash paid for acquisitions totaled $5.6 million for the six months ended June 30, 2007 compared to $580,000 for the same period in 2006.
Cash used in financing activities totaled $25.0 million for the six months ended June 30, 2007 compared to $36.1 million for the same period in 2006. The decrease in cash used by financing activities from 2006 relates to lower share repurchases. The Company repurchased approximately 142,000 shares of the Company’s common stock in the six months ended June 30, 2007 at a cost of approximately $5.2 million compared to approximately 1.1 million shares repurchased in the six months ended June 30, 2006 at a cost of approximately $40.0 million. The Company also made net payments of $20.4 million on borrowings outstanding under its line of credit and paid off long term debt of $4.0 million in the six months ended June 30, 2007. The use of cash was partially offset by proceeds received from the issuance of restricted stock and the exercise of stock options totaling $3.4 million in the six months ended June 30, 2007 and $3.1 million for the same period in 2006.
In June 2006, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 3 million shares of the Company’s common stock in addition to amounts repurchased under previous plans. At June 30, 2007, total repurchases under the 2006 plan were 523,000 shares leaving approximately 2.5 million shares authorized for repurchase under the plan. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
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

Critical Accounting Policies and Estimates
In the Company’s 2006 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to revenue recognition, accounts receivable, goodwill and other intangibles, liability for insurance obligations, stock-based compensation, and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended June 30, 2007. Year to date, the Company has not made any significant changes to these policies during 2007, except for changes made to the income tax policies for the adoption of FIN 48 as discussed in Notes 1 and 3 to our Condensed Consolidated Financial Statements above in the section entitled “Notes to the Condensed Consolidated Financial Statements” in Item 1 of this report.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles in the United States. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is evaluating the expected impact that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Foreign Currency Exchange Rate Risk
There have been no material changes in the Company’s foreign operations that would materially alter the disclosures on foreign currency exchange risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. Controls and Procedures
(a) Disclosure controls and procedures
Bright Horizons maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.
Under the supervision of and with the participation of the Company’s Disclosure Committee and management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Exchange Act. Based upon this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective in causing material information related to the Company (including our consolidated subsidiaries) to be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held its annual meeting of stockholders on May 8, 2007. At the annual meeting, the stockholders of the Company voted to elect four Class III directors for a term of three years and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and against or withheld with respect to each of the director nominees:

Nominee		For	Against/Withheld

Fred K. Foulkes	(Class III)	24,232,756	390,599
Linda A. Mason	(Class III)	23,447,866	1,175,489
Ian M. Rolland	(Class III)	23,949,233	674,122
Mary Ann Tocio	(Class III)	23,446,692	1,176,663
The stockholders of the Company also voted to ratify the appointment by the Company’s Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for its 2007 fiscal year. The following table sets forth the votes cast for and against or withheld with respect to the aforementioned proposal:

	Against/	Abstain/Broker
For	Withheld	Non Vote

24,568,482	43,405	11,468
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
Date: August 9, 2007

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

By:	/s/ Elizabeth J. Boland Elizabeth J. Boland Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)