Form 10-Q
period 2007-09-30
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2007-11-09
CIK 1060559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding at November 1, 2007

Common Stock, $0.01 par value	26,271,537

FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Bright Horizons Family Solutions, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,886	$7,115
Accounts receivable, net	42,277	38,644
Prepaid expenses and other current assets	20,515	19,915
Current deferred income taxes	13,698	13,832

Total current assets	82,376	79,506

Fixed assets, net	159,126	137,312
Goodwill	153,295	145,070
Other intangibles, net	35,918	38,150
Noncurrent deferred income taxes	9,676	5,858
Other assets	3,700	3,474

Total assets	$444,091	$409,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$347	$4,376
Line of credit payable	12,700	35,000
Accounts payable and accrued expenses	65,716	54,242
Deferred revenue	50,164	40,884
Income taxes payable	660	5,507
Other current liabilities	10,591	11,350

Total current liabilities	140,178	151,359

Long-term debt, net of current portion	54	77
Accrued rent and related obligations	13,083	10,651
Other long-term liabilities	11,990	7,296
Deferred revenue, net of current portion	10,726	13,467
Deferred income taxes	2,610	2,682

Total liabilities	178,641	185,532

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000 shares at both September 30, 2007 and December 31, 2006
Issued: 28,248 and 27,942 shares at September 30, 2007 and December 31, 2006, respectively
Outstanding: 26,259 and 26,095 shares at September 30, 2007 and December 31, 2006, respectively	282	279
Additional paid-in capital	133,479	123,869
Treasury stock, at cost: 1,989 and 1,847 shares at September 30, 2007 and December 31, 2006, respectively	(70,479)	(65,283)
Cumulative translation adjustment	12,797	9,546
Retained earnings	189,371	155,427

Total stockholders’ equity	265,450	223,838

Total liabilities and stockholders’ equity	$444,091	$409,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$189,530	$172,199	$581,001	$516,570
Cost of services	153,144	138,888	465,048	415,062

Gross profit	36,386	33,311	115,953	101,508

Selling, general and administrative expenses	17,368	15,267	53,253	46,287

Amortization	1,189	857	3,505	2,218

Income from operations	17,829	17,187	59,195	53,003

Interest income	64	82	279	372
Interest expense	(262)	(239)	(945)	(332)

Income before taxes	17,631	17,030	58,529	53,043

Income tax expense	7,446	7,131	24,585	22,279

Net income	$10,185	$9,899	$33,944	$30,764

Earnings per share:
Basic	$0.39	$0.38	$1.30	$1.16

Diluted	$0.38	$0.37	$1.26	$1.12

Weighted average number of common shares outstanding:
Basic	26,061	26,008	26,025	26,440

Diluted	26,938	27,044	26,922	27,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$33,944	$30,764
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	17,370	13,495
Non-cash revenue and other	(844)	(740)
Loss on disposal of fixed assets	43	79
Stock-based compensation	3,489	2,625
Deferred income taxes	(4,065)	(723)

Changes in assets and liabilities:
Accounts receivable	(3,224)	(8,569)
Prepaid expenses and other current assets	(956)	(1,871)
Accounts payable and accrued expenses	10,829	4,213
Income taxes	(549)	4,237
Deferred revenue	6,774	5,248
Accrued rent and related obligations	2,408	1,953
Other assets	(672)	(692)
Other current and long-term liabilities	(224)	310

Net cash provided by operating activities	64,323	50,329

Cash flows from investing activities:
Additions to fixed assets, net of acquired amounts	(30,778)	(23,613)
Proceeds from the disposal of fixed assets	21	196
Other assets	33	—
Payments for acquisitions, net of cash acquired	(9,078)	(19,689)

Net cash used in investing activities	(39,802)	(43,106)

Cash flows from financing activities:
Purchase of treasury stock	(5,196)	(47,331)
Proceeds from the issuance of common stock	4,093	4,329
Excess tax benefit from stock-based compensation	1,607	1,796
(Repayments)/borrowings on line of credit, net	(22,300)	20,000
Principal payments of long term debt	(4,157)	(488)

Net cash used in financing activities	(25,953)	(21,694)

Effect of exchange rates on cash and cash equivalents	203	450

Net decrease in cash and cash equivalents	(1,229)	(14,021)

Cash and cash equivalents, beginning of period	7,115	21,650

Cash and cash equivalents, end of period	$5,886	$7,629

Supplemental cash flow information:
Cash payments of interest	$958	$212
Cash payments of income taxes	$27,672	$16,879

Non-cash financing activities:
Financing of fixed assets	$67	$—
Issuance of notes payable for acquisition	$—	$3,574
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
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position at September 30, 2007, the results of its operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. Such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Comprehensive Income – The Company’s comprehensive income for the three and nine months ended September 30, 2007 and 2006 is comprised of net income and foreign currency translation adjustments.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(In thousands)
Net income	$10,185	$9,899	$33,944	$30,764
Foreign currency translation adjustments	1,902	1,448	3,251	3,611

Comprehensive income	$12,087	$11,347	$37,195	$34,375

Recent Accounting Pronouncements – In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities to choose to measure certain financial assets and financial liabilities at fair value, with the related unrealized gains and losses reported in earnings at each reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is evaluating the impact that this statement will have on its consolidated financial position and results of operations.
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
2. Acquisitions
The purchase agreements for certain of the acquisitions completed in 2006 and 2007 provide for additional consideration if specific performance targets are met. During the three months ended September 30, 2007, the Company paid $3.5 million in additional consideration to the previous shareholders of College Coach in accordance with the terms of the purchase agreement. The additional consideration has been accounted for as additional goodwill and has been allocated to the company’s ancillary services segment. Additional cash consideration may be payable over the next four years if additional performance targets are met.
During the three months ended June 30, 2007, the Company acquired substantially all of the assets of a school in the United States and the outstanding stock of a group of three child care centers in the United Kingdom. The aggregate consideration for both acquisitions was $6.6 million. Additional cash consideration of up to $200,000 may be payable in the next year based on the performance of the school acquired. Any additional payments related to this contingency will be accounted for as additional goodwill. The purchase prices for these acquisitions have been allocated based on preliminary estimates of the fair value of the acquired assets and assumed liabilities at the dates of acquisition. The Company acquired total assets of $4.9 million, including cash of $900,000 and real estate of $3.0 million, and assumed liabilities of $700,000. In conjunction with the two acquisitions the Company recorded estimated goodwill of $1.8 million and other identified intangible assets of $850,000, which included non-compete agreements, trade names and customer relationships. These acquisitions have been accounted for under the purchase method of accounting and the results from operations have been included in the accompanying statements of income from the date of acquisition. The allocation of the purchase prices has not been finalized and may be different from the preliminary estimates presented above. The allocation of the purchase prices will be finalized as the Company receives additional information regarding the acquired assets and assumed liabilities. The impact of any adjustments to the final purchase price allocations for these acquisitions are not expected to be material to the Company’s results of operations for 2007. These acquisitions are not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented.
Other fluctuations in the carrying amount of goodwill include adjustments of approximately $600,000 for the finalization of previously completed acquisitions, with the remaining fluctuation of $2.3 million related to the effects of changes in foreign currency exchange rates.
3. Uncertain Tax Positions
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and accounting for income taxes in interim periods, and requires increased disclosures.
The Company adopted the provisions of FIN 48 on January 1, 2007. The Company’s liability for uncertain tax positions at the date of adoption was $1.9 million, which had been previously recorded in accrued income taxes, and at September 30, 2007 was $2.8 million and is classified as a non-current liability at both dates. This amount, if recognized, would affect the Company’s effective tax rate. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a material impact on the results of operations or the financial position of the Company.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. The Company’s liability for interest and penalties was approximately $1.1 million at the date of adoption and was approximately $1.2 million at September 30, 2007.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, Canada, Ireland, and Puerto Rico.
U.S. federal income tax returns are typically subject to examination over a three-year period. The Company’s 2004, 2005, and 2006 federal tax returns are subject to audit. The Company’s 2004 U.S. federal tax return is currently under examination by the Internal Revenue Service.

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
During the second quarter, the Company entered into a commitment to deliver €2.7 million under a forward contract with a financial institution over a two-week period in September and October 2007 to hedge a potential sale-leaseback transaction in Ireland. During the third quarter, the Company rolled this contract forward and now has a commitment to deliver the €2.7 million over a two-week period in December 2007. The Company believes that this contract economically functions as an effective hedge of the underlying transaction, but the foreign currency contract does not meet the specific criteria as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging, thus requiring the Company to record all changes in the fair value in earnings in the period of change. The effects of the foreign currency transaction have been included in the Company’s operating results for the three months ended September 30, 2007, whose net effects were not material to the Company’s consolidated financial position and results of operations.
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

The following tables present information necessary to calculate earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30, 2007
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share:
Income available to common stockholders	$10,185	26,061	$0.39
Effect of dilutive securities:
Stock options and restricted stock	—	877	—

Diluted earnings per share	$10,185	26,938	$0.38

	Three months ended September 30, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share:
Income available to common stockholders	$9,899	26,008	$0.38
Effect of dilutive securities:
Stock options and restricted stock	—	1,036	—

Diluted earnings per share	$9,899	27,044	$0.37

	Nine months ended September 30, 2007
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share:
Income available to common stockholders	$33,944	26,025	$1.30
Effect of dilutive securities:
Stock options and restricted stock	—	897	—

Diluted earnings per share	$33,944	26,922	$1.26

	Nine months ended September 30, 2006
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share:
Income available to common stockholders	$30,764	26,440	$1.16
Effect of dilutive securities:
Stock options and restricted stock	—	1,073	—

Diluted earnings per share	$30,764	27,513	$1.12

The weighted average number of shares excluded from the above calculations of earnings per share for the three and nine months ended September 30, 2007 were approximately 117,000 and 128,000, respectively, and for the three and nine months ended September 30, 2006 were approximately 25,000 and 54,000, respectively, as their effect would be anti-dilutive. For the three and nine months ended September 30, 2007 and 2006, the Company had no warrants or preferred stock outstanding.
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

	Center-based	Ancillary
	Care	Services	Total
	(In thousands)
Three Months ended September 30, 2007:
Revenue	$187,569	$1,961	$189,530
Amortization	1,053	136	1,189
Income from operations	17,674	155	17,829

Three Months ended September 30, 2006:
Revenue	$171,368	$831	$172,199
Amortization	812	45	857
Income (loss) from operations	17,261	(74)	17,187

	Center-based	Ancillary
	Care	Services	Total
	(In thousands)
Nine Months ended September 30, 2007:
Revenue	$575,763	$5,238	$581,001
Amortization	3,096	409	3,505
Income (loss) from operations	59,295	(100)	59,195

Nine Months ended September 30, 2006:
Revenue	$514,893	$1,677	$516,570
Amortization	2,173	45	2,218
Income (loss) from operations	53,062	(59)	53,003

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement About Forward-Looking Information
Bright Horizons has made statements in this report that constitute “forward-looking” statements as that term is defined in the federal securities laws. Forward-looking statements generally are identified by the words “believes”, “expects”, “anticipates”, “plans”, “estimates”, “projects”, or similar expressions. These forward-looking statements concern the Company’s operations, economic performance and financial condition, and include, among others, statements regarding the following: opportunities for growth; the number of early care and education centers expected to be added in future years; the profitability of newly opened early care and education centers; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments, and other transactions; changes in operating systems or policies and their intended results; our expectations and goals for increasing center revenue, and improving our operational efficiencies; and, our projected operating cash flows.
Although we believe that the forward-looking statements that we make in this report are based on reasonable assumptions, expected results may not be achieved and actual results may differ materially from the Company’s expectations. Forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, including but not limited to the following factors:
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
As of September 30, 2007, the Company managed 639 early care and education centers, with more than 60 early care and education centers under development. The Company has the capacity to serve approximately 71,000 children in 43 states, the District of Columbia, Puerto Rico, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 95 Fortune 500 companies and 75% of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 527 North American centers average a capacity of 122 children per location, while the 112 centers in the United Kingdom and Ireland average a capacity of approximately 59 children per location. At September 30, 2007, approximately 65% of the Company’s centers were operated under profit and loss (“P&L”) arrangements and approximately 35% were operated under management (“Cost Plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence. The Company also seeks to enhance its reputation as the provider of choice for a broad spectrum of work-life services.
Bright Horizons operates centers for a diverse group of clients. At September 30, 2007, the Company’s early care and education centers were affiliated with the following industries:

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
The Company achieved revenue, operating income and net income growth for the three and nine months ended September 30, 2007 by executing on its growth strategy to: (i) add centers for new and existing clients, (ii) expand service offerings to clients, (iii) pursue strategic acquisitions, and (iv) assume the management of existing child care centers. At September 30, 2007, the Company served a total of 58 multi-site clients at 223 locations. The Company’s expanded service offerings, Back Up Care Advantage and college admissions counseling services, have also fostered deeper client relationships. Revenue growth was achieved despite the closing of the 26 child care centers and family enrichment centers operated under a cost-plus arrangement with the United Auto Workers and the Ford Motor Company (“UAW-Ford”) which occurred in the second quarter of 2007.
The Company achieved revenue growth of approximately 10% and 12% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The revenue growth was principally due to the increase in the number of centers the Company operates, additional enrollment in ramping centers as well as in mature centers, price increases of 4-5%, and expanded services for existing clients. During the third quarter, the Company added 13 centers, for a total of 34 new centers in the first nine months of 2007. The Company also closed nine centers during the current quarter; center closures through September 30, 2007 total 37 centers, including the 26 UAW-Ford child care centers and family enrichment centers that closed in the second quarter.
The Company improved operating income by 4% and 12% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The Company improved net income by 3% and 10% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The improvement can be attributed to disciplined pricing strategies which enable management to systematically increase tuition in advance of cost increases, favorable trends in personnel related costs, modest enrollment gains, and the contributions from mature centers through acquisitions and transitions of management. The improvement in operating margin is also attributable to additional back-up services and College Coach, which was acquired in August 2006, both of which generate higher operating margins, on average, than the Company’s full service child care operations. However, the operating income and net income improvement for the third quarter were less than expected as the Company was not able to effectively manage costs in response to shortfalls in anticipated enrollment levels at certain community based P&L model centers during the quarter as further discussed below under “Results of Operations”. The opportunity to achieve margin improvement in the future will be dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping centers; annual tuition increases above the levels of annual average wage increases; careful cost management in response to changing enrollment levels; additional growth in expanded service offerings to clients; successful management and improvement of underperforming centers; and the successful integration of acquisitions and transitions of management to our network of centers.

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
Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three and nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of services	80.8	80.7	80.0	80.3

Gross profit	19.2	19.3	20.0	19.7
Selling, general & administrative expenses	9.2	8.9	9.2	9.0
Amortization	0.6	0.4	0.6	0.4

Income from operations	9.4	10.0	10.2	10.3
Interest income	0.0	0.0	0.0	0.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)

Income before taxes	9.3	9.9	10.1	10.3
Income tax expense	3.9	4.2	4.3	4.3

Net income	5.4%	5.7%	5.8%	6.0%

Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006
Revenue. Revenue increased $17.3 million, or 10.1%, to $189.5 million for the three months ended September 30, 2007 from $172.2 million for the three months ended September 30, 2006. Revenue increased $64.4 million, or 12.5%, to $581.0 million for the nine months ended September 30, 2007 from $516.6 million for the nine months ended September 30, 2006. Revenue growth is primarily attributable to the addition of new early care and education centers, modest growth in enrollment at existing centers, and tuition increases of approximately 4-5%. Acquisitions completed in the second half of 2006 and the first half of 2007 added incremental revenue of $5.3 million and $13.8 million in the three and nine months ended September 30, 2007, respectively. Acquisitions and transitions of management typically do not have the ramp-up period associated with organic growth, and begin operating at more mature levels. At September 30, 2007, the Company operated 639 centers compared to 629 centers at September 30, 2006, a net increase of 10 centers and 4.2% in overall capacity.
Revenue related to the Company’s ancillary services for the three and nine months ended September 30, 2007 increased $1.1 million and $3.6 million, respectively, from comparable periods in 2006, primarily due to the acquisition of College Coach in the third quarter of 2006.
Lastly, the center closings and the cancellation of the cost-plus contract arrangement with UAW-Ford for its 26 child care centers and family enrichment centers in the second quarter of 2007, which had associated revenue of $34 million and operating income of $4.2 million on an annual basis, resulted in a reduction in revenue of approximately $6.6 million and in operating income of $1.1 million in the third quarter of 2007 when compared to the three month period ended September 30, 2006. These center closings will impact revenue in the fourth quarter by approximately $7.0 million, and in the first half of 2008 by an additional $18.0 million when compared to previously reported results of comparable periods.
Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel; food costs; program supplies and materials; parent marketing; and facilities costs, which include depreciation. Gross profit increased $3.1 million, or 9.2%, to $36.4 million for the three month period ended September 30, 2007 from $33.3 million for the same period in 2006. Gross profit increased $14.5 million, or 14.2%, to $116.0 million for the nine month period ended September 30, 2007 from $101.5 million for the same period in 2006. Gross profit as a percentage of revenue increased to 20.0% for the nine months ended September 30, 2007 as compared to 19.7% for the same period in 2006. Gross profit for the nine months ended September 30, 2007 increased due to: modest improvements in enrollment which drive operating efficiencies at the center level as the fixed costs are absorbed over a broader tuition base; contributions from Cost Plus centers opened over the past twelve months, transitions of management and acquisitions, which enter the network of centers at mature operating levels; favorable trends in personnel and related costs such as workers’ compensation insurance and employee benefits; and annual tuition rate increases ahead of wage increases. Gross profit as a percentage of revenue decreased to 19.2% for the three months ended September 30, 2007 as compared to 19.3% for the same period in 2006. The increases in gross profit referenced above were offset in the third quarter by lower returns at a group of approximately 35 community based P&L model centers whose costs were not managed effectively in response to shortfalls in anticipated enrollment levels. In addition to this group of centers, the Company also has a larger number of new organic P&L model centers experiencing losses during their ramp-up phase than in 2006. The Company expects these groups of centers to continue to affect margin growth in the fourth quarter and to show improvement in 2008. Gross profit was also positively impacted by

College Coach, whose profit margins are higher than those of the Company’s overall child care operations, for the three and nine month periods ended September 30, 2007.
Selling, General and Administrative Expenses (“SGA”). SGA consists primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting, legal and public reporting compliance fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses. SGA increased $2.1 million, or 13.8%, to $17.4 million for the three months ended September 30, 2007 from $15.3 million for the same period in 2006. SGA increased $7.0 million, or 15.0%, to $53.3 million for the nine months ended September 30, 2007 from $46.3 million for the same period in 2006. The increase is due primarily to investments in personnel to support growth, and amounts associated with College Coach, which requires proportionately higher overhead support costs. As a percentage of revenue, SGA increased to 9.2% for the three months and nine months ended September 30, 2007 from 8.9% and 9.0% for the comparable three and nine month periods in 2006, respectively.
Amortization. Amortization expense on intangible assets totaled $1.2 million and $3.5 million for the three and nine months ended September 30, 2007, respectively, compared to $857,000 and $2.2 million for the same periods in 2006. The increase relates to the addition of certain trade names, non-compete agreements, customer relationships and contract rights arising from acquisitions the Company completed during 2006 and 2007, which are subject to amortization. The Company anticipates amortization expense to approximate $4.7 million for the full year 2007.
Income from Operations. Income from operations totaled $17.8 million for the three months ended September 30, 2007, compared with income from operations of $17.2 million for the same period in 2006, an increase of $640,000, or 3.7%. Income from operations totaled $59.2 million for the nine months ended September 30, 2007, compared with income from operations of $53.0 million for the same period in 2006, an increase of $6.2 million, or 11.7%. Operating income as a percentage of revenue decreased to 9.4% for the three months ended September 30, 2007 from 10.0% for the same period in 2006, and decreased to 10.2% for the nine months ended September 30, 2007 from 10.3% for the same period in 2006, due to the effects in gross profit and increases in SGA and amortization discussed above.
The Company expects that the closings of the UAW-Ford child care and family enrichment centers referenced above will have the effect of reducing income from operations by approximately $1.1 million in the fourth quarter of 2007 from prior year levels, with a further impact of approximately $2.0 million in the first half of 2008 when compared to previously reported results in 2007.
Interest Income. Interest income for the three and nine months ended September 30, 2007 totaled $64,000 and $279,000, respectively, compared to interest income of $82,000 and $372,000 for the same periods in 2006. The decrease in interest income is largely due to lower cash balances resulting from repayments of amounts outstanding on our line of credit and stock repurchases.
Interest Expense. Interest expense for the three and nine months ended September 30, 2007 totaled $262,000 and $945,000, respectively, compared to $239,000 and $332,000 for the same periods in 2006. The increase in interest expense is largely due to borrowings made under the line of credit, the proceeds of which were used to fund investments in new child care centers and share repurchases.

Income Tax Expense. The Company had an effective tax rate of 42.2% and 42.0% for the three and nine months ended September 30, 2007, respectively, which approximates the effective tax rate of 41.9% and 42.0% for the three and nine months ended September 30, 2006, respectively.
Liquidity and Capital Resources
The Company’s primary cash requirements are for the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and existing cash balances, which were $5.9 million at September 30, 2007. The Company’s cash balances are supplemented by borrowings available under the Company’s $60 million line of credit. Borrowings against the line of credit of $12.7 million were outstanding at September 30, 2007. The Company had a working capital deficit of $57.8 million at September 30, 2007 and of $71.9 million at December 31, 2006, arising primarily from long-term investments in fixed assets and acquisitions, as well as purchases of the Company’s common stock. Bright Horizons anticipates that it will continue to generate positive cash flows from operating activities for the remainder of 2007 and that the cash generated will be used to fund ongoing operations of its new and existing early care and education centers, fund investments in new child care centers, as well as make payments against amounts outstanding under its line of credit.
Cash provided by operating activities was $64.3 million for the nine months ended September 30, 2007, compared to $50.3 million for the nine months ended September 30, 2006. This increase is primarily the result of increases in net income and other non-cash expenses (primarily depreciation, amortization and stock-based compensation). Cash provided from operations also increased due to increases in accounts payable and accrued expenses including the timing of payroll and related costs. Additionally, due to improvements in collections, accounts receivable increased by a smaller amount than in the prior comparable period. These amounts were partially offset by decreases in income taxes payable, which are due to the timing and amount of cash payments.
Cash used in investing activities was $39.8 million for the nine months ended September 30, 2007 compared to $43.1 million for the nine months ended September 30, 2006. Fixed asset additions totaled $30.8 million for the nine months ended September 30, 2007, with $20.4 million related to new early care and education centers and the remainder primarily related to the refurbishment of existing early care and education centers. Fixed asset additions totaled $23.6 million for the nine months ended September 30, 2006, with $17.5 million related to new early care and education centers. The Company expects capital expenditures of approximately $35 million for the full year in 2007. Cash paid for acquisitions totaled $9.1 million for the nine months ended September 30, 2007 compared to $19.7 million for the same period in 2006.
Cash used in financing activities totaled $26.0 million for the nine months ended September 30, 2007 compared to $21.7 million for the same period in 2006. In the nine months ended September 30, 2007, the Company repurchased approximately 142,000 shares of the Company’s common stock at a cost of approximately $5.2 million compared to approximately 1.4 million shares repurchased in the nine months ended September 30, 2006 at a cost of approximately $47.3 million. The Company also made net payments of $22.3 million on borrowings outstanding under its line of credit and paid off long term debt of $4.2 million in the nine months ended September 30, 2007 compared to net borrowings made of $20.0 million in the same period in 2006. The use of cash was partially offset by proceeds received from the issuance of restricted stock and the exercise of stock options totaling

$4.1 million in the nine months ended September 30, 2007 and $4.3 million for the same period in 2006.
In June 2006, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 3 million shares of the Company’s common stock in addition to amounts repurchased under previous plans. At September 30, 2007, total repurchases under the 2006 plan were 523,000 shares leaving approximately 2.5 million shares authorized for repurchase under the plan. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
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
Critical Accounting Policies and Estimates
In the Company’s 2006 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to revenue recognition, accounts receivable, goodwill and other intangibles, liability for insurance obligations, stock-based compensation, and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended September 30, 2007. Year to date, the Company has not made any significant changes to these policies during 2007, except for changes made to the income tax policies for the adoption of FIN 48 as discussed in Note 3 to our Condensed Consolidated Financial Statements above in the section entitled “Notes to the Condensed Consolidated Financial Statements” in Item 1 of this report.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities to choose to measure certain financial assets and financial liabilities at fair value, with the related unrealized gains and losses reported in earnings at each reporting date. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The Company has not yet adopted this pronouncement and is evaluating the impact that this statement will have on its consolidated financial position and results of operations.
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
Date: November 9, 2007
BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

By:	/s/ Elizabeth J. Boland Elizabeth J. Boland
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)