Form 10-K
period 2007-12-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2008-02-29
CIK 1060559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
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
(617) 673-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $0.01 par value per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2007, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (excluding directors and executive officers of the registrant) was approximately $1,000,430,068 (based on the closing price for the common stock as reported on The NASDAQ Global Select Market on June 30, 2007).
As of February 25, 2008, there were 26,291,492 outstanding shares of the registrant’s common stock, $0.01 par value per share, which is the only outstanding capital stock of the registrant.

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
FORM 10-K ANNUAL REPORT

Cautionary Statement About Forward-Looking Information
The Company has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. Forward-looking statements generally are identified by the words “believes”, “expects”, “anticipates”, “plans”, “estimates”, “projects”, or similar expressions. These forward-looking statements concern the Company’s operations, economic performance and financial condition, and include, among others, statements regarding: the proposed transaction with Bain Capital Partners, LLC; opportunities for growth; the number of early care and education centers expected to be added in future years; the profitability of newly opened early care and education centers; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments, and other transactions; changes in operating systems or policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; and, our projected operating cash flows.
Although we believe that the forward-looking statements that we make in this report are based on reasonable assumptions, expected results may not be achieved and actual results may differ materially from the Company’s expectations. Forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, including but not limited to the factors discussed in the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K. We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations that may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I
ITEM 1. Business
OVERVIEW
Bright Horizons Family Solutions, Inc. (generally referred to herein as “Bright Horizons”, the “Company”, “we”, “our” or “us”), is a Delaware corporation with its headquarters in Watertown, Massachussetts. Bright Horizons is a leading provider of workplace services for employers and families. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up care (for children and elders), before and after school care, summer camps, vacation care, college preparation and admissions counseling (“College Coach”), and other family support services. As of December 31, 2007, the Company operated 641 early care and education centers for more than 700 clients and had the capacity to serve approximately 71,000 children in 43 states, the District of Columbia, Puerto Rico, Canada, Ireland, and the United Kingdom. Our workplace services cater primarily to working families and provide a number of services designed to meet the business objectives of employers and the family needs of their employees. Our services are designed to (i) address employers’ ever-changing workplace needs, (ii) enhance employee productivity, (iii) improve recruitment and retention of employees, (iv) reduce absenteeism, and (v) help employers become the employer of choice within their industry.
Bright Horizons serves many leading corporations, including more than 95 Fortune 500 companies and 75 of Working Mother Magazine’s “100 Best Companies for Working Mothers”. Our employer clients include Abbott Laboratories, Alston & Bird, Amgen, Bank of America, Boeing, Bristol-Myers Squibb, British Petroleum, Citigroup, Eli Lilly, GlaxoSmithKline PLC, IBM, Johnson & Johnson, JP Morgan Chase, LandRover, Microsoft, Motorola, Pfizer, Royal Bank of Scotland, Starbucks, Target, Timberland, Toyota, Union Pacific, Universal Studios, and Wachovia. We also provide services for well-known institutions such as Duke University, the European Commission, the Federal Deposit Insurance Corporation (FDIC), JFK Medical Center, Johns Hopkins University, Massachusetts Institute of Technology, Memorial Sloan-Kettering Cancer Center, and the Professional Golfers Association (PGA) and Ladies Professional Golf Association (LPGA) Tours. Bright Horizons operates multiple early care and education centers for 57 of its employer clients.
PROPOSED TRANSACTION WITH AFFILIATES OF BAIN CAPITAL PARTNERS, LLC
On January 14, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Bain Capital Partners, LLC (“Bain”), pursuant to which a wholly owned subsidiary of Bain will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Bain (the “Merger”). Both the Board of Directors of the Company and a Special Committee of the Board of Directors of the Company, comprised solely of independent and disinterested directors (the “Special Committee”), have approved the Merger Agreement and the Merger and recommended that the stockholders of Bright Horizons vote to adopt the Merger Agreement. The Company is working toward completing the Merger as quickly as possible, and currently anticipates that the Merger will be completed in the second quarter of 2008.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company will be canceled and will be automatically converted into the right to receive $48.25 in cash, without interest. All outstanding equity-based awards of the Company will continue to vest until the closing of the Merger in accordance with their respective terms. Generally, at the closing of the Merger, all outstanding and unvested equity awards will fully vest, at which time these awards will be cancelled and converted into the right to receive the difference between $48.25 in cash and the exercise price of such award, if applicable, without interest and less any applicable withholding taxes.
Notwithstanding the foregoing, subject to Bain’s sole discretion, certain of our directors and officers may enter into agreements to convert their options or Bright Horizons common stock into, or otherwise invest in, the equity securities of the surviving corporation or one of Bain’s other affiliates following the closing; however, no such discussions regarding any such investments have occurred as of the date of the filing of this Annual Report on Form 10-K.
The Merger Agreement contains a “go-shop” provision wherein, until March 15, 2008, the Company, under the direction of the Special Committee, is permitted to initiate, solicit, facilitate and encourage acquisition proposals from third parties other than Bain and enter into and maintain or continue discussions or negotiations concerning any such acquisition proposals. After the expiration of the go-shop period, the Company is generally not permitted to (1) solicit, knowingly facilitate, knowingly encourage or initiate any inquiries or the implementation or submission of any acquisition proposal, (2) withdraw or modify, in a manner adverse to Bain, the recommendation of the Company’s Board of Directors in favor of the Merger or the Merger Agreement, or (3) enter into or recommend any letter of intent, acquisition agreement or similar agreement with respect to any such acquisition proposal. Notwithstanding the foregoing, the provisions of the Merger Agreement provide for a customary “fiduciary-out” provision which allows the Company’s Board of Directors or a committee thereof under certain circumstances to participate in discussions with third parties with respect to unsolicited acquisition proposals and to terminate the Merger Agreement and enter into an acquisition agreement with respect to a superior proposal, provided that the Company complies with certain terms of the Merger Agreement, including, if required, paying a termination fee as described below.
If the Merger Agreement is terminated by the Company, under certain circumstances, the Company will be obligated to pay the expenses of Bain up to $10.0 million and will be obligated to pay a termination fee of $39.0 million (or $19.5 million in the event that the Merger Agreement is terminated in favor of a superior acquisition proposal that arises during the go-shop period), less the amount of any reimbursement of expenses of Bain. Additionally, under certain circumstances, should the purchasing Bain entities terminate the Merger Agreement, Bain would be required to pay the Company a termination fee of $39.0 million, plus, in certain circumstances, indemnification for up to an additional $27.0 million of the Company’s damages. The recovery of such amounts would be the Company’s exclusive remedy for failure of Bain and its affiliates to complete the Merger.
Although the purchasing Bain entities’ obligations to complete the Merger are not conditioned upon their receipt of financing, the purchasing Bain entities have obtained equity and debt financing commitments (including from other Bain affiliates) for the transactions contemplated by the Merger Agreement. In the event that any portion of the financing under the commitments becomes unavailable on the terms contemplated in the agreements in respect thereof, the purchasing Bain entities are obligated to use their reasonable best efforts to arrange alternative financing in an amount sufficient to consummate the Merger.
Consummation of the Merger is subject to customary conditions to closing, including the approval of the Company’s stockholders and receipt of requisite antitrust and competition law approvals. On February 11, 2008, the Company received notice from the Federal Trade Commission and the Antitrust Division of the Department of Justice granting early termination of the waiting period under the Hart-Scott-Rodino Act. On February 19, 2008, the Company filed with the Securities and Exchange Commission the preliminary proxy statement with respect to approval of the Merger by the Company’s stockholders.
Purported class action litigation has been filed since January 14, 2008 by Bright Horizons stockholders against the Company, its current directors, and Bain. See Item 3, “Legal Proceedings”, and Note 14, “Commitments and Contingencies – Litigation”, of the Consolidated Financial Statements and Notes thereto included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for a further discussion of these actions.
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
Partner of Choice. Bright Horizons seeks to partner with a wide variety of employers to offer unique high quality workplace benefits and solutions. We partner with employers across a wide spectrum of industries, including manufacturing, healthcare and pharmaceutical operations, financial services, universities, and a range of government agencies. Some of the key principles in this business strategy are:
•	Provider of Workplace Services. Due to the demographics of today’s workforce and the prevalence of dual career families, a growing number of employers are creating family benefits to attract and retain employees and support them as parents. By making investments in work-site child care, early education and back-up care, employers create a partnership between themselves, their employees (as parents), and Bright Horizons. These services address the critical human resources challenges of recruitment, retention, productivity, and reputation as an employer of choice. By creating the partnership with parents, Bright Horizons and the employer can simultaneously address the three most important criteria used by parents to evaluate and select an early care and education provider: quality of care, site convenience, and cost. In addition, the partnership with Bright Horizons gives parents access to high quality programs where there may be an undersupply of quality child care and may give employees access to a national back-up care network . Bright Horizons’ employer-sponsored facilities are conveniently located at or near the parents’ place of employment, and generally conform their hours of operation to the work schedule of the employer sponsor. Work-site early care and education centers allow parents to spend more time with their children, both while commuting and during the workday, and to participate in and monitor their child’s ongoing care and education.

•	Employer Sponsorship. Sponsorship helps reduce the Company’s start-up and operating costs and enables the Company to concentrate its investment in those areas that directly translate into high quality care, including teacher compensation, teacher-child ratios, curricula, continuing teacher education, facilities, and equipment. Additionally, the Company is able to offer parents high quality early care and education services at competitive tuition levels. Some employers offer subsidized tuition to their employees as part of their sponsorship and overall benefits package, further contributing to the offering of competitive tuition levels.

•	Leading Market Presence. Bright Horizons’ strategy has been to gain a leading market presence by leveraging the Company’s reputation and the visibility of its client relationships to enhance its marketing and market reach. In addition, the Company believes that clustering its early care and education centers in selected metropolitan and geographic areas provides operating advantages, such as local management and oversight, local recruiting networks, and efficient systems to deploy and train teachers. We believe that regional clustering serves as a competitive advantage in developing our reputation within geographic regions and securing new employer sponsorships in those areas.
Provider of Choice. The critical elements of the Company’s focus on quality leadership and on being the provider of choice include:
•	Highly Qualified Center Directors and Teachers. We believe our teachers’ education and experience are superior to the industry average, and that our employee turnover rates are less than those experienced in the industry. Our typical early care and education center director has significant child care experience and a college degree in an education-related field, with many early care and education center directors holding advanced degrees. The Company has developed a training program that establishes minimum standards for its teachers. Teacher training is conducted in each early care and education center and includes orientation and ongoing training, including training related to child development and education, health, safety, and emergency procedures. Management training is provided on an ongoing basis to all early care and education center directors and includes human resource management, risk management, financial management, customer service, and program implementation. Additionally, because we consider ongoing training essential to maintaining high quality service, early care and education centers have training budgets for their faculty that provide for in-center training, attendance at selected outside conferences and seminars, and partial tuition reimbursement for continuing education.

•	Proprietary Innovative Curricula. Bright Horizons’ developmentally appropriate, proprietary curricula are based on well established international research and theory and are recognized as high quality in the realm of early care and education in the United States and Europe. The Company is committed to excellence in the early education experience by creating a dynamic and carefully planned interactive environment designed for individualized active learning and personalized care. The Company’s educational program “The World at Their Fingertips: Education for Bright Horizons” (“World”) is a comprehensive program that includes Language Works, Math Counts, Science Rocks, Our World, Projections, and ArtSmart, the goals of which are to prepare children for academic excellence and build the foundations for success in life, while providing a rich and rewarding childhood. World provides a pedagogical framework that can incorporate accepted best practices in the United Kingdom, Ireland, and all the regions of the United States. Teachers seek to foster a rich learning environment appropriate to their center that provides large and small group experiences and extended projects that are all designed to enrich the children’s learning and development. Teachers strive to create experiences appropriate for each child that provide both stimulation and challenge, which in turn help children find new answers and opportunities. Themes and directions emerge from the interests and experiences of the children, families, and teachers, which are incorporated into the children’s learning.

The key concepts of the World curriculum include: high expectations for every child; prime times: the importance of adult-child interactions; planned child choice learning environments; emergent curriculum; developmentally appropriate instruction; learning made visible through documentation and display; full parent partnerships; and 21st century technology. The development of language, mathematical reasoning, and scientific thought are emphasized throughout all the learning centers. The Company uses learning centers, outdoor environments, projects and activities, all of which are designed to allow children to independently explore, discover, and learn through their experiences. The Company’s early childhood educational services are provided based on the standards established in the United States by the National Academy of Early Childhood Programs, a division of the National Association for the Education of Young Children (“NAEYC”), the accreditation standards of the National Child Nursery Association (“NCNA”) in Ireland, and the Office of Standards in Education (“OFSTED”) in the United Kingdom.

•	Intensive Teacher-Child Ratios. Intensive teacher-child ratios are a critical factor in providing quality early education, facilitating more focused care and enabling teachers to forge relationships with children and their parents. Each child’s caregiver is responsible for monitoring the child’s developmental progress and tailoring programs to meet the child’s individual needs, while engaging parents in establishing and achieving goals. Many other center-based child care providers conform only to the minimum teacher-child ratios mandated by applicable government regulations, which are often less intensive than Bright Horizons’ early care and education centers and vary widely from state to state.

•	Quality Standards. Bright Horizons operates its early care and education centers to meet very high quality standards. In the United States, centers are operated based on the accreditation standards set forth by NAEYC, a national organization dedicated to improving the quality of care and developmental education provided for young children. The Company’s United Kingdom and Ireland early care and education centers are operated to achieve a similar high degree of quality, and are operated based on the accreditation standards set by OFSTED and NCNA. The Company believes that its commitment to following accreditation standards offers a competitive advantage in employer sponsorship opportunities, as the Company has experienced an increasing number of potential and existing employer sponsors that are requiring adherence to accreditation criteria. Accreditation criteria generally are more stringent than state regulatory requirements, and cover a wide range of quantitative and qualitative factors including, among others, educational qualifications and development of teachers, staffing ratios, health and safety, and the physical environment. Achieving accreditation is a long and challenging process.

•	Parent Support Mechanisms. Bright Horizons’ approach goes beyond the traditional scope of child care and early education and provides rich content and support mechanisms for parents. Through focus groups, parenting seminars, presentations, speaking engagements, e-family news (an electronically distributed parent newsletter), and periodicals, the Company provides resources for parents to support many aspects of parenthood and family issues. The Company’s college preparation and admissions counseling services also offer parents additional assistance including workshops which include topics such as Saving for College, Homework and Study Skills, Selecting the Right College, and Paying for College, as well as one on one support with the preparation of college applications.

•	Family-Friendly Facilities. Bright Horizons believes that warm, nurturing, and family-friendly facilities are an important element in fostering high quality learning environments for children. Our early care and education centers are generally custom-built and designed to be state of the art facilities that serve the children, families and teachers, and create a community of caring. Typical early care and education center design incorporates natural light, openness and direct access from the early care and education center to a landscaped playground with the objective of creating an environment that allows for the children to learn indoors and outdoors. The Company devotes considerable effort to equipping its early care and education centers with child-sized amenities and indoor and outdoor play areas with age-appropriate materials and design, while taking full advantage of technology for both administrative and classroom use. Facilities are designed to be cost-effective and fit specific sites, budgets and clients’ needs.
Employer of Choice. Bright Horizons focuses on maintaining its reputation as a premier employer in the early childhood education market and has been named as one of Fortune’s “100 Best Companies to Work for in America” for the eighth consecutive year. The Company believes that its above-average compensation, comprehensive and affordable benefits package, and opportunities for internal career advancement enable the Company to attract and retain highly qualified, well-educated, experienced and committed early care and education center directors and teachers. As part of the Company’s philosophy of being an employer of choice, the Company developed the Bright Horizons University (“BHU”), an online portal of training sessions, resources, and tools that helps employees develop and reinforce skills and knowledge. In addition, BHU allows for recognized teacher certification.

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
Expand Relationships with Existing Employer Sponsors. Bright Horizons aims to expand its business relationships from its existing employer sponsor relationships by developing new early care and education centers for sponsors who have multiple sites, expanding existing early care and education centers to serve additional capacity, and offering additional services at its existing early care and education centers. Our experience has been that employer sponsors are more inclined to employ the Company on a multi-site basis following the successful operation of an initial early care and education center. At December 31, 2007, the Company operated 221 early care and education centers for 57 multi-site sponsors.
The Company seeks opportunities to expand and broaden its service offerings in addition to child care. In 2006, the Company acquired College Coach, a college preparation and admissions counseling company, which offers admissions counseling, as well as educational programs that include workshops such as Paying for College and Homework Skills. In addition, the Company developed the Back-Up Care Advantage Program (“BUCA”) as an additional service offering to allow existing clients to offer a national network of services to employees who may not be able to take advantage of traditional child care offerings. Memberships to BUCA allow employees access to a variety of back-up services including center-based back-up care, in-home back-up care, mildly ill care, in-home elder/adult care, and priority access to full or part-time child care. Center-based back-up care is offered at full-service and back-up early care and education centers operated by Bright Horizons, or at high quality child care centers from an exclusive national network of child care providers.
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
Geographic Expansion. Bright Horizons seeks to target areas with similar demographic and demand profiles. By targeting areas with a concentration of potential and existing employer sponsors, the Company can offer a more comprehensive solution to an employer sponsor’s needs by serving multiple locations. We may choose to enter new markets by either acquiring or building new early care and education centers.
Develop and Market Additional Services. Bright Horizons develops and markets additional workplace and family support services, including seasonal services (extending hours at existing early care and education centers to serve sponsors with highly seasonal work schedules), school vacation clubs, summer camps, elementary school programs, before and after school care, vacation care, special event child care, and college preparation and admissions counseling services. Additionally, the Company often works with its sponsors to offer unique solutions and provide additional services, such as care during weather-related emergencies, which allows Bright Horizons’ clients to offer child care services to their employees in alternate locations during extended period crisis events which disrupt usual business operations.
The Company seeks to leverage existing centers by utilizing existing capacity to offer clients the ability to purchase back-up care, which serves the employees of the client when their primary child care options are unavailable. The Company also offers memberships to BUCA, which allows clients to offer employees access to a variety of back-up services on a national level.

Expand and Relocate Existing Early Care and Education Centers. In areas where Bright Horizons has been successful in operating an early care and education facility, it seeks to expand existing facilities to accommodate demand and enhance its market presence. The Company also relocates successful programs to new locations to take advantage of new facilities and/or additional space. At December 31, 2007, the Company had over 60 early care and education centers under development and scheduled to open over the next 12 to 24 months.
BUSINESS MODELS
The Company has two reporting segments consisting of center-based care and ancillary services. Center-based care includes the traditional center-based child care, back-up care, and elementary education. Ancillary services consist of college preparation and admissions counseling and work/life consulting services. The Company uses various business models for the operation of these segments.
Center-Based Care. Although the specifics of Bright Horizons’ contractual arrangements in the center-based care segment vary widely, they generally can be classified into two categories: (i) the management or cost plus (“Cost Plus”) model, where Bright Horizons manages a work-site early care and education center under a cost-plus arrangement with an employer sponsor, and (ii) the profit and loss (“P&L”) model, where the Company assumes the financial risk of the early care and education center’s operations. The P&L model may be operated under either a sponsored or lease model as more fully described below. Under each model type the Company retains responsibility for all aspects of operating the early care and education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting tuition and related accounts receivable.
The Management (Cost Plus) Model. Early care and education centers operating under the Cost Plus model represent approximately 35% of our early care and education centers. Under the Cost Plus model, the Company receives a management fee from an employer sponsor and an operating subsidy within an agreed upon budget to supplement tuition received from parents. The sponsor typically provides for the facility, pre-opening and start-up costs, capital equipment and facility maintenance. The Cost Plus model enables the employer sponsor to have a greater degree of control with respect to budgeting, spending and operations. Cost Plus contracts have terms that generally range from three to five years. The Company is responsible for maintenance of quality standards, recruitment of early care and education center directors and teachers, implementation of curricula and programs, and interaction with parents.
The Profit and Loss Model. Early care and education centers operating under the P&L model represent approximately 65% of our early care and education centers. Bright Horizons retains financial risk for P&L early care and education centers and is therefore subject to variability in financial performance due to fluctuating enrollment levels. As noted above, the P&L model can be classified into two subcategories: (i) sponsored model, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor, and (ii) lease model, where the Company provides priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.
•	Sponsored Model. The sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), but may involve a consortium of employers, entering into a contract with the Company to provide early care and education at a facility located in or near the sponsor’s offices. The sponsor generally provides for the facilities or construction of the early care and education center, pre-opening expenses and assistance with start-up costs as well as capital equipment and initial supplies and, on an ongoing basis, may pay for maintenance and repairs. In some cases, the sponsor may also provide various subsidies, which may take the form of a fixed financial subsidy, tuition assistance to the employees, or minimum enrollment guarantees to the Company. Children of the sponsor’s employees typically are granted priority enrollment at the early care and education center. Operating contracts have terms that generally range from three to five years.

•	Lease Model. A lease model early care and education center is typically located in an office building or office park. The early care and education center serves as an amenity to the real estate developer’s tenants, giving the developer an advantage in attracting quality tenants to their site. In addition, the Company may establish an early care and education center in circumstances where it has been unable to cultivate sponsorship, or where sponsorship opportunities do not currently exist. In these instances, the Company will typically lease space in locations where experience and demographics indicate that demand for the Company’s services exists. While the facility is open to general enrollment from the nearby community, the Company may also receive additional sponsorship from employers who purchase full service child care or back-up care benefits for their employees. Bright Horizons typically negotiates lease terms of 10 to 15 years, with renewal options.

Ancillary Services. The Company’s ancillary services segment is composed of businesses that are designed to support work/life initiatives but are not directly related to the care and education of children. Contractual arrangements for ancillary services vary widely. College Coach offers corporate clients college preparation and admissions counseling services that include worksite and online workshops for employees on various subjects, as well as one on one counseling with employees during the college application process. College preparation and admissions counseling services are offered to the community at various retail locations located primarily in metropolitan areas. Other consulting services related to work/life initiatives are also offered to corporate clients.
OPERATIONS
General. Bright Horizons’ center-based care segment is organized into thirteen operational divisions, organized largely along line-of-business and geographic lines. Each child care and early education division is managed by a Divisional Vice President, and is further divided into regions. Each region is headed by a Regional Manager who oversees the operational performance of approximately six to eight early care and education centers and is responsible for supervising the program quality, financial performance, and client relationships. A typical early care and education center is managed by a small administrative team, under the leadership of a center director. A center director has day-to-day operating responsibility for the early care and education center, including training, management of teachers, licensing compliance, implementation of curriculum, conducting child assessments, and marketing. Bright Horizons’ corporate offices provide centralized administrative support consisting of most accounting, finance, information systems, legal, payroll, risk management, and human resources functions.
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
Tuition depends upon the age of the child, the teacher-child ratio, the geographic location and the extent to which an employer sponsor subsidizes tuition. Based on a representative sample of the Company’s early care and education centers, the average tuition rate in the United States was $1,400 per month for infants, $1,300 per month for toddlers, and $1,050 per month for preschoolers. Tuition at most of our early care and education centers is payable in advance and is due either monthly or weekly. In some cases, parents can pay tuition through payroll deductions or through automated clearing house (“ACH”) withdrawals.
College Coach is a provider of educational advising, offering employers and families a comprehensive solution to maximize each student’s chances of academic success. Services include college planning, college selection and college admissions counseling. College Coach has 16 locations throughout the United States focused primarily in metropolitan areas where the demand for these services is the greatest. These offices serve both individual families and corporate clients, and are typically staffed by one to three members of the education team. The education team professionals are typically former senior admissions and financial aid officers from the nation’s top colleges who the Company feels are best qualified to assist families and their school-age children through stressful and time-consuming academic challenges. In addition to serving families, the company partners with organizations to offer its services as a benefit to employees. Services for corporate clients include web-based and onsite workshops, access to a help desk, and individual counseling with employees on topics related to career interests and study skill development, the college admissions process, and college financing.  College Coach serves more than 60 organizations worldwide, sharing many clients who utilize the Company’s early care and education services.
Seasonality. The Company’s business is subject to seasonal and quarterly fluctuations. Demand for early care and education and elementary school services has historically decreased during the summer months, at which time families are often on vacation or have alternative child care arrangements, or school is not in session. In addition, enrollment declines as older children transition to elementary schools. Demand for the Company’s services generally increases in September and October to normal enrollment levels upon the beginning of the new school year and remains relatively stable throughout the rest of the school year.
Segments. Bright Horizons offers workplace services comprised mainly of center-based child care, back-up care, elementary education, college preparation and admissions counseling, and consulting services. The Company operates under two segments consisting of center-based care and ancillary services. Center-based care includes center-based child care, back-up care, and elementary education. The Company’s ancillary services consist primarily of college preparation and admissions counseling and work/life consulting services. For certain historical financial information regarding our segments, as well as financial information by geographic area, see Note 17 “Segment and Geographic Information” of the Consolidated Financial Statements and Notes thereto included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Facilities. The Company’s early care and education centers are primarily operated at work-site locations and vary in design and capacity in accordance with sponsor needs and state and federal regulatory requirements. The Company’s North American early care and education centers typically range from 6,000 to 12,000 square feet and have an average capacity of 122 children. The Company’s European locations average a capacity of 59 children. As of December 31, 2007, the Company’s early care and education centers had a total licensed capacity of approximately 71,000 children, with the smallest center having a capacity of 12 children and the largest having a capacity of 572 children.
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
Health and Safety. The safety and well-being of the children and Bright Horizons employees are paramount for the Company. The Company employs a variety of security measures at its early care and education centers, which typically include electronic access systems and sign-out procedures for children, among other site-specific procedures. In addition, Bright Horizons’ trained teachers and open center design help ensure the health and safety of children. Our early care and education centers are designed to minimize the risk of injury to children by incorporating such features as child-sized amenities, rounded corners on furniture and fixtures, age-appropriate toys and equipment, and cushioned fall-zones surrounding play structures.
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
The Company has a parent marketing department that supports parent enrollment efforts through the development of marketing programs, including the preparation of promotional materials. New enrollment is generated by word of mouth, reputation, print advertising, direct mail campaigns, web-based advertising, parent referral programs, and business outreach. Our early care and education center directors may receive assistance from employer sponsors, who often provide access to channels of internal communication such as e-mail, websites, intranets, mailing lists, and internal publications. In addition, many sponsors promote the early care and education center as an important employee benefit.
COMPETITION
The market for early care and education services is highly fragmented and competitive, and Bright Horizons experiences competition for enrollment and for sponsorship of its early care and education centers from many sources. Bright Horizons believes that the key factors in the competition for enrollment are quality of care, site convenience and cost. The Company competes for enrollment with nannies, relatives, family child care (operated out of the care-giver’s home) and center-based child care providers, including for-profit, not-for-profit and government-based providers. Employer sponsor support enables us to limit our start-up and operating costs and concentrate the investment in those areas that directly translate into high quality early education—specifically, teacher compensation, teacher-child ratios, curricula, continuing teacher education, facilities and equipment. We believe that many center-based child care providers are able to offer care at a lower price than Bright Horizons by utilizing less intensive teacher-child ratios, and offering their staff lower pay and limited or unaffordable benefits. While our tuition levels are generally above those of our competitors, we believe we are able to compete effectively by offering the convenience of a work-site location and a higher level quality of care and education.
Many residential center-based child care chains either have divisions that compete for employer sponsorship opportunities, or are larger than the Company and may compete successfully against the Company for employer sponsors. We believe there are fewer than ten companies that currently operate child care centers across the United States and two companies that operate in the United States and abroad that fall into this category.
The Company’s main competitors include a variety of regional providers, such as New Horizons Child Development Centers, and the employer-sponsored child care divisions of large child care chains that primarily operate residential child care centers such as Knowledge Learning Corporation and Learning Care Group, Inc. (a subsidiary of ABC Learning Centres, Ltd.) in the United States, and Kids Unlimited and Child Base in Europe. Management believes that the Company is distinguished from its competitors by its primary focus on employer clients and track record for achieving and maintaining high quality standards. Bright Horizons believes it is well-positioned to attract sponsors who wish to outsource the management of new or existing work-site early care and education centers due to the Company’s extensive service offerings, established reputation, position as a quality leader, and track record of serving major employer sponsors. Additionally, the Company believes that it offers the highest quality multi-national solution for major employer sponsors.
EMPLOYEES
As of December 31, 2007, Bright Horizons employed approximately 18,400 employees (including part-time and substitute teachers), of whom approximately 650 were employed at the Company’s corporate, divisional and regional offices and the remainder of whom were employed at the Company’s service locations. Early care and education center employees include teachers and support personnel. The total number of employees includes approximately 2,000 employees in Europe. The Company believes that its relationship with its employees is generally good.
The Company has an agreement with a labor union that represents approximately 50 employees at one of the Company’s early care and education centers operated under an arrangement with the United Auto Workers and General Motors Corporation. The Company believes that it has a good relationship with the union and its representatives and with these employees.
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
There are certain tax incentives in the United States for parents utilizing child care programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 35% of certain child care expenses for “qualifying individuals” (as defined therein). The Company believes the fees paid to Bright Horizons for child care services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21. The amount of the qualifying child care expenses is limited to $3,000 for one child and $6,000 for two or more children, and, therefore, the maximum credit ranges from $1,050 for one child to $2,100 for two or more children.
TRADEMARKS AND SERVICE MARKS
The Company believes that its name and logo are important to its operations. The Company owns and uses various registered and unregistered trademarks and service marks covering the name Bright Horizons Family Solutions, our logo and a number of other names, slogans and designs. A federal registration in the United States is effective for 10 years and may be renewed for additional periods, subject only to required filings based on continued use of the mark by the registrant. The Company seeks to protect its trademarks and service marks by registering the marks in a variety of countries and geographic areas, including Asia, Europe, Australia, and North America. These registrations are subject to varying lives and renewal options.
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
EXECUTIVE OFFICERS OF THE COMPANY
Set forth below is certain information regarding the executive officers of the Company:
Linda A. Mason, 53 – Chair. Ms. Mason has served as a director of the Company since its inception in 1998. Ms. Mason co-founded Bright Horizons, Inc. in 1986, and served as President of Bright Horizons, Inc. until the merger with CorporateFamily Solutions, Inc. in July 1998. Prior to this, Ms. Mason was co-director of the Save the Children relief and development effort in Sudan and worked as a program officer with CARE in Thailand. Ms. Mason is currently also a director of Horizons for Homeless Children, a non-profit organization that provides support for homeless children and their families, and the Advisory Board of the Yale University School of Management. Ms. Mason is the wife of Roger H. Brown, who is Vice Chair of the Board of Directors.
David H. Lissy, 42 – Chief Executive Officer. Mr. Lissy has served as a director of the Company since November 2001 and has also served as Chief Executive Officer of the Company since January 2002. Mr. Lissy served as Chief Development Officer of the Company from 1998 until January 2002. He also served as Executive Vice President from June 2000 to January 2002. Mr. Lissy joined Bright Horizons, Inc. in September 1997 and served as Vice President of Development until the merger with CorporateFamily Solutions, Inc. in July 1998. Prior to joining Bright Horizons, Inc., Mr. Lissy served as Senior Vice President/General Manager at Aetna U.S. Healthcare, of the employee benefits division of Aetna, Inc., in the New England region. Prior to that role, Mr. Lissy was Vice President of Sales and Marketing for U.S. Healthcare and had been with U.S. Healthcare in various sales and management roles since 1987.
Mary Ann Tocio, 59 – President and Chief Operating Officer. Ms. Tocio has served as a director of the Company since November 2001 and has also served as Chief Operating Officer of the Company since its inception in 1998. Ms. Tocio was appointed President in June 2000. Ms. Tocio joined Bright Horizons, Inc. in 1992 as Vice President and General Manager of Child Care Operations, and served as Chief Operating Officer from November 1993 until the merger with CorporateFamily Solutions, Inc. in July 1998. From 1983 to 1992, prior to joining Bright Horizons, Inc., Ms. Tocio held several positions with Wellesley Medical Management, Inc., including Senior Vice President of Operations, where she managed more than 100 ambulatory care centers nationwide. Ms. Tocio is currently also a member of the board of directors of Harvard Pilgrim Health Care, a health benefits and insurance organization, and Mac-Gray Corporation, a provider of laundry facilities management services.

Elizabeth J. Boland, 48 – Chief Financial Officer and Treasurer. Ms. Boland has served as Chief Financial Officer and Treasurer of the Company since June 1999. Ms. Boland joined Bright Horizons, Inc. in 1997 as Chief Financial Officer and, subsequent to the merger between Bright Horizons, Inc. and CorporateFamily Solutions, Inc. in July 1998, served as Senior Vice President of Finance for the Company until June 1999. From 1994 to 1997, prior to joining Bright Horizons, Inc., Ms. Boland was Chief Financial Officer of The Visionaries, Inc., an independent television production company. From 1990 to 1994, Ms. Boland served as Vice President of Finance for The Olsten Corporation, a publicly traded provider of home-health care and temporary staffing services. Prior to that role, from 1981 to 1990, she worked on the audit staff at Price Waterhouse LLP in Boston, completing her tenure as a senior audit manager.
Stephen I. Dreier, 65 – Chief Administrative Officer and Secretary. Mr. Dreier has served as Chief Administrative Officer and Secretary of the Company since its inception in 1998. He joined Bright Horizons, Inc. in 1988 as Vice President and Chief Financial Officer. He later became its Secretary in November 1988 and Treasurer in September 1994. Mr. Dreier served as Bright Horizons, Inc.’s Chief Financial Officer and Treasurer until September 1997, at which time he was appointed to the position of Chief Administrative Officer. He served as Chief Administrative Officer from 1997 until the merger with CorporateFamily Solutions, Inc. in July 1998. From 1976 to 1988, prior to joining Bright Horizons, Inc., Mr. Dreier was Senior Vice President of Finance and Administration for the John S. Cheever/Paperama Company.
Danroy T. Henry, 41 – Chief Human Resources Officer.  Mr. Henry has served as the Chief Human Resources Officer since December 2007. Mr. Henry joined Bright Horizons in May 2004 as the Senior Vice President of Global Human Resources.  From 2001 to 2004, Mr. Henry was the Executive Vice President for FleetBoston Financial where he had responsibility for the metropolitan Boston consumer banking market. From 1999 to 2001, Mr. Henry served as the Chief People Officer for retailer Blinds To Go Superstores. From 1994 to 1999, Mr. Henry worked in a variety of senior Human Resources and operational roles for Staples, Inc., completing his tenure as Vice President of Contract Customer Service where he managed the call center operations for the business to business division. From 1988 to 1993, Mr. Henry served in a variety of Human Resources roles for Pepsi Cola Company, including Area Manager of Employee and Labor relations. Mr. Henry is the Chairman of the board of directors for the Northeast Human Resources Association (NEHRA) and is a member of the board of directors of the Society of Human Resource Management Foundation (SHRM).
AVAILABLE INFORMATION
The Company’s website address is www.brighthorizons.com. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on the Company’s website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Company’s SEC filings are also available over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 to obtain information on the operation of the public reference room. Please note that information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
ITEM 1A. Risk Factors
Each of the following risks, individually or as a group, could have a material adverse affect on the Company’s business, results of operations, financial condition or cash flows.
RISKS RELATING TO THE MERGER
The consummation of the proposed merger of the Company with affiliates of Bain Capital Partners, LLC is not certain and its delay or failure could adversely affect our operating results or the price of our common stock. On January 14, 2008, Bright Horizons announced an agreement to be acquired through the Merger of the Company with an entity controlled by affiliates of Bain Capital Partners, LLC. The Company cannot provide any assurance that the proposed Merger will be consummated. If consummated, it is currently anticipated to be completed in the second quarter of 2008. However, the Company cannot assure you of the timing of the closing.
Consummation of the proposed Merger is subject to the satisfaction of various conditions, including adoption of the Merger by a vote of a majority of the outstanding shares of the Company’s common stock and other customary closing conditions described in the Merger Agreement. The Company cannot guarantee that these closing conditions will be satisfied, that the Company will receive the required approvals or that the proposed Merger will be successfully completed. Many of these conditions are out of the Company’s control. In the event that the proposed Merger is not completed or is delayed:

•	management’s and employees’ attention to the Company’s day-to-day business may be diverted because matters related to the proposed Merger may require substantial commitments of their time and resources;

•	the Company could lose key employees;

•	the Company’s relationships with customers, suppliers and parents may be substantially disrupted as a result of uncertainties with regard to our business and prospects;

•	under certain circumstances, if the proposed Merger is not completed, the Company may be required to pay the expenses of Bain of up to $10.0 million as well as a termination (break-up) fee of up to $39.0 million (against which the amount of the expense payment would be credited);

•	under certain circumstances, if the proposed Merger is not completed, affiliates of Bain Capital Partners, LLC may be required to pay the Company a termination fee plus indemnification for damages of up to $66.0 million, and such amounts would be the Company’s only source of recovery, regardless of the total amount of the actual damages the Company may suffer as a result of the delay in or failure of the proposed Merger’s consummation; and

•	the market price of shares of the Company’s common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed Merger will be completed.
Any of these events could have a material negative impact on the Company’s results of operations and financial condition and could adversely affect the price of the Company’s common stock.
We are subject to pending litigation that could delay or prevent the consummation of the proposed merger. As of the date of this Annual Report on Form 10-K, the Company, its directors and Bain Capital Partners, LLC have been named as defendants in putative class action litigation filed in Massachusetts state court in connection with the proposed Merger. The plaintiffs in this litigation seek, among other things, injunctive relief to prevent the consummation of the Merger and monetary relief. While the Company believes the claims made in this litigation are without merit and intends to defend any such claims vigorously, there can be no assurance that the Company will prevail in its defense. Moreover, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the proposed Merger or seek monetary relief from the Company. An unfavorable resolution of any such litigation surrounding the proposed Merger could delay or prevent the consummation of the proposed Merger.
We have incurred, and will continue to incur, substantial costs in connection with the proposed merger. The Company has incurred, and will continue to incur, substantial costs in connection with the proposed Merger. These costs are primarily associated with the fees of attorneys, accountants and financial advisors of the Company, our Board of Directors, and the Special Committee of our Board of Directors. In addition, the Company has diverted significant management resources in an effort to complete the proposed Merger, and we are subject to restrictions contained in the Merger Agreement on the conduct of our business until the closing of the proposed Merger. If the proposed Merger is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.
RISKS RELATING TO OUR BUSINESS
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
Acquisitions may disrupt our operations or expose us to additional risk. Acquisitions are an integral part of the Company’s growth strategy. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, not meeting financial objectives, increased costs, undisclosed liabilities not covered by insurance or terms of acquisition, diversion of management’s attention and resources in connection with an acquisition, and loss of key employees of the acquired operation. No assurance can be given as to the Company’s success in identifying, executing and integrating acquisitions in the future.
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
Significant competition in our industry could adversely affect our results of operations. The Company competes for enrollment and sponsorship of its early care and education centers in a highly fragmented market. For enrollment, the Company competes with family child care (operated out of the caregiver’s home) and center-based child care (such as residential and work-site child care centers, full and part-time nursery schools, private and public elementary schools, and church-affiliated and other not-for-profit providers). In addition, substitutes for organized child care, such as relatives and nannies caring for a child, can represent lower cost alternatives to our services. Management believes the Company’s ability to compete successfully depends on a number of factors, including quality of care, site convenience, and cost. The Company is often at a price disadvantage to its competition, who may have access to greater financial resources than the Company, have greater name recognition, or have lower operating costs. In addition, competitors may be able to operate with little or no rental expense and generally do not comply or are not required to comply with the same health, safety, insurance, and operational regulations as the Company. Therefore, there can be no assurance that the Company will be able to compete successfully against current and future competitors.
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
Our business depends largely on our ability to hire and retain qualified teachers. The Company may experience difficulty in attracting, hiring, and retaining qualified teachers in various markets, which may require us to offer increased salaries and enhanced benefits in more competitive markets. Difficulties in hiring and retaining qualified personnel may affect the Company’s ability to meet growth objectives and to take advantage of additional enrollment opportunities at its early care and education centers. In addition, employee organization efforts could affect the Company.
Our operating results are subject to seasonal fluctuations. The Company’s revenue and results of operations fluctuate with the seasonal demands for child care. Revenue in our early care and education centers that have mature operating levels typically declines during the third quarter as a result of decreased enrollments over the summer months as parents withdraw their children for vacations, as well as older children transition into elementary schools. The Company’s schools are also not in session during the third quarter which contributes to the decrease in revenue. In addition, usage for the Company’s back-up services, including BUCA, tends to be higher when school is not in session and during holiday periods, which can increase the operating costs of the program which impact results of operations. There can be no assurance that the Company will be able to adjust its expenses on a short-term basis to minimize the effect of these fluctuations in revenue. The Company’s quarterly results of operations may also fluctuate based upon the number and timing of early care and education center openings and/or closings, acquisitions, the performance of new and existing early care and education centers, the contractual arrangements under which early care and education centers are operated, the change in the mix of such contractual arrangements, competitive factors, and general economic conditions. The inability of existing early care and education centers to maintain their current enrollment levels and profitability, the failure of newly opened early care and education centers to contribute to profitability, and the failure to maintain and grow the ancillary services could result in additional fluctuations in future operating results of the Company on a quarterly or annual basis.
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
Changes in laws and regulations could impact the way we conduct business. The Company’s early care and education centers are subject to numerous national, state and local regulations and licensing requirements. Although these regulations vary greatly from jurisdiction to jurisdiction, government agencies generally review, among other things, the adequacy of buildings and equipment, licensed capacity, the ratio of teachers to children, educational qualifications and training of staff, record keeping, the dietary program, the daily curriculum, hiring practices, and compliance with health and safety standards. Failure of an early care or education center to comply with applicable regulations and requirements could subject it to governmental sanctions, which can include fines, corrective orders, being placed on probation, or, in more serious cases, suspension or revocation of the early care and education center’s license to operate, and could require significant expenditures by the Company to bring its early care and education centers into compliance. Although the Company expects to pay employees at rates above the minimum wage, increases in the statutory minimum wage could result in a corresponding increase in the wages paid to the Company’s employees.
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
Breaches in data security could adversely affect the Company’s financial condition and operating results. For various operational needs, we receive certain personal information. While the Company has policies and practices that protect its data, a compromise of our systems that results in personal information being obtained by unauthorized persons could adversely affect our reputation, as well as our operations, results of operations, financial condition or cash flows, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require us to expend significant additional resources related to the security of information systems and could result in a disruption of our operations.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Bright Horizons leases approximately 56,000 square feet of office space for its corporate headquarters in Watertown, Massachusetts, under an operating lease that expires in 2010 with two five-year renewal options. The Company also leases office space for regional administrative offices located in Nashville, Tennessee; Morristown, New Jersey; Chicago, Illinois; El Segundo, California; Coppell, Texas; Gaithersburg, Maryland; Deerfield, Florida; Rushden, United Kingdom; and, Blanchardstown, Ireland.
As of December 31, 2007, Bright Horizons operated 641 early care and education centers in 43 states and the District of Columbia, Puerto Rico, Canada, Ireland, and the United Kingdom, of which 39 were owned, with the remaining centers being operated under leases or operating agreements. The leases typically have initial terms ranging from ten to fifteen years with various expiration dates, often with renewal options. Certain owned properties are subject to mortgages that secure our performance under the terms of operating agreements with client sponsors.
The following table summarizes the locations of our early care and education centers as of December 31, 2007:

Location	Number of centers
Alabama	3
Alaska	1
Arizona	4
California	54
Colorado	17
Connecticut	25
Delaware	9
District of Columbia	14
Florida	25
Georgia	16
Idaho	1
Illinois	36
Indiana	6
Iowa	5
Kansas	1
Kentucky	4
Louisiana	2
Maine	2
Maryland	8
Massachusetts	59
Michigan	11
Minnesota	7
Mississippi	1
Missouri	7
Montana	1
Nebraska	4
Nevada	5
New Hampshire	3
New Jersey	34
New Mexico	1
New York	36
North Carolina	22
Ohio	9
Oregon	1
Pennsylvania	18
Puerto Rico	1
Rhode Island	2
South Carolina	1
South Dakota	1
Tennessee	6
Texas	22
Utah	1
Virginia	11
Washington	20
Wisconsin	9
Canada	2
Ireland	12
United Kingdom	101
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
In connection with the proposed Merger between the Company and affiliates of Bain, the Company has been named as a defendant, along with the Company’s Board of Directors and Bain, in putative class action lawsuits filed in Massachusetts state court (Aaron Solomon, on behalf of himself and all others similarly situated v. Bright Horizons Family Solutions, Inc., et al., Middlesex County Superior Court, No. 08-0214 and William Smith, individually and on behalf of all other similarly situated shareholders, v. Bright Horizons Family Solutions, Inc., et al., Middlesex County Superior Court, No. 08-0467). On February 26, 2008, the Massachusetts state court consolidated these lawsuits into a single action. These lawsuits allege, among other things, that the Merger is the product of a flawed process and that the consideration to be paid to the Company’s stockholders is unfair and inadequate. The lawsuits further allege that the Company’s directors breached their fiduciary duties by, among other things, ignoring certain alleged conflicts of interest of one of the Special Committee’s financial advisors, taking steps to avoid a competitive bidding process, and improperly favoring a merger over other potential transactions. The lawsuits further allege that Bain aided and abetted the directors’ alleged breach of their fiduciary duties. The lawsuits seek, among other things, class certification, injunctive relief to prevent the consummation of the Merger, and monetary relief. Bright Horizons believes these claims are without merit and intends to defend any claims raised in the lawsuits vigorously.

ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2007.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “BFAM”. The table below sets forth the high and low quarterly sales prices per share for the Company’s common stock as reported in published financial sources for each quarter during the last two years:

	Price Range of Common Stock
	2007		2006
	High	Low	High	Low
First Quarter	$42.44	$36.25	$40.65	$33.06
Second Quarter	$43.78	$36.83	$40.28	$34.68
Third Quarter	$45.63	$38.43	$42.50	$31.80
Fourth Quarter	$47.75	$33.66	$44.98	$35.80
PERFORMANCE CHART
The following graph compares the Company’s cumulative total stockholder return on our common stock from December 31, 2002 through December 31, 2007 with the cumulative total return of the Russell 2000 Index and a peer group that we selected in good faith, consisting of Nobel Learning Communities, Inc., Renaissance Learning, Inc. and The Princeton Review (the “Peer Group”).
The graph assumes that $100.00 was invested on December 31, 2002 in our common stock and the index and peer group noted above, and that all dividends, if any, were reinvested. No dividends were declared or paid on our common stock during this period.

Total Return Analysis	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Bright Horizons Family Solutions	$100.00	$149.36	$230.30	$263.51	$274.96	$245.66
Peer Group	$100.00	$144.18	$119.97	$121.49	$120.61	$137.50
Russell 2000 Index	$100.00	$145.37	$170.08	$175.73	$205.61	$199.96

STOCKHOLDERS AND DIVIDENDS
We had 109 stockholders of record of the Company’s common stock at February 25, 2008. This number does not include those stockholders who hold shares in street name accounts.
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
ISSUER PURCHASES OF EQUITY SECURITIES
The Company repurchases shares of its common stock as authorized by the Board of Directors. In June 2006, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 3.0 million shares of the Company’s common stock in addition to amounts repurchased under previous plans. In the year ended December 31, 2007, the Company repurchased approximately 142,000 shares at a cost of $5.2 million under the 2006 plan. The Company did make any repurchases in the three months ended December 31, 2007. At December 31, 2007, total repurchases under the terms of the 2006 plan were 523,000 shares leaving approximately 2.5 million shares authorized for repurchase under the plan.
Share repurchases under the 2006 plan may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.
ITEM 6. Selected Financial Data
The following financial information has been derived from the Company’s audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, and the Consolidated Financial Statements and Notes thereto included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

	Years ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share amounts)
Consolidated statement of income data:
Revenue	$774,601	$697,865	$625,259	$551,763	$472,756
Amortization	4,699	3,376	1,916	1,012	548
Income from operations (1) (2)	72,907	71,663	60,656	46,753	34,583
Income before taxes (1) (2)	72,137	71,267	61,942	47,096	34,645
Net income (1) (2)	39,134	41,723	36,701	27,328	20,014
Diluted earnings per share	$1.45	$1.52	$1.29	$0.98	$0.75
Weighted average diluted shares outstanding	26,925	27,391	28,392	27,846	26,746

Financial position at year end:
Working capital (deficit) surplus	$(54,796)	$(71,853)	$(25,016)	$11,819	$(2,269)
Total assets	454,513	409,370	353,699	296,605	247,065
Total long-term debt, including current maturities	145	4,453	1,312	2,099	2,661
Total stockholders’ equity	270,641	223,838	217,179	186,244	145,506
Dividends per common share	—	—	—	—	—

Operating data at year end:
Early care and education centers managed	641	642	616	560	509
Licensed capacity	71,000	69,000	66,350	61,950	59,250

(1)	Financial statement amounts for 2007 and 2006 include incremental compensation expense of $3.2 million ($2.1 million after taxes) and $2.7 million ($2.0 million after taxes), respectively, related to the Company’s adoption of SFAS No. 123R, ‘‘Share-Based Payment’’ on January 1, 2006. In accordance with the modified prospective method, financial statement amounts for the prior periods presented have not been adjusted.

(2)	In 2007, the Company recognized $7.0 million ($6.9 million net of taxes) in transaction costs associated with a proposed agreement to merge with affiliates of Bain. These fees consist primarily of fees earned by financial advisors and attorneys as well as other costs directly attributable to this transaction.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY AND GENERAL DISCUSSION
Bright Horizons is a leading provider of workplace services for employers and families. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up care (for children and elders), before and after school care, summer camps, vacation care, college preparation and admissions counseling, and other family support services.
As of December 31, 2007, the Company operated 641 early care and education centers, with more than 60 early care and education centers under development. The Company has the capacity to serve approximately 71,000 children in 43 states, the District of Columbia, Puerto Rico, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 95 Fortune 500 companies and 75 of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 528 North American centers average a capacity of 122 children per location or approximately 64,000 in total capacity, while the 113 early care and education centers in the United Kingdom and Ireland average a capacity of approximately 59 children per location or approximately 7,000 in total capacity. At December 31, 2007, approximately 65% of the Company’s centers were operated under profit and loss (“P&L”) arrangements and approximately 35% were operated under management (“Cost Plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.
The Company seeks to enhance its reputation as the provider of choice for a broad spectrum of work-life services. In 2006, the Company expanded its ancillary service offerings to clients with the acquisition of College Coach, a college preparation and admissions counseling company, which offers college admissions counseling, as well as educational programs that include workshops such as “Paying for College” and “Homework Skills”. In addition, the Company developed the Back-Up Care Advantage Program (“BUCA”) as an additional service offering to allow existing clients to offer a national network of services to employees who may not be able to take advantage of traditional child care offerings. Memberships to BUCA allow employees access to a variety of back-up services including center-based back-up care, in-home back-up care, mildly ill care, in-home elder/adult care, and priority access to full or part-time child care. Center-based back-up care is also offered at full-service and back-up early care and education centers operated by Bright Horizons, or at high quality child care centers from an exclusive national network of child care providers.
Bright Horizons operates centers for a diverse group of clients. At December 31, 2007, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers
Consumer	5%
Financial Services	15%
Government and Education	20%
Healthcare and Pharmaceuticals	15%
Industrial/Manufacturing	5%
Office Park Consortiums	30%
Professional Services and Other	5%
Technology	5%

The principal elements of the Company’s business strategy are to be the partner of choice, provider of choice and employer of choice. This business strategy is centered on several key elements: identifying and executing on growth opportunities with new and existing clients; achieving sustainable operating margin improvement; maintaining our competitive advantage as the employer of choice in our field; and, continuing the high quality of our programs and customer satisfaction. The alignment of key demographic, social and workplace trends combined with an overall shortage of quality childcare options for working families continues to fuel strong interest in the Company’s services. General economic conditions and the business climate in which individual clients operate remain the largest variables in terms of future performance. These variables impact client capital and operating spending budgets, industry specific sales leads and the overall sales cycle, as well as labor markets and wage rates as competition for human capital fluctuates.
The Company achieved revenue growth of approximately 11% for the year ended December 31, 2007 as compared to 2006. The revenue growth was principally due to the 3% increase in overall capacity in the centers the Company operates, additional enrollment in ramping centers as well as in mature centers, price increases of 4-5% and expanded services for existing clients. The Company added 39 centers in 2007 through a combination of organic growth, acquisitions, and transitions of management of existing programs from other providers to the Company. Revenue growth was achieved despite the closing of 40 centers, which included 26 child care centers and family enrichment centers operated under a cost-plus arrangement with the United Auto Workers and the Ford Motor Company (“UAW-Ford”), which occurred in the second quarter of 2007.
Another key element of the Company’s growth strategy is expanding relationships with existing clients. In 2007, the Company added eight new locations for multi-site clients. The Company now serves a total of 57 multi-site clients at 221 locations. Lastly, the Company introduced enhanced service offerings such as BUCA and the aforementioned college preparation and admissions counseling services as a way to extend client relationships.
New Centers. In 2007, the Company added 39 early care and education centers with a total capacity of approximately 4,700 children. Of these center additions, four were added through acquisitions, eight through transition from previous management and 27 were new centers developed by Bright Horizons. The Company at December 31, 2007 had over 60 centers under development, scheduled to open over the next 12 to 24 months. The Company expects to add approximately 50 new centers in 2008, net of closings.
Business Economics. The Company’s revenue is principally derived from the operation of early care and education centers. Early care and education center revenues consist of tuition, which is comprised of amounts paid by parents, supplemented in some cases by payments from employer sponsors and, to a lesser extent, by payments from government agencies. Revenue also includes management fees and operating subsidies, paid by employer sponsors either in lieu of or to supplement parent tuition. Parent tuitions comprise the largest component of a center’s revenue and are billed on a monthly or weekly basis, generally payable in advance. The parent tuitions are typically comparable to or slightly higher than prevailing area market rates for tuition. Amounts due from employer sponsors are generally payable monthly and may be dependent on a number of factors such as enrollment, the extent to which the sponsor subsidizes parent tuitions, the quality enhancements a sponsor wishes to make in the operations of the center, and budgeted amounts. Management fees are generally fixed and payable monthly. Revenue is recognized as services are provided. Amounts paid in advance are recorded as deferred revenue and are recognized as they are earned.
Although the specifics of the Company’s contractual arrangements in the center-based care segment vary widely, they generally can be classified into two categories: (i) the Cost Plus model, where the Company manages a work-site early care and education center under a cost-plus arrangement with an employer sponsor, and (ii) the P&L model, where the Company assumes the financial risk of the early care and education center’s operations. A P&L model center may operated under either a sponsored or lease model as more fully described below. Under each model type Bright Horizons retains responsibility for all aspects of operating the early care and education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting tuition and related accounts receivable.
The Management (Cost Plus) Model. Early care and education centers operating under the Cost Plus model currently represent approximately 35% of our early care and education centers, which represents an approximate 5% decrease from prior figures due to the termination of the management agreement with the UAW-Ford, which comprised 26 cost plus centers. Under the Cost Plus model, the Company receives a management fee from an employer sponsor and an operating subsidy within an agreed upon budget to supplement tuition received from parents. The sponsor typically provides for the facility, pre-opening and start-up costs, capital equipment and facility maintenance. The Cost Plus model enables the employer sponsor to have a greater degree of control with respect to budgeting, spending, and operations. Cost Plus contracts have terms that generally range from three to five years. The Company is responsible for maintenance of quality standards, recruitment of early care and education center directors and teachers, implementation of curricula and programs, and interaction with parents.
The Profit and Loss Model. Early care and education centers operating under the P&L model currently represent approximately 65% of our early care and education centers. Bright Horizons retains financial risk for P&L early care and education centers and is therefore subject to variability in financial performance due to fluctuating enrollment levels. The P&L model can be classified into two subcategories: (i) sponsored model, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor, and (ii) lease model, where the Company provides priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large.
•	Sponsored Model. The sponsored model is typically characterized by a single employer (corporation, hospital, government agency or university), but may involve a consortium of employers, entering into a contract with the Company to provide early care and education at a facility located in or near the sponsor’s offices. The sponsor generally provides for the facilities or construction of the early care and education center, pre-opening expenses and assistance with start-up costs as well as capital equipment and initial supplies and, on an ongoing basis, may pay for maintenance and repairs. In some cases, the sponsor may also provide various subsidies, which may take the form of a fixed financial subsidy, tuition assistance to the employees, or minimum enrollment guarantees to Bright Horizons. Children of the sponsor’s employees typically are granted priority enrollment at the early care and education center. Operating contracts have terms that generally range from three to five years.

•	Lease Model. A lease model early care and education center is typically located in an office building or office park. The early care and education center serves as an amenity to the real estate developer’s tenants, giving the developer an advantage in attracting quality tenants to their site. In addition, the Company may establish an early care and education center in circumstances where it has been unable to cultivate sponsorship, or where sponsorship opportunities do not currently exist. In these instances, the Company will typically lease space in locations where experience and demographics indicate that demand for the Company’s services exists. While the facility is open to general enrollment from the nearby community, the Company may also receive additional sponsorship from employers who purchase full service child care or back-up care benefits for their employees. Bright Horizons typically negotiates lease terms of 10 to 15 years, with renewal options.
Cost of services consists of direct expenses associated with the operation of early care and education centers, consisting primarily of staff salaries, taxes and benefits; food costs; program supplies and materials; parent marketing; and, occupancy costs. Personnel costs are the largest component of a center’s operating costs, and comprise approximately 80% of a center’s operating expenses. The Company is often responsible for additional costs in a P&L model center that are typically paid or provided directly by a client in centers operating under the Cost Plus model, such as occupancy costs. As a result, personnel costs in centers operating under the P&L models will often represent a smaller percentage of overall costs when compared to the centers operating under Cost Plus models.
In addition to revenue generated from the existing base of child care and early education centers, the Company receives revenue from a variety of ancillary services which complement the Company’s child care services. These fees are generated primarily from the Company’s consulting and college preparation and admissions counseling services. The payment arrangements vary based on the services performed and may be payable in advance or billed in arrears. The Company recognizes revenue from these arrangements as services are performed. Cost of services for the Company’s ancillary service offerings consist primarily of personnel and related costs.
Selling, general and administrative (“SG&A”) expenses are composed primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting, legal and public reporting compliance fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses.
Seasonality. The Company’s revenue and results of operations fluctuate with the seasonal demands for child care. Revenue in our early care and education centers that have mature operating levels typically declines during the third quarter as a result of decreased enrollments over the summer months as parents withdraw their children for vacations or have alternative child care arrangements, as well as older children transitioning into elementary schools. The Company’s schools are also subject to the same cyclicality as the schools are not in session during the summer months, which contributes to the decrease in revenue. Demand for the Company’s child care and education services generally increases in September and October to normal enrollment levels upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. In addition, usage for the Company’s back-up services, including BUCA, tends to be higher when school is not in session and during holiday periods, which can increase the operating costs of the program which impacts the results of operations. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers that may include enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the contract model mix (P&L vs. Cost Plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors, and general economic conditions.
PROPOSED TRANSACTION WITH AFFILIATES OF BAIN CAPITAL PARTNERS, LLC
On January 14, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Bain Capital Partners, LLC (“Bain”), pursuant to which a wholly owned subsidiary of Bain will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Bain (the “Merger”). Both the Board of Directors of the Company and a Special Committee of the Board of Directors of the Company, comprised solely of independent and disinterested directors (the “Special Committee”), have approved the Merger Agreement and the Merger and recommended that the stockholders of Bright Horizons vote to adopt the Merger Agreement. The Company is working toward completing the Merger as quickly as possible, and currently anticipates that the Merger will be completed in the second quarter of 2008.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company will be canceled and will be automatically converted into the right to receive $48.25 in cash, without interest. All outstanding equity-based awards of the Company will continue to vest until the closing of the Merger in accordance with their respective terms. Generally, at the closing of the Merger, all outstanding and unvested equity awards will fully vest, at which time these awards will be cancelled and converted into the right to receive the difference between $48.25 in cash and the exercise price of such award, if applicable, without interest and less any applicable withholding taxes.
Notwithstanding the foregoing, subject to Bain’s sole discretion, certain of our directors and officers may enter into agreements to convert their options or Bright Horizons common stock into, or otherwise invest in, the equity securities of the surviving corporation or one of Bain’s other affiliates following the closing; however, no such discussions regarding any such investments have occurred as of the date of the filing of this Annual Report on Form 10-K.
The Merger Agreement contains a “go-shop” provision wherein, until March 15, 2008, the Company, under the direction of the Special Committee, is permitted to initiate, solicit, facilitate and encourage acquisition proposals from third parties other than Bain and enter into and maintain or continue discussions or negotiations concerning any such acquisition proposals. After the expiration of the go-shop period, the Company is generally not permitted to (1) solicit, knowingly facilitate, knowingly encourage or initiate any inquiries or the implementation or submission of any acquisition proposal, (2) withdraw or modify, in a manner adverse to Bain, the recommendation of the Company’s Board of Directors in favor of the Merger or the Merger Agreement, or (3) enter into or recommend any letter of intent, acquisition agreement or similar agreement with respect to any such acquisition proposal. Notwithstanding the foregoing, the provisions of the Merger Agreement provide for a customary “fiduciary-out” provision which allows the Company’s Board of Directors or a committee thereof under certain circumstances to participate in discussions with third parties with respect to unsolicited acquisition proposals and to terminate the Merger Agreement and enter into an acquisition agreement with respect to a superior proposal, provided that the Company complies with certain terms of the Merger Agreement, including, if required, paying a termination fee as described below.
If the Merger Agreement is terminated by the Company, under certain circumstances, the Company will be obligated to pay the expenses of Bain up to $10.0 million and will be obligated to pay a termination fee of up to $39.0 million (or $19.5 million in the event that the Merger Agreement is terminated in favor of a superior acquisition proposal that arises during the go-shop period), less the amount of any reimbursement of expenses of Bain. Additionally, under certain circumstances, should the purchasing Bain entities terminate the Merger Agreement, Bain would be required to pay the Company a termination fee of $39.0 million, plus, in certain circumstances, indemnification for up to an additional $27.0 million of the Company’s damages. The recovery of such amounts would be the Company’s exclusive remedy for failure of Bain and its affiliates to complete the Merger.
Although the purchasing Bain entities’ obligations to complete the Merger are not conditioned upon their receipt of financing, the purchasing Bain entities have obtained equity and debt financing commitments (including from other Bain affiliates) for the transactions contemplated by the Merger Agreement. In the event that any portion of the financing under the commitments becomes unavailable on the terms contemplated in the agreements in respect thereof, the purchasing Bain entities are obligated to use their reasonable best efforts to arrange alternative financing in an amount sufficient to consummate the Merger.
Consummation of the Merger is subject to customary conditions to closing, including the approval of the Company’s stockholders and receipt of requisite antitrust and competition law approvals. On February 11, 2008, the Company received notice from the Federal Trade Commission and the Antitrust Division of the Department of Justice granting early termination of the waiting period under the Hart-Scott-Rodino Act.
Purported class action litigation has been filed since January 14, 2008 by Bright Horizons stockholders against the Company, its current directors, and Bain. See Item 3, “Legal Proceedings”, and Note 14, “Commitments and Contingencies — Litigation”, of the Consolidated Financial Statements and Notes thereto included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for a further discussion of these actions.
In connection with this transaction the Company incurred costs of approximately $7.0 million in 2007 consisting primarily of fees earned by financial advisors and attorneys, and other costs directly associated with the transaction.
RESULTS OF OPERATIONS
The following table has been compiled from the Company’s audited Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K and sets forth statement of income data as a percentage of revenue for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of services	79.8	80.2	81.6

Gross profit	20.2	19.8	18.4
Selling, general and administrative expenses	9.3	9.1	8.4
Amortization	0.6	0.4	0.3
Transaction costs	0.9	—	—

Income from operations	9.4	10.3	9.7
Interest income	0.1	0.0	0.2
Interest expense	(0.2)	(0.1)	—

Income before income taxes	9.3	10.2	9.9
Income tax expense	4.2	4.2	4.0

Net income	5.1%	6.0%	5.9%

Comparison of results for the year ended December 31, 2007 to the year ended December 31, 2006
Revenue. Revenue increased $76.7 million, or 11.0%, to $774.6 million in 2007 from $697.9 million in 2006. Revenue growth is primarily attributable to modest growth in enrollment at existing centers, the ramp-up of a large number of centers developed organically in the past two years, and tuition increases of approximately 4-5%. At December 31, 2007, the Company operated 641 early care and education centers, as compared with 642 at December 31, 2006, a net decrease of one center, but representing a net increase of 2.9% in overall capacity. The increase in revenue is also attributable to acquisitions completed in 2007 and the full year impact of the Company’s acquisitions completed in 2006 which accounted for approximately $16.3 million of the overall increase in revenue. Lastly, the Company was able to increase revenue from its continued expansion of back up services, including BUCA, which increased by approximately $6.8 million or 12.7%, over 2006 levels.
The termination of the contract to operate 26 child care centers and family enrichment centers for the UAW-Ford had the effect of reducing revenue by approximately $12.0 million when compared to 2006, which was focused in the second half of 2007 after the termination of the contract in the second quarter of 2007. The termination of this contract will result in a further decrease of approximately $19.0 million in 2008 when compared to 2007.

Revenue related to ancillary services increased $4.3 million primarily due to the full year impact of the acquisition of College Coach, which occurred in the third quarter of 2006, and the expansion of these services to our existing base of clients.
Gross Profit. Gross profit increased $18.5 million, or 13.4%, to $156.8 million in 2007 from $138.3 million in 2006. Gross profit as a percentage of revenue increased from 19.8% in 2006 to 20.2% in 2007. Major factors in the increase in gross profit margin include modest improvements in enrollment which drive operating efficiencies at the center level as the fixed costs are absorbed over a broader tuition base; contributions from Cost Plus centers opened during 2007; transitions of management and acquisitions, which enter the network of centers at mature operating levels; and, annual tuition rate increases ahead of wage increases coupled with careful cost management at existing programs. Operating margins continue to be positively impacted by favorable trends in personnel costs.
Gross profit was also modestly impacted by the full year results of College Coach, which was acquired in the third quarter of 2006 and has gross margins that are higher, on average, than those of the Company’s overall child care operations.
Offsetting these areas of improvement were several lease model centers which were either opened in 2007 or were still in the process of ramping up to mature operating levels. These centers typically incur losses in the initial year of operations and have gross margins below those of more mature centers until more fully enrolled.
The closings of the UAW-Ford child care and family enrichment centers referenced above had the effect of reducing gross profit by approximately $2.2 million in 2007 and are expected to reduce 2008 operating income by $2.8 million when compared to 2007.
Selling, General and Administrative Expenses. SG&A increased $9.0 million, or 14.1%, to $72.2 million in 2007 from $63.2 million in 2006. SG&A as a percentage of revenue increased from 9.1% in 2006 to 9.3% in 2007. The increase in SG&A from 2006 is related to investments in sales and support personnel necessary to support the operations of the Company and the full year impact of College Coach which requires proportionately higher overhead costs. Additionally, investments the Company has made in technology have contributed to the overall increase in SG&A. Lastly, stock-based compensation increased by approximately $1.0 million to $4.2 million in 2007 from $3.2 million for 2006.
In addition to the Company’s operational SG&A expenses, the Company incurred $7.0 million of costs directly associated with the proposed Merger with affiliates of Bain. These costs included fees to advisors and attorneys as well as other costs incurred by the Company that were directly attributable to this transaction. The Company expects to incur significant additional costs related to this transaction in the first two quarterly periods of 2008 pending completion.
Amortization. Amortization expense on intangible assets totaled $4.7 million in 2007 compared to $3.4 million in 2006. The increase relates to the addition of certain trade names, non-compete agreements, customer relationships and contract rights, arising from acquisitions the Company completed in 2007 and the full year effect of acquisitions completed in 2006, which are subject to amortization. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company assessed its goodwill balances and intangible assets with indefinite lives and found no impairment at December 31, 2007 or 2006. The Company expects amortization to approximate $4.6 million in 2008, which includes the full year impact of acquisitions completed in 2007 and expected in 2008.
Income from Operations. Income from operations totaled $72.9 million in 2007 compared with income from operations of $71.7 million in 2006, an increase of $1.2 million, or 1.7%. Operating income as a percentage of revenue decreased to 9.4% in 2007 from 10.3% in 2006, due primarily to the transaction costs referenced above.
Interest Income. Interest income in 2007 totaled $393,000 compared to interest income of $452,000 in 2006. The decrease in interest income is largely due to lower average cash balances throughout 2007 as compared to 2006.
Interest Expense. Interest expense in 2007 totaled $1.2 million as compared to interest expense of $848,000 in 2006. The increase in interest expense is largely due to borrowings on the Company’s line of credit throughout 2007 whereas the Company commenced borrowing in the third quarter of 2006.
Income Tax Expense. The Company had an effective tax rate of 45.8% in 2007 and of 41.5% in 2006. The increase in the tax rate is primarily due to the non-deductible costs incurred associated with the proposed Merger with Bain. Excluding the effects of these costs, the Company’s tax rate would have approximated 41.8%.

Comparison of results for the year ended December 31, 2006 to the year ended December 31, 2005
Revenue. Revenue increased $72.6 million, or 11.6%, to $697.9 million in 2006 from $625.3 million in 2005. Revenue growth is primarily attributable to the net addition of new early care and education centers, modest growth in enrollment at existing centers, and tuition increases of approximately 4-5%. At December 31, 2006, the Company operated 642 early care and education centers, as compared with 616 at December 31, 2005, a net increase of 26 centers and a net increase of 4.0% in overall capacity. The increase in revenue is also attributable to the Company’s recent acquisitions. The acquisition of child care centers in 2006, and the full year contributions of the ChildrenFirst network of back-up centers acquired in September 2005, collectively contributed approximately $30.0 million in revenue. Acquisitions and transitions of management typically do not have the ramp-up period associated with organic growth, and begin operating at more mature levels.
Revenue related to ancillary services increased $2.3 million primarily due to the acquisition of College Coach in the third quarter of 2006.
Gross Profit. Gross profit increased $23.0 million, or 19.9%, to $138.3 million in 2006 from $115.3 million in 2005. Gross profit as a percentage of revenue increased from 18.4% in 2005 to 19.8% in 2006. One of the key factors in the increase in gross profit margin is the contribution of the ChildrenFirst back-up centers whose margins are, on average, higher than the Company’s full service centers. In addition, gross profit increased due to modest improvements in enrollment which drive operating efficiencies at the center level as the fixed costs are absorbed over a broader tuition base; contributions from Cost Plus centers opened during the past twelve months, transitions of management and acquisitions, which enter the network of centers at mature operating levels; and, annual tuition rate increases ahead of wage increases coupled with careful cost management at existing programs. Operating margins were also positively impacted by favorable trends and expense reductions in employee benefits and workers compensation insurance. Gross profit was also modestly impacted by College Coach, whose profit margins are higher than those of the Company’s overall child care operations.
The increases in gross profit were offset in part by incremental compensation expense related to the adoption of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which resulted in approximately $400,000 of additional stock-based compensation in cost of services. In addition, the Company opened 12 lease model centers in 2006, which experienced losses during the pre-opening and ramp-up stages of their operations, and were in the pre-opening stage at additional locations.
Selling, General and Administrative Expenses. SG&A increased $10.5 million, or 20.0%, to $63.2 million in 2006 from $52.7 million in 2005. SG&A as a percentage of revenue increased from 8.4% in 2005 to 9.1% in 2006. The increase in SG&A from 2005 is related to the adoption of SFAS 123R, resulting in incremental SG&A expense of approximately $2.3 million. In addition, ChildrenFirst centers and College Coach, which were acquired in September 2005 and August 2006, respectively, require proportionately higher overhead support costs.
Amortization. Amortization expense on intangible assets totaled $3.4 million in 2006 compared to $1.9 million in 2005. The increase relates to the addition of certain trade names, non-compete agreements, customer relationships and contract rights, arising from acquisitions the Company completed in 2006 and the full year effect of acquisitions completed in 2005, which are subject to amortization. Under the provisions of SFAS 142, the Company assessed its goodwill balances and intangible assets with indefinite lives and found no impairment at December 31, 2006 or 2005.
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
Income Tax Expense. The Company had an effective tax rate of 41.5% in 2006 and of 40.7% in 2005. The increase in the tax rate is primarily due to the non-deductibility of certain options being expensed under SFAS 123R.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary cash requirements are for the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and borrowings available under the Company’s $60.0 million line of credit. The Company utilized its line of credit facility throughout 2007, and had amounts outstanding ranging from zero to $35.0 million. Borrowings against the line of credit were $11.5 million at December 31, 2007 and $35.0 million at December 31, 2006. The Company had a working capital deficit of $54.8 million at December 31, 2007 and $71.9 million at December 31, 2006, arising primarily from long term investments in fixed assets and acquisitions, as well as purchases of the Company’s common stock, which primarily occurred in 2006. Bright Horizons anticipates that it will continue to generate positive cash flows from operating activities in 2008 and that the cash generated will be used principally to fund ongoing operations of its new and existing early care and education centers, as well as to repay amounts outstanding under its line of credit.
Cash provided by operating activities was $77.6 million for the year ended December 31, 2007 compared to $54.7 million, and $50.1 million for the years ended December 31, 2006 and 2005, respectively. The increase in cash provided from operations relates to increases in other non-cash expenses (primarily depreciation, amortization and stock-based compensation). In addition, increases in deferred revenue generated an increase of approximately $14.0 million over prior years and were the result of changes in the billing cycle of certain contractual agreements. These amounts were partially offset by increases in accounts receivable, which were primarily due to the timing and amount of payments and are of a normal and recurring nature.
Cash used in investing activities was $51.0 million for the year ended December 31, 2007 compared to $58.1 million and $64.9 million for the years ended December 31, 2006 and 2005, respectively. Fixed asset additions totaled $41.8 million in 2007 compared to $32.7 million in 2006 and $15.6 million in 2005. Approximately $26.8 million of fixed asset additions in 2007 related to new early care and education centers and the remainder being primarily related to the refurbishment of existing early care and education centers. Capital expenditures for new early care and education centers were approximately $21.0 million in 2006 and $8.6 million in 2005. Increases in capital expenditure levels in 2007 and 2006 on new centers are primarily due to a large number of lease model centers the Company has under development or has opened. Cash paid by the Company for acquisitions totaled $9.2 million in 2007 compared to $24.8 million in 2006 and $54.9 million in 2005.
Cash used in financing activities totaled $25.2 million for the year ended December 31, 2007, compared to $11.5 million in 2006 and $5.5 million in 2005. The increase in cash used in financing activities from 2006 is primarily related to the repayments of outstanding amounts under the Company’s line of credit facility that had been borrowed in 2006 and payments of long term debt. In 2007, the Company repurchased approximately 142,000 shares of the Company’s common stock (all during the first quarter of 2007) at a cost of $5.2 million. The Company had repurchases of its common stock of approximately 1.5 million shares in 2006, for a total of approximately $54.1 million, and 318,000 shares at a cost of approximately $11.2 million in 2005. In 2006, the use of cash for share repurchases was offset by net borrowings under the aforementioned line of credit of $35.0 million in 2006. Additionally, upon the adoption of SFAS 123R, the Company recorded an excess tax benefit related to the vesting or exercise of equity instruments of $1.7 million and $2.6 million in 2007 and 2006, respectively, which had been previously reported as cash flow from operating activities.
The Company repurchases shares of its common stock as authorized by the Board of Directors. In June 2006, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 3.0 million shares of the Company’s common stock in addition to amounts repurchased under previous plans. At December 31, 2007, total repurchases under the terms of the existing plan were 523,000 shares leaving approximately 2.5 million shares authorized for repurchase under the plan. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions. Pursuant to the terms of the Merger Agreement, until the closing of the Merger or termination of the Merger Agreement, the Company may not make any repurchases of its outstanding common stock without the consent of Bain.
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. The carrying value of these instruments approximates market value due to their short term nature.

Contractual Cash Flows. The Company has contractual obligations for payments under operating leases and debt agreements payable as follows:

	Payments due by period (in millions)
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long-Term Debt, including interest	$0.2	$0.1	$0.1	$—	$—	$—	$—
Operating Leases	281.2	36.4	35.0	31.9	26.7	24.3	126.9

Total	$281.4	$36.5	$35.1	$31.9	$26.7	$24.3	$126.9
The Company also has contractual obligations for customer advances totaling $8.2 million as of December 31, 2007, which are repayable at the completion of the contractual arrangements. Because of renewal options, the repayment dates for such advances cannot be predicted.
In June 2004, the Company entered into service agreements to manage a group of family programs and amended an agreement to manage an existing child care and education center in exchange for the transfer of land and buildings. The Company recorded fixed assets and deferred revenue of $9.4 million in connection with the transactions. The deferred revenue will be earned over the terms of the arrangements of 6.5 and 12 years, respectively. In the event of default under the terms of the contingent notes payable associated with the service agreements, the Company would be required to tender a payment equal to the unrecognized portion of the deferred revenue or surrender the applicable property. The unrecognized portion of the deferred revenue related to these agreements was $4.9 million at December 31, 2007.
The Company has a five-year unsecured revolving credit facility in the amount of $60.0 million, which matures on July 22, 2010, with any amounts outstanding at that date payable in full. The revolving credit facility includes an accordion feature that allows the Company to increase the amount of the revolving credit facility by an additional $40.0 million, subject to lender commitments for the additional amounts. In addition, the revolving credit facility also includes a multicurrency feature with a sub-limit of $15.0 million that allows the Company to borrow and repay amounts in either Pounds Sterling (£) or Euros (€). Borrowings against the line of credit of $11.5 million were outstanding at December 31, 2007. In addition, a letter of credit has been issued under this facility to guarantee certain deductible reimbursements for up to $486,000, which reduced the amounts available for borrowing. No amounts have been drawn against this letter of credit. If the proposed Merger is consummated, the existing credit facility will be terminated and replaced in its entirety.
The Company’s subsidiaries in the United Kingdom maintain an overdraft facility with a U.K. bank that provides for maximum borrowings of £1.0 million (approximately $2.0 million as of December 31, 2007) to support local short-term working capital requirements. The overdraft facility is repayable upon the earlier of demand from the U.K. bank or, subject to an annual renewal provision, on July 31, 2008. The overdraft facility is secured by a cross guarantee by and among the Company’s subsidiaries in the United Kingdom and a right of offset against all accounts maintained by the Company at the lending bank. At December 31, 2007 approximately £900,000 ($1.8 million) was outstanding under the overdraft facility.
The Company has liabilities for uncertain tax positions, computed in accordance with Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), totaling $2.7 million and related interest and penalties of $1.7 million for a total of $4.4 million. Due to the nature of these obligations the Company is not able to estimate if or when these obligations may be settled.
Commitments and Contingencies. The purchase agreements for two acquisitions, one completed in 2006 and one in 2007, provide for additional consideration if specific performance targets are met. In 2007, the Company paid $3.5 million in additional consideration to the previous shareholders of College Coach in accordance with the terms of the purchase agreement. Additional cash consideration may be payable over the next four years if additional performance targets are met. The purchase agreement for the school acquired in 2007 provides for additional consideration of up to $200,000 based on the performance of the school over the next year.
As of December 31, 2007 the Company had a commitment to purchase a property for $800,000. The purchase of the property was completed in January 2008.
In connection with the proposed Merger with Bain the Company is contingently liable for additional professional fees payable to financial advisors to the Special Committee of the Board of Directors upon successful approval and completion of the Merger.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Bright Horizons prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the applicable reporting periods. Actual results could differ from these estimates, and such differences could affect the results of operations reported in future periods. The accounting policies we believe are critical in the preparation of the Company’s consolidated financial statements relate to revenue recognition, goodwill and other intangibles, liability for insurance obligations, stock-based compensation, and income taxes.

Revenue Recognition. The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as modified by Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, and SAB No. 104, Revenue Recognition, which require that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. In those circumstances where the Company enters into arrangements with a client that involve multiple revenue elements, the consideration is allocated to the elements based on fair value of the individual services and revenue recognition is considered separately for each individual element. Center-based care revenues consist primarily of tuition, which is comprised of amounts paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenue may also include management fees, operating subsidies paid either in lieu of or to supplement parent tuition, and fees for other services. The Company recognizes revenue on a gross basis in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as services are performed. In some instances, the Company receives revenue in advance of services being rendered, in which case, revenue is deferred until the services have been provided. Under all types of operating arrangements, the Company retains responsibility for all aspects of operating the early care and education centers, including the hiring and paying of employees, contracting with vendors, purchasing supplies, and collecting tuition and related accounts receivable.
Goodwill and Other Intangibles. The Company accounts for acquisitions in accordance with the provisions of SFAS No. 141, Accounting for Business Combinations. Accounting for acquisitions requires management to make estimates related to the fair value of the acquired assets and assumed liabilities, including the identification and valuation of intangible assets, with any residual balance being allocated to goodwill. Management also makes assessments concerning the estimated useful lives of the intangible assets.
In accordance with SFAS 142 goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. Should it be determined that any of these assets have been impaired, the Company would be required to record an impairment charge in the period the impairment is identified. The Company was not required to record an impairment charge in 2007; however, there can be no assurance that such a charge will not be recorded in future periods. Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and are amortized over the estimated period benefited.
Liability for Insurance Obligations. The Company self-insures a portion of its medical insurance plans and has a high deductible workers’ compensation plan. Due to the nature of these liabilities, some of which may not fully manifest themselves for several years, the Company estimates the obligations for liabilities incurred but not yet reported or paid based on available data and historical experience. While management believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims or costs associated with claims made under these plans could have a material adverse effect on the Company’s financial results or cash flows.
Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R and SAB No. 107, Share-Based Payment (“SAB 107”) to account for stock-based compensation. SFAS 123R was applied using the modified prospective method, which results in the provisions of SFAS 123R only being applicable to the consolidated financial statements on a prospective basis. Stock-based compensation cost is measured at grant date based on the value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock based on intrinsic value at grant date. Measurement under the Black-Scholes model requires management to make estimates related to expected stock price volatility, option life, turnover, and risk-free interest rate, which could impact the value and expense recognized.
Income Taxes. The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Accounting for income taxes requires management to estimate its income taxes in each jurisdiction in which it operates. The future tax effect of temporary differences that arise from differences in the recognition of items included in income for accounting and tax purposes, such as deferred revenue, depreciation and certain expenses, are recorded as deferred tax assets or liabilities. The Company estimates the likelihood of recovery of these assets, which are dependent on future levels of profitability and enacted tax rates. Should any amounts be determined not to be recoverable, or assumptions change, the Company would be required to record an expense, which could have a material effect on the Company’s financial position or results of operations.
In 2007, the Company adopted the provisions of FIN 48. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and accounting for income taxes in interim periods, and requires increased disclosures.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires: the assets acquired and liabilities assumed to be measured at fair value as of the acquisition date; liabilities related to contingent consideration to be remeasured at fair value at each subsequent reporting period; and acquisition-related costs to be expensed as these are incurred. SFAS 141R also requires additional disclosures of information surrounding a business combination. The provisions of SFAS 141R are effective for fiscal years beginning on or after December 15, 2008 and apply to business combinations that are completed on or after the date of adoption. The Company has not yet adopted this pronouncement, but expects that it will have an impact on the consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company completes after the effective date.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles in the United States. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is evaluating the expected impact that the adoption of SFAS 157 will have, but does not expect SFAS 157 to have a material impact on its consolidated financial position and results of operations.
INFLATION
The Company does not believe that inflation has had a material effect on its results of operation. There can be no assurance, however, that the Company’s business will not be materially affected by inflation in the future.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company holds no market risk sensitive instruments, for trading purposes or otherwise.
We have limited exposure to market risk due to the nature of our financial instruments. Our financial instruments at December 31, 2007 consisted of cash and equivalents and accounts receivable. The Company believes that the carrying value of its financial instruments at December 31, 2007 approximates their fair value. The Company’s primary market risk exposures relate to foreign currency exchange rate risk and interest rate risk.
Foreign Currency Risk. The Company’s exposure to fluctuations in foreign currency exchange rates is primarily the result of foreign subsidiaries domiciled in the United Kingdom, Ireland and Canada. The Company has not used financial derivative instruments to hedge foreign currency exchange rate risks associated with its foreign subsidiaries.
The assets and liabilities of the Company’s Canada, Ireland and United Kingdom subsidiaries, whose functional currencies are the Canadian dollar, Euro and British pound, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income. Management estimates that had the exchange rate in each country unfavorably changed by 10% relative to the U.S. dollar, the Company’s consolidated earnings before taxes in 2007 would have decreased by approximately $550,000.
Interest Rate Risk. Interest rate exposure relates primarily to the effect of interest rate changes on our investment portfolio, and borrowings outstanding under our line of credit and overdraft facility. As of December 31, 2007, the Company’s investment portfolio primarily consisted of institutional money market funds, which due to their short maturities are considered cash equivalents. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments approximated $3.0 million at December 31, 2007 and had an average interest rate of approximately 4.2% during the year. As a result of the short maturity and conservative nature of the investment portfolio, a sudden change in interest rates should not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company’s positions in these investments and its other interest bearing accounts decreased by 100 basis points in 2007, the Company’s interest income for the year would have decreased by less than $100,000. This estimate assumes that the decrease would have occurred on the first day of 2007 and reduced the yield of each investment instrument by 100 basis points. The impact on the Company’s future interest income as a result of future changes in investment yields will depend largely on the gross amount of the Company’s investments.
The Company had borrowings of $11.5 million at December 31, 2007 under its variable-rate line of credit that were subject to a weighted average interest rate of 6.0% during the period. Based on the outstanding borrowings under the line of credit during 2007, management estimates that had the average interest rate on the Company’s borrowings increased by 100 basis points in 2007, the Company’s interest expense for the year would have increased by approximately $150,000. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on the Company’s future interest expense as a result of future changes in interest rates will depend largely on the gross amount of the Company’s borrowings.
The Company had borrowings of £900,000 ($1.8 million) at December 31, 2007 under its variable-rate overdraft facility that were subject to a weighted average interest rate of 8.5% during the period. Based on the outstanding borrowings under the overdraft facility during 2007, management estimates that had the average interest rate on the Company’s borrowings increased by 100 basis points in 2007, the Company’s interest expense for the year would have increased by less than $100,000. This estimate assumes the interest rate of each borrowing is raised by 100 basis points. The impact on the Company’s future interest expense as a result of future changes in interest rates will depend largely on the gross amount of the Company’s borrowings.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Bright Horizons Family Solutions, Inc.
Watertown, Massachusetts
We have audited the accompanying consolidated balance sheets of Bright Horizons Family Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also include the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Notes 10 and 11 to the financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, effective January 1, 2007 and Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” effective January 1, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 29, 2008

Bright Horizons Family Solutions, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$8,954	$7,115
Accounts receivable, net of allowance for doubtful accounts of $1,204 and $1,209 for 2007 and 2006, respectively	47,022	38,644
Prepaid expenses and other current assets	18,906	19,915
Current deferred income taxes	16,264	13,832

Total current assets	91,146	79,506

Fixed assets, net	164,892	137,312
Goodwill	152,397	145,070
Other intangibles, net	34,299	38,150
Noncurrent deferred income taxes	7,369	5,858
Other assets	4,410	3,474

Total assets	$454,513	$409,370

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$98	$4,376
Line of credit payable	13,317	35,000
Accounts payable and accrued expenses	63,691	54,242
Deferred revenue	58,115	40,884
Income taxes payable	1,563	5,507
Other current liabilities	9,158	11,350

Total current liabilities	145,942	151,359

Long-term debt, net of current portion	47	77
Accrued rent and related obligations	13,113	10,651
Other long-term liabilities	12,587	7,296
Deferred revenue, net of current portion	10,016	13,467
Deferred income taxes	2,167	2,682

Total liabilities	183,872	185,532

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000 shares at December 31, 2007 and 2006
Issued: 28,270 and 27,942 shares at December 31, 2007 and 2006, respectively
Outstanding: 26,281 and 26,095 shares at December 31, 2007 and 2006, respectively	283	279
Additional paid-in capital	135,036	123,869
Treasury stock, at cost: 1,989 and 1,847 shares at December 31, 2007 and 2006, respectively	(70,479)	(65,283)
Cumulative translation adjustment	11,240	9,546
Retained earnings	194,561	155,427

Total stockholders’ equity	270,641	223,838

Total liabilities and stockholders’ equity	$454,513	$409,370

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
Revenue	$774,601	$697,865	$625,259
Cost of services	617,787	559,591	509,970

Gross profit	156,814	138,274	115,289

Selling, general and administrative expenses	72,178	63,235	52,717
Amortization	4,699	3,376	1,916
Transaction costs	7,030	—	—

Income from operations	72,907	71,663	60,656

Interest income	393	452	1,477
Interest expense	(1,163)	(848)	(191)

Income before income taxes	72,137	71,267	61,942

Income tax expense	33,003	29,544	25,241

Net income	$39,134	$41,723	$36,701

Earnings per share:
Basic	$1.50	$1.58	$1.35
Diluted	$1.45	$1.52	$1.29

Weighted average number of common shares outstanding:
Basic	26,044	26,338	27,123
Diluted	26,925	27,391	28,392
The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

			Additional	Treasury	Cumulative			Total
	Common Stock		Paid In	Stock,	Translation	Retained	Deferred	Stockholders’	Comprehensive
	Shares	Amount	Capital	at cost	Adjustment	Earnings	Compensation	Equity	Income

Balance at January 1, 2005	26,870	$268	$101,584	$—	$8,474	$77,003	$(1,085)	$186,244
Exercise of stock options	537	6	5,664	—	—	—	—	5,670
Stock-based compensation	55	—	1,920	—	—	—	(146)	1,774
Tax benefit on vested restricted stock	—	—	27	—	—	—	—	27
Tax benefit from the exercise of stock options	—	—	3,316	—	—	—	—	3,316
Purchase of treasury stock	—	—	—	(11,234)	—	—	—	(11,234)
Translation adjustment	—	—	—	—	(5,319)	—	—	(5,319)	$(5,319)
Net income	—	—	—	—	—	36,701	—	36,701	36,701

Comprehensive net income for the year ended December 31, 2005									$31,382

Balance at December 31, 2005	27,462	$274	$112,511	$(11,234)	$3,155	$113,704	$(1,231)	$217,179

Reversal of deferred compensation upon FAS 123R adoption	—	—	(1,231)	—	—	—	1,231	—
Exercise of stock options	439	4	5,117	—	—	—	—	5,121
Issuance of unvested restricted stock	41	1	480	—	—	—	—	481
Stock-based compensation	—	—	3,554	—	—	—	—	3,554
Tax benefit on vested restricted stock	—	—	45	—	—	—	—	45
Tax benefit from the exercise of stock options	—	—	3,393	—	—	—	—	3,393
Purchase of treasury stock	—	—	—	(54,049)	—	—	—	(54,049)
Translation adjustment	—	—	—	—	6,391	—	—	6,391	$6,391
Net income	—	—	—	—	—	41,723	—	41,723	41,723

Comprehensive net income for the year ended December 31, 2006									$48,114

Balance at December 31, 2006	27,942	$279	$123,869	$(65,283)	$9,546	$155,427	$—	$223,838
Exercise of stock options	263	3	3,373	—	—	—	—	3,376
Issuance of unvested restricted stock	65	1	1,062	—	—	—	—	1,063
Stock-based compensation	—	—	4,492	—	—	—	—	4,492
Tax benefit on vested restricted stock	—	—	89	—	—	—	—	89
Tax benefit from the exercise of stock options	—	—	2,151	—	—	—	—	2,151
Purchase of treasury stock	—	—	—	(5,196)	—	—	—	(5,196)
Translation adjustment	—	—	—	—	1,694	—	—	1,694	$1,694
Net income	—	—	—	—	—	39,134	—	39,134	39,134

Comprehensive net income for the year ended December 31, 2007									$40,828

Balance at December 31, 2007	28,270	$283	$135,036	$(70,479)	$11,240	$194,561	$—	$270,641

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$39,134	$41,723	$36,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,739	18,856	14,510
Non-cash revenue and other	(1,150)	(1,012)	(1,264)
Asset write-downs and loss on disposal of fixed assets	48	99	266
Stock-based compensation	4,492	3,554	978
Deferred income taxes	(4,647)	263	(5,253)
Tax benefit realized from stock option exercises	—	—	3,343
Changes in assets and liabilities, net of acquired amounts:
Accounts receivable	(8,212)	(9,074)	(2,026)
Prepaid expenses and other current assets	100	(5,131)	(2,257)
Income taxes	696	2,683	4,825
Accounts payable and accrued expenses	8,976	(1,528)	1,579
Deferred revenue	14,346	352	3,980
Accrued rent and related obligations	2,436	3,199	213
Other assets	(1,436)	112	(1,085)
Other current and long-term liabilities	(888)	568	(4,391)

Net cash provided by operating activities	77,634	54,664	50,119

Cash flows from investing activities:
Purchases of fixed assets	(41,847)	(32,715)	(15,599)
Proceeds from the disposal of fixed assets	42	244	5,605
Other assets	8	(890)	—
Payments for acquisitions, net of cash acquired	(9,180)	(24,771)	(54,923)

Net cash used in investing activities	(50,977)	(58,132)	(64,917)

Cash flows from financing activities:
Proceeds from the issuance of common stock	4,439	5,602	6,466
Purchase of treasury stock	(5,196)	(54,049)	(11,234)
Excess tax benefit from stock-based compensation	1,729	2,610	—
Principal payments of long-term debt	(4,468)	(640)	(778)
(Repayments)/borrowings on line of credit, net	(21,687)	35,000	—

Net cash used in financing activities	(25,183)	(11,477)	(5,546)

Effect of exchange rates on cash and cash equivalents	365	410	(478)

Net increase (decrease) in cash and cash equivalents	1,839	(14,535)	(20,822)

Cash and cash equivalents, beginning of year	7,115	21,650	42,472

Cash and cash equivalents, end of year	$8,954	$7,115	$21,650

The accompanying notes are an integral part of the consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Notes to Consolidated Financial Statements
1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization — Bright Horizons Family Solutions, Inc. (“Bright Horizons” or the “Company”) provides workplace services for employers and families throughout the United States, Puerto Rico, Canada, Ireland, and the United Kingdom. Workplace services include center-based child care, education and enrichment programs, elementary school education, back-up care (for children and elders), before and after school care, summer camps, vacation care, college preparation and admissions counseling, and other family support services.
The Company has two reporting segments, consisting of center-based care and ancillary services. Center-based care includes the traditional center-based child care, back-up care, and elementary education. Ancillary services consist of college preparation and admissions counseling and work/life consulting services. The Company uses various business models for the operation of these segments.
The Company operates its early care and education centers under various types of arrangements, which generally can be classified into two categories: (i) the management or cost plus (“Cost Plus”) model, where Bright Horizons manages a work-site early care and education center under a cost-plus arrangement with an employer sponsor, and (ii) the profit and loss (“P&L”) model, where the Company assumes the financial risk of the early care and education center’s operations. The P&L model may be operated under either (a) sponsored, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor, or (b) lease model, where the Company provides priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large. Under each model type the Company retains responsibility for all aspects of operating the early care and education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting tuition and related accounts receivable.
The Company’s ancillary services are composed of businesses designed to support work/life initiatives but are not directly related to the care and education of children. Contractual arrangements for ancillary services vary widely. The Company offers college preparation and admissions counseling services to corporate clients, that include worksite and online workshops for employees on various subjects, as well as one on one counseling during the college application process. College preparation and admissions counseling services are also offered to the community at various retail locations located primarily in metropolitan areas. Consulting services related to work/life initiatives are also offered to corporate clients.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. The primary estimates in the Company’s consolidated financial statements include, but are not limited to, allowance for doubtful accounts, goodwill and intangible assets, liability for insurance obligations, and income taxes. Actual results may differ from management’s estimates.
Foreign Operations — The functional currency of the Company’s foreign subsidiaries is their local currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effect for subsidiaries using a functional currency other than the U.S. dollar is included as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income.
The Company’s intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Gains and losses resulting from the remeasurement of intercompany receivables that the Company considers to be of a long-term investment nature are recorded as a cumulative translation adjustment in stockholders’ equity and as a component of comprehensive income, while gains and losses resulting from the remeasurement of intercompany receivables from those foreign subsidiaries for which the Company anticipates settlement in the foreseeable future are recorded in the consolidated statements of operations. The net gains and losses recorded in the consolidated statements of operations were not significant for the periods presented.

Concentrations of Credit Risk and Fair Value of Financial Instruments — Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in financial institutions of high credit standing. The Company’s accounts receivable, which are derived primarily from the services it provides, are dispersed across many clients in various industries with no single client accounting for more than 10% of the Company’s net sales or accounts receivable in 2007 or 2006. The Company believes that no significant credit risk exists at December 31, 2007 or 2006, and that the carrying amounts of the Company’s financial instruments approximate fair market value.
Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of institutional money market accounts. The carrying value of these instruments approximates market value due to their short term nature.
Accounts Receivable — The Company generates accounts receivable from fees charged to parents and client sponsors and, to a lesser degree, government agencies. The Company monitors collections and payments from these customers and maintains a provision for estimated losses based on historical trends, in addition to provisions established for specific customer collection issues that have been identified. Accounts receivable is stated net of this allowance for doubtful accounts.
Fixed Assets — Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation or amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or their estimated useful life. Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statements of income.
Goodwill and Intangible Assets — Goodwill and other intangible assets principally consist of goodwill, various customer relationships and contract rights, non-compete agreements and trade names.
Bright Horizons accounts for acquisitions in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Accounting for Business Combinations, which requires that the aggregate purchase price of acquired entities be allocated to the fair value of identifiable assets and liabilities with the residual amount being allocated to goodwill. The identifiable assets can include intangible assets such as trade names, customer relationships and non-compete agreements that are subject to valuation. Valuation methodologies use amongst other things: estimates of expected useful life; projected revenues, operating margins and cash flows; and weighted average cost of capital.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are not subject to amortization, but are monitored annually for impairment, or more frequently if there are indicators of impairment. The Company tests for impairment by comparing the fair value of each reporting unit, determined by estimating the present value of expected future cash flows, to its carrying value. In the fourth quarter of 2007 and 2006, the Company performed its annual impairment test and determined that no impairment loss should be recognized. However, there can be no assurance that such a charge will not be recorded in future periods. Intangible assets that are separable from goodwill and have determinable useful lives are valued separately and are amortized over the estimated period benefited, ranging from two to twenty-two years.
Impairment of Long-Lived Assets — The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows over the asset’s remaining life. If the estimated cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the carrying amount of the asset to its estimated fair value less any disposal costs.
Deferred Revenue — The Company records deferred revenue for prepaid tuitions and management fees, employer-sponsor advances and assets received from consulting or development projects in advance of services being performed. The Company is also party to agreements where the performance of services extends beyond the current operating cycle. In these circumstances, the Company records a long-term obligation and recognizes revenue over the period of the agreement as the services are rendered.
Leases and Accrued Rent — The Company leases space for its centers and corporate offices. Leases are evaluated and classified as operating or capital for financial reporting purposes. The Company recognizes rent expense from operating leases with periods of free rent and scheduled rent increases on a straight-line basis over the applicable lease term. The difference between rents paid and straight-line rent expense is recorded as accrued rent.
Other Long-Term Liabilities — Other long-term liabilities consist primarily of amounts payable to clients pursuant to terms of operating agreements or for deposits held by the Company and obligations for uncertain tax positions.
Income Taxes — The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the carrying amount of deferred tax assets if it is more likely than not that such asset will not be realized. Additional income tax expense is recognized as a result of valuation allowances. The Company does not recognize a tax benefit on losses in foreign operations where it does not have a history of profitability or on certain expenses, which only become deductible when paid, the timing of which is uncertain. The Company records penalties and interest on income tax related items as a component of tax expense.
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and accounting for income taxes in interim periods, and requires increased disclosures.
Revenue Recognition — The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as modified by Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, and SAB No. 104, Revenue Recognition, which require that four basic criteria be met before recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. In those circumstances where the Company enters into arrangements with a client that involve multiple revenue elements, the consideration is allocated to the elements based on the fair value of the individual services and revenue recognition is considered separately for each individual element. Center-based care revenues consist primarily of tuition, which is comprised of amounts paid by parents, supplemented in some cases by payments from sponsors and, to a lesser extent, by payments from government agencies. Revenue may also include management fees, operating subsidies paid either in lieu of or to supplement parent tuition, and fees for other services. The Company recognizes revenue on a gross basis in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as services are performed.
The Company enters into contracts with its employer sponsors to manage and operate their early care and education centers under various terms. The Company’s contracts to operate early care and education centers are generally three to five years in length with varying renewal options. The Company’s contracts for back-up arrangements are typically renewed on an annual basis.
Stock-Based Compensation — Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), and SAB No. 107 (“SAB 107”) using the modified prospective method, which results in the provisions of SFAS 123R being applied to the consolidated financial statements on a prospective basis. Under the modified prospective recognition method, restatement of consolidated income from prior periods is not required, and accordingly, the Company has not provided such restatements. Under the modified prospective provisions of SFAS 123R, compensation expense is recorded for the unvested portion of previously granted awards that were outstanding on January 1, 2006 and all subsequent awards. SFAS 123R requires that all stock-based compensation expense be recognized in the financial statements based on the fair value of the awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of awards that will be forfeited. The Company calculates the fair value of stock options using the Black-Scholes option-pricing model and the fair value of restricted stock based on intrinsic value at grant date.
Earnings Per Share — Earnings per share is measured in two ways: basic and diluted. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding at the end of the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares, which includes the additional dilution related to preferred stock, restricted stock, options and warrants, if applicable.
Recent Accounting Pronouncements - In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires: the assets acquired and liabilities assumed to be measured at fair value as of the acquisition date; liabilities related to contingent consideration to be remeasured at fair value at each subsequent reporting period; and acquisition-related costs to be expensed as these are incurred. SFAS 141R also requires additional disclosures of information surrounding a business combination. The provisions of SFAS 141R are effective for fiscal years beginning on or after December 15, 2008 and apply to business combinations that are completed on or after the date of adoption. The Company has not yet adopted this pronouncement, but expects that it will have an impact on the consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company completes after the effective date.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles in the United States. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and is to be applied prospectively. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is evaluating the expected impact that the adoption of SFAS 157 will have, but does not expect SFAS 157 to have a material impact on its consolidated financial position and results of operations.
2. ACQUISITIONS
In 2007, the Company acquired substantially all of the assets of a school in the United States and the outstanding stock of a group of three child care centers in the United Kingdom. The aggregate consideration for both acquisitions totaled $6.9 million, consisting of $6.7 million in cash and the assumption of certain liabilities. Additional cash consideration of up to $200,000 may be payable in 2008 based on the performance of the school acquired. Any additional payments related to this contingency will be accounted for as additional goodwill. The purchase prices for these acquisitions have been allocated based on the estimated fair value of the acquired assets and assumed liabilities at the dates of acquisition. The Company acquired total assets of $4.8 million, including cash of $940,000 and real estate of $3.0 million, and assumed liabilities of $720,000. In conjunction with the two acquisitions the Company recorded goodwill of $2.0 million, which has been allocated to the Company’s center-based care segment, and other intangible assets of $630,000 consisting of customer relationships, trade names, and non-compete agreements. The identified intangible assets will be amortized over periods of 3 — 14 years, except for $80,000 allocated to an acquired trade name, which has an indefinite life. The Company also recorded deferred tax liabilities of $120,000 related to intangible assets subject to amortization which will not be deductible for tax purposes. The Company estimates that the goodwill related to the 2007 acquisitions will be deductible for tax purposes.
In 2006, the Company completed the strategic acquisition of College Coach, a privately held provider of employer-sponsored college preparation and admissions counseling services with operations in the United States. Bright Horizons purchased substantially all of the assets of College Coach for initial consideration of $11.3 million. The purchase price has been allocated to the acquired assets and liabilities based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company acquired assets of $2.2 million, including cash of $1.4 million, and assumed liabilities of $1.5 million. The Company initially recorded goodwill of $2.2 million, trade name of $2.4 million and contractual relationships of $6.0 million related to this transaction. The trade name acquired was determined to have an indefinite life, not subject to amortization, but to annual impairment testing. The customer relationships will be amortized over its useful life of 11 years. In accordance with the terms of the purchase agreement, additional cash consideration of $3.5 million was paid in 2007, and has been accounted for as additional goodwill and has been allocated to the Company’s ancillary services segment. Additional amounts may be payable over the next four years, if specific performance targets are met by College Coach; any further payments related to this contingency will be accounted for as additional goodwill.
In 2006, the Company also acquired substantially all of the assets of a group of seven child care and education centers in the United States and of one single-site child care and education company in the United Kingdom. In addition, the Company acquired the outstanding stock of two multi-site child care and education companies in the United Kingdom. The aggregate consideration for the four acquisitions was $21.1 million, which included notes payable of $3.6 million that were issued in conjunction with one of the stock purchases in the United Kingdom. The purchase prices have been allocated based on the estimated fair value of the assets acquired and liabilities assumed at the dates of acquisition. The Company acquired assets of $4.6 million, including cash of $2.7 million, and assumed liabilities of $3.4 million. In conjunction with the four acquisitions the Company recorded goodwill of $17.2 million and other identified intangible assets of $3.3 million consisting of customer relationships, trade names and non-compete agreements. The identified intangible assets will be amortized over periods of 2 — 4 years, except for $430,000 allocated to an acquired trade name, which has an indefinite life. The Company also recorded deferred tax liabilities of $615,000 related to intangible assets subject to amortization which will not be deductible for tax purposes.
In 2005, the Company acquired ChildrenFirst, Inc., a privately held operator of 33 employer-sponsored back-up child care centers in the US and Canada. In addition, the Company acquired substantially all the assets of a domestic multi-site and a domestic single-site child care and early education companies. The aggregate cash paid by the Company for the three acquisitions was $66.0 million. The purchase prices have been allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition, which included, among other items, cash of $11.1 million, fixed assets of $8.3 million, and net current liabilities of $17.8 million that were comprised primarily of deferred revenue. In conjunction with the acquisitions the Company recorded goodwill of $51.2 million and other identified intangible assets of $18.9 million consisting of customer relationships, trade names and non-compete agreements. The identified intangible assets are being amortized over periods of 3 — 14 years based on estimated lives. The Company also recorded deferred tax liabilities of $7.4 million related to intangible assets subject to amortization which will not be deductible for tax purposes.
The above transactions have been accounted for under the purchase method of accounting and the operating results of the acquired businesses have been included in the Company’s consolidated results of operations from the respective dates of acquisition. These acquisitions were not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented.
3. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	December 31,
	2007	2006
	(In thousands)
Prepaid workers compensation insurance	$8,017	$7,960
Prepaid rent and other occupancy costs	4,250	4,041
Reimbursable costs	2,838	2,244
Prepaid insurance	861	719
Other prepaid expenses and current assets	2,940	4,951

	$18,906	$19,915

Under the terms of the Company’s workers compensation policy, the Company is required to make advances to its insurance carrier pertaining to anticipated claims for all open plan years.

4. FIXED ASSETS
Fixed assets consist of the following:

		December 31,
	Estimated useful lives
	(years)	2007	2006
		(In thousands)
Buildings	20 — 40	$75,572	$62,363
Furniture and equipment	3 — 10	50,375	42,209
Leasehold improvements	Shorter of the lease term or the estimated useful life	107,757	87,222
Land	—	15,031	12,417

		248,735	204,211
Accumulated depreciation and amortization		(83,843)	(66,899)

Fixed assets, net		$164,892	$137,312

The Company recorded depreciation expense of $19.0 million, $15.5 million and $12.6 million in 2007, 2006 and 2005, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	2007
	Center-based	Other Ancillary
	Care	Services	Total
		(In thousands)
Beginning balance	$142,884	$2,186	$145,070
Goodwill additions during the period	2,795	3,485	6,280
Effect of foreign currency translation	1,047	—	1,047

Ending balance	$146,726	$5,671	$152,397

	2006
	Center-based	Other Ancillary
	Care	Services	Total
		(In thousands)
Beginning balance	$120,507	$—	$120,507
Goodwill additions during the period	17,358	2,186	19,544
Effect of foreign currency translation	5,019	—	5,019

Ending balance	$142,884	$2,186	$145,070

The following tables reflect intangible assets that are subject to amortization.

	Weighted average		Accumulated	Net Carrying
	amortization period	Cost	Amortization	Amount
			(In thousands)
December 31, 2007:
Contractual rights and customer relationships	13.1 years	$41,721	$10,839	$30,882
Trade names	3.7 years	752	665	87
Non compete agreements	3.2 years	171	96	75

		$42,644	$11,600	$31,044

December 31, 2006:
Contractual rights and customer relationships	13.2 years	$40,974	$6,237	$34,737
Trade names	2.9 years	726	586	140
Non compete agreements	3.5 years	422	306	116

		$42,122	$7,129	$34,993

The Company has trade names with net carrying values of $3.3 million and $3.2 million at December 31, 2007 and 2006, respectively, which were determined to have indefinite useful lives and are not subject to amortization under the provisions of SFAS 142. On an annual basis, these trade names are subject to an evaluation of the remaining useful life with respect to having an indefinite life, as well as testing for impairment. No impairment losses were recorded in 2007, 2006 and 2005, in relation to trade names with indefinite useful lives. The change in carrying amount of these assets is due to assets acquired in acquisitions and to foreign currency translation.
The Company recorded amortization expense of $4.7 million, $3.4 million and $1.9 million in 2007, 2006 and 2005, respectively. The Company estimates that it will record amortization expense related to existing intangible assets as follows over the next 5 years:

Estimated
Amortization Expense
(In millions)
2008	$4.6
2009	$3.8
2010	$3.3
2011	$3.0
2012	$3.0
6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)
Accounts payable	$2,935	$3,014
Accrued payroll and employee benefits	32,170	30,628
Accrued insurance	9,056	8,891
Accrued transaction costs	6,460	—
Accrued professional fees	1,265	1,163
Accrued occupancy costs	1,253	897
Accrued other expenses	10,552	9,649

	$63,691	$54,242

7. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)
Customer amounts on deposit	$6,060	$6,039
Employee payroll withholdings	221	671
Other miscellaneous liabilities	2,877	4,640

	$9,158	$11,350

8. LINES OF CREDIT AND SHORT-TERM DEBT
The Company has a credit agreement with two U.S. banks providing for a five-year unsecured revolving credit facility in the amount of $60 million, maturing July 22, 2010, with any amounts outstanding at that date payable in full. The revolving credit facility includes an accordion feature allowing the Company to increase the amount of the revolving credit facility by an additional $40 million, subject to lender commitments for the additional amounts. In October of 2007, the credit agreement was amended and restated to incorporate a multicurrency feature within the revolving facility that allows the Company to borrow and repay in either Pounds Sterling (£) or Euros (€), up to a U.S. dollar equivalent sub-limit of $15 million.
The Company may use the net proceeds of the borrowings under the revolving credit facility for general corporate purposes, including acquisitions. At the Company’s option, advances under the revolving credit facility will bear interest at either i) the greater of the Federal Funds Rate plus 0.5% or Prime, or ii) LIBOR plus a spread depending on the Company’s leverage ratio. Commitment fees on the unused portion of the line are payable at a rate ranging from 0.125% to 0.200% per annum depending on the Company’s leverage ratio. The credit agreement requires compliance with specified financial ratios and tests, including a maximum leverage ratio, a minimum debt service coverage ratio and a minimum shareholders’ equity requirement. The Company was in compliance with all covenants on its line of credit at December 31, 2007 and 2006. In 2007 and 2006, the Company had periodic borrowings and repayments under the revolving credit facility. The Company had borrowings outstanding of $11.5 million at December 31, 2007 and of $35.0 million at December 31, 2006. The interest rate on the Company’s outstanding borrowings at December 31, 2007 was 6.17% with a weighted average interest rate for the period of 6.0%. The interest rate on the Company’s outstanding borrowings under the line of credit at December 31, 2006 was 6.4%, which was approximately the same as the weighted average interest rate for the period.
The Company’s subsidiaries in the United Kingdom maintain an overdraft facility with a U.K. bank that provides for maximum borrowings of £1.0 million (approximately $2.0 million as of December 31, 2007) to support local short-term working capital requirements. The overdraft facility is repayable upon the earlier of demand from the U.K. bank or, subject to an annual renewal provision, on July 31, 2008. The overdraft facility is secured by a cross guarantee by and among the Company’s subsidiaries in the United Kingdom and a right of offset against all accounts maintained by the Company at the lending bank. The overdraft facility bears interest at the U.K. bank’s Base Rate plus 3.0%. At December 31, 2007 approximately £900,000 ($1.8 million) was outstanding under the overdraft facility with an interest rate of 8.5%, which was approximately the same as the weighted average interest rate for the period.

9. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2007	2006
	(In thousands)
Notes payable to individuals denominated in pounds sterling bearing interest at the Barclays Bank PLC Base Rate (5.0% at December 31, 2006) less 1.5%, with semi-annual payments of interest only. The notes were callable in whole or part by the individuals with 30 days notice and were fully payable August 2016. The notes were repaid in 2007.	$—	$3,746
Note payable to a client, with monthly payments of approximately $53,800 including interest of 5.75%, with final payment due January 2008. Note is secured by the Company’s leasehold interest in the center.	53	677
Note payable to a financial institution denominated in Euro’s, with monthly payments of approximately $700 including interest of 8.34%, with final payment due March 2012. Note is secured by related fixed asset.	31	—
Note payable to a financial institution denominated in Euro’s, with monthly payments of approximately $700 including interest of 7.30%, with final payment due August 2011. Note is secured by related fixed asset.	26	30
Note payable to a financial institution denominated in Euro’s, with quarterly payments of approximately $5,000 including interest of 5.90%, with final payment due March 2009. Note is secured by related fixed asset.	23	—
Capital lease with a financial company, with monthly payments of approximately $1,300 including interest of 5.99%, with final payment due June 2008. Note is secured by related fixed asset.	12	—

Total debt	145	4,453
Less current maturities	(98)	(4,376)

Long-term debt	$47	$77

10. INCOME TAXES
Earnings before income taxes for the years ended December 31, 2007, 2006 and 2005 consist of the following:

	2007	2006	2005
	(In thousands)
United States	$75,617	$73,744	$64,403
Foreign	(3,480)	(2,477)	(2,461)

Total	$72,137	$71,267	$61,942

Income tax expense for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005
	(In thousands)
Current tax expense
Federal	$28,280	$22,177	$23,376
State	6,617	5,708	6,627
Foreign	1,575	1,073	247

	36,472	28,958	30,250

Deferred tax (benefit) expense
Federal	(2,652)	841	(4,254)
State	(121)	115	(968)
Foreign	(696)	(370)	213

	(3,469)	586	(5,009)

Income tax expense	$33,003	$29,544	$25,241

Following is a reconciliation of the U.S. Federal statutory rate to the effective rate for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(In thousands)
Federal tax computed at statutory rate	$25,248	$24,943	$21,682
State taxes on income, net of federal tax benefit	4,222	3,785	3,267
Valuation allowance	1,961	1,340	1,262
Non-deductible transaction fees	2,356	—	—
Permanent difference and other, net	(784)	(524)	(970)

Income tax expense	$33,003	$29,544	$25,241

Significant components of the Company’s net deferred tax assets are as follows:

	2007	2006
	(In thousands)
Deferred tax assets
Net operating loss carryforwards	$842	$1,835
Reserve on assets	470	470
Liabilities not yet deductible	23,180	20,003
Deferred revenue	4,923	5,315
Depreciation	13,411	10,596
Amortization	126	129
Stock-based compensation	2,955	1,588
Other	138	223
Valuation allowance	(6,096)	(4,505)

	39,949	35,654

Deferred tax liabilities
Amortization	(15,860)	(15,719)
Depreciation	(2,623)	(2,927)

Net deferred tax assets	$21,466	$17,008

As of December 31, 2007, the Company has net operating losses in a number of states totaling approximately $1.0 million for which the Company has recorded a deferred tax asset of approximately $80,000, which may only be used to offset operating income of certain of the Company’s subsidiaries in those particular states. Management believes the Company will generate sufficient future taxable income to realize net deferred tax assets prior to the expiration of the net operating loss carryforwards recorded and that the realization of the net deferred tax asset is more likely than not. The Company has recorded valuation allowances on certain deferred tax assets related to losses in foreign operations where it does not have a history of profitability, as well as certain liabilities recorded which are subject to being settled in cash in order to be deductible, the timing of which is uncertain.

The Company does not provide for U.S. income taxes on the portion of undistributed earnings of foreign subsidiaries that is intended to be permanently reinvested. These earnings may become taxable in the United States upon the sale or liquidation of these foreign subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of deferred tax liability on such earnings.
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
The Company adopted the provisions of FIN 48 on January 1, 2007. The Company’s liability for uncertain tax positions at the date of adoption was $3.7 million, which included interest and penalties of $1.1 million, and had been previously recorded in accrued income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
(In thousands)
Balance as of January 1,	$3,732
Interest and penalties on prior year tax positions	642

Balance as of December 31,	$4,374

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. The Company’s current provision for income tax expense included approximately $640,000 of interest and penalties related to prior year tax positions. The liability for total interest and penalties at December 31, 2007 was approximately $1.7 million and is included in the liability for unrecognized tax benefits.
The total amount of unrecognized tax benefits that if recognized would affect the Company’s effective tax rate is approximately $3.2 million. The Company does not expect the liability for unrecognized tax benefits to change significantly in the next twelve months.
The Company and its domestic subsidiaries are subject to U.S. federal income tax as well as multiple state jurisdictions. The Company is also subject to corporate income tax at its subsidiaries located in the United Kingdom, Canada, Ireland, and Puerto Rico.
U.S. federal income tax returns are typically subject to examination over a three-year period. The Company’s 2005 and 2006 federal tax returns are subject to audit. An audit of the Company’s 2004 U.S. federal tax return by the Internal Revenue Service was completed in 2007 for which there were no material adjustments.
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
11. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The Company has an incentive compensation plan under which it is authorized to grant both incentive stock options and non-qualified stock options to employees and directors, as well as other stock-based compensation. Under the terms of the 2006 Equity and Incentive Plan (the “Plan”), which was approved by shareholders in June 2006, approximately 1.8 million shares of the Company’s Common Stock are available for distribution upon exercise. As of December 31, 2007, there were approximately 1.4 million shares of Common Stock available for grant under the Plan.

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
Stock-Based Compensation
The Company recognized the impact of all stock-based compensation in its consolidated statements of income for the years ended December 31, 2007 and 2006, and did not capitalize any amounts on the consolidated balance sheets. The following table presents the stock-based compensation included in the Company’s consolidated statements of income and the effect on earnings per share:

	Years ended December 31,
	2007	2006
	(In thousands, except per share data)
Stock-based compensation expense:
Cost of services	$341	$354
Selling, general and administrative expenses	4,151	3,200

Stock-based compensation before tax	4,492	3,554
Income tax benefit	1,621	1,059

Net stock-based compensation expenses	$2,871	$2,495

Effect on earnings per share:
Basic earnings per share	$(0.11)	$(0.09)
Diluted earnings per share	$(0.11)	$(0.09)
The Company recorded excess tax benefits related to the vesting or exercise of equity instruments, which represent the excess of fair market value at the time of the transaction which exceed amounts previously recorded as compensation expense for book purposes. The Company recorded excess tax benefits of $1.7 million in the year ended December 31, 2007 and of $2.6 million in the year ended December 31, 2006 as cash flows from financing activities, which prior to the adoption of FAS 123R would have been reported as a cash flow from operating activities.

Prior to the adoption of SFAS 123R and SAB 107, the Company followed APB 25, and compensation cost related to employee stock options was generally not recognized because options were granted with exercise prices equal to or greater than the fair market value at the date of grant. The Company accounted for options granted to non-employees using the fair value method, in accordance with the provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards in 1995 through December 31, 2005 consistent with the provisions of SFAS 123R, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

Year ended
December 31, 2005
(In thousands,
except per share data)
Net income, as reported	$36,701
Add: Stock-based compensation expense included in reported net income, net of related tax effects	621
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(4,375)

Pro forma net income	$32,947
Earnings per share-Basic:
As reported	$1.35
Pro forma	$1.21
Earnings per share-Diluted:
As reported	$1.29
Pro forma	$1.16
There were no share-based liabilities paid during the years ended December 31, 2007, 2006, and 2005.
Stock Options
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years ended December 31,
	2007	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	36.20%	40.7%	45.3%
Risk free interest rate	4.5%	4.8%	3.5%
Expected life of options	5.6 years	5.9 years	6.2 years
Weighted-average fair value per share of options granted during the period	$16.72	$17.37	$16.97
The expected stock price volatility is based upon the historical volatility of the Company’s stock price over the expected life of the option.

The following table reflects stock option activity under the Company’s equity plans for the year ended December 31, 2007:

	Weighted Average
	Remaining		Weighted
	Contractual Life in	Number of	Average
	Years	Shares	Exercise Price
Outstanding at December 31, 2006	5.0	1,900,402	$19.45
Granted		177,604	40.07
Exercised		(262,943)	12.84
Forfeited or Expired		(22,454)	30.76

Outstanding at December 31, 2007	4.3	1,792,609	$22.32
Exercisable at December 31, 2007	3.7	1,099,355	$14.89
The aggregate intrinsic value (pre-tax) was $21.9 million for the Company’s total outstanding options and was $21.6 million for the Company’s fully vested and exercisable options based on the closing price of the Company’s common stock of $34.54 at the end of 2007. The aggregate intrinsic value represents the net amount that would have been received by the option holders had they exercised all of their outstanding options and those which were fully vested on that date.
The following table summarizes the unvested stock option activity for the year ended December 31, 2007:

	Weighted Average
	Remaining		Weighted
	Contractual Life in	Number of	Average
	Years	Shares	Exercise Price
Outstanding at December 31, 2006	5.9	734,967	$27.47
Granted		177,604	40.07
Vested		(200,667)	15.06
Forfeited		(18,650)	34.52

Unvested options outstanding at December 31, 2007	5.4	693,254	$34.10
At December 31, 2007, the Company expects approximately 660,000 shares to vest, with a weighted average remaining contractual life of 5.3 years, weighted average exercise price of $34.20 and aggregate intrinsic value of $2.0 million.
The fair value (pre-tax) of options that vested during the years ended December 31, 2007, 2006, and 2005 were $1.6 million, $2.6 million, and $5.5 million, respectively. Aggregate intrinsic value of exercised options was $7.2 million, $11.8 million, and $14.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
As of December 31, 2007, there was $4.6 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. That expense is expected to be recognized over the remaining contractual period, which has a weighted-average remaining contractual period of 1 year.
Cash received from the exercise of stock options for the years ended December 31, 2007, 2006, and 2005 was $3.4 million, $5.1 million, and $5.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises for the years ended December 31, 2007, 2006, and 2005 totaled $2.2 million, $3.4 million, and $3.3 million, respectively.
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
In June 2004, the Company’s Vice Chair of the Board of Directors resigned his employment with the Company as Executive Chairman. At the time of resignation, the terms for any unvested stock options were modified to allow for a continuation of vesting so long as the former employee continues in his capacity as an active member of the Board of

Directors. The Company recognized approximately $17,000, $51,000, and $336,000 in compensation expense in the years ended December 31, 2007, 2006, and 2005, respectively. These stock options were fully vested as of December 31, 2007.
There were no modifications made to awards during the years ended December 31, 2007, 2006, and 2005.
Restricted Stock Awards
The Company grants shares of Restricted Stock to employees of the Company on either a no-cost or discounted basis. The fair value of grants of Restricted Stock is based on the intrinsic value of the shares at the grant date.
The following table summarizes the Restricted Stock activity for the year ended December 31, 2007:

		Weighted
	Number of	Average Fair
	Shares	Value
Outstanding at December 31, 2006	126,165	$21.93
Granted	65,166	25.57
Vested	(15,600)	23.74
Forfeited or Expired	—	—

Outstanding at December 31, 2007	175,731	$23.12
The aggregate intrinsic value for unvested shares of Restricted Stock was $6.1 million at December 31, 2007 based on the closing price of the Company’s common stock of $34.54 at the end of 2007.
The fair value (pre-tax) of Restricted Stock that vested during the years ended December 31, 2007, 2006, and 2005 were $370,000, $180,000, and $180,000, respectively.
As of December 31, 2007, there was $1.7 million of unrecognized compensation costs related to unvested Restricted Stock. The cost is expected to be recognized over a weighted average period of 1.8 years.
The Company received proceeds of approximately $1.1 million, $500,000, and $800,000 related to discounted purchases of Restricted Stock for the years ended December 31, 2007, 2006, and 2005, respectively. The actual tax benefit realized for the tax deductions from restricted shares that vested totaled $240,000, $116,000, and $100,000 for the years ended December 31, 2007, 2006, and 2005, respectively.
In May 2007, the Company granted awards of Restricted Stock Units to members of the Board of Directors. The awards allow for the issuance of a share of the Company’s Common Stock for each vested unit upon the termination of service as a member of the Board of Directors. The Company issued approximately 1,300 units having a fair value of $38.10 per unit for a total of approximately $50,000. The units vested upon issuance and were fully recognized as compensation expense in the second quarter of 2007. In 2006, the Company issued approximately 1,300 units having a fair value of $34.99 per unit for a total of approximately $50,000. The aggregate intrinsic value of the outstanding awards was approximately $100,000 at December 31, 2007 based on the closing price of the Company’s common stock of $34.54 at the end of 2007.
There were no modifications made to awards during the years ended December 31, 2007, 2006 and 2005.
Treasury Stock
In June 2006, the Board of Directors approved a stock repurchase plan authorizing the Company to repurchase up to 3.0 million shares of the Company’s common stock in addition to amounts repurchased under previous plans. The Company repurchased approximately 142,000 shares at a cost of $5.2 million in 2007. At December 31, 2007, total repurchases under the terms of the existing plan were 523,000 shares leaving approximately 2.5 million shares authorized for repurchase under the plan. Share repurchases under the stock repurchase program may be made from time to time in accordance with applicable securities regulations in open market or privately negotiated transactions. The actual number of shares purchased and cash used, as well as the timing of purchases and the prices paid, will depend on future market conditions.

12. EARNINGS PER SHARE
The computation of net earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the period.
The following tables present information necessary to calculate earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
Basic earnings per share
Income available to common stockholders	$39,134	26,044	$1.50
Effect of dilutive stock options and restricted stock	—	881

Diluted earnings per share	$39,134	26,925	$1.45

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
Basic earnings per share
Income available to common stockholders	$41,723	26,338	$1.58
Effect of dilutive stock options and restricted stock	—	1,053

Diluted earnings per share	$41,723	27,391	$1.52

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands except per share amounts)
Basic earnings per share
Income available to common stockholders	$36,701	27,123	$1.35
Effect of dilutive stock options	—	1,269

Diluted earnings per share	$36,701	28,392	$1.29
The weighted average number of stock options excluded from the above calculation of earnings per share was approximately 141,900 in 2007, 51,300 in 2006 and 25,200 in 2005, as they were anti-dilutive.
13. PROPOSED MERGER
On January 14, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Bain Capital Partners, LLC (“Bain”), pursuant to which a wholly owned subsidiary of Bain will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Bain (the “Merger”). Both the Board of Directors of the Company and a Special Committee of the Board of Directors of the Company, comprised solely of independent and disinterested directors (the “Special Committee”), have approved the Merger Agreement and the Merger and recommended that the shareholders of Bright Horizons vote to adopt the Merger Agreement.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company will be canceled and will be automatically converted into the right to receive $48.25 in cash, without interest. All outstanding equity-based awards of the Company will continue to vest until the closing of the Merger in accordance with their respective terms. Generally, at the closing of the Merger, all outstanding and unvested equity awards will fully vest, at which time these awards will be cancelled and converted into the right to receive the difference between $48.25 in cash and the exercise price of such award, if applicable, without interest and less any applicable withholding taxes.

Notwithstanding the foregoing, subject to Bain’s sole discretion, certain of our directors and officers may enter into agreements to convert their options or Bright Horizons common stock into, or otherwise invest in, the equity securities of the surviving corporation or one of Bain’s other affiliates following the closing; however, no such discussions regarding any such investments have occurred as of the date of the filing of this Annual Report on Form 10-K.
The Merger Agreement contains a “go-shop” provision wherein, until March 15, 2008, the Company, under the direction of the Special Committee, is permitted to initiate, solicit, facilitate and encourage acquisition proposals from third parties other than Bain and enter into and maintain or continue discussions or negotiations concerning any such acquisition proposals. After the expiration of the go-shop period, the Company is generally not permitted to (1) solicit, knowingly facilitate, knowingly encourage or initiate any inquiries or the implementation or submission of any acquisition proposal, (2) withdraw or modify, in a manner adverse to Bain, the recommendation of the Company’s Board of Directors in favor of the Merger or the Merger Agreement or (3) enter into or recommend any letter of intent, acquisition agreement or similar agreement with respect to any such acquisition proposal. Notwithstanding the foregoing, the provisions of the Merger Agreement provide for a customary “fiduciary-out” provision which allows the Company’s Board of Directors or a committee therof under certain circumstances to participate in discussions with third parties with respect to unsolicited acquisition proposals and to terminate the Merger Agreement and enter into an acquisition agreement with respect to a superior proposal, provided that the Company complies with certain terms of the Merger Agreement, including, if required, paying a termination fee as described below.
If the Merger Agreement is terminated by the Company, under certain circumstances, the Company will be obligated to pay the expenses of Bain up to $10.0 million and will be obligated to pay a termination fee of $39.0 million (or $19.5 million in the event that the Merger Agreement is terminated in favor of a superior acquisition proposal that arises during the go-shop period), less the amount of any reimbursement of expenses of Bain. Additionally, under certain circumstances, should the purchasing Bain entities terminate the Merger Agreement, Bain would be required to pay the Company a termination fee of $39.0 million, plus, in certain circumstances, indemnification for up to an additional $27.0 million of the Company’s damages. The recovery of such amounts would be the Company’s exclusive remedy for failure of Bain and its affiliates to complete the Merger.
Although the purchasing Bain entities’ obligations to complete the Merger are not conditioned upon their receipt of financing, the purchasing Bain entities have obtained equity and debt financing commitments (including from other Bain affiliates) for the transactions contemplated by the Merger Agreement. In the event that any portion of the financing under the commitments becomes unavailable on the terms contemplated in the agreements in respect thereof, the purchasing Bain entities are obligated to use their reasonable best efforts to arrange alternative financing in an amount sufficient to consummate the Merger.
In 2007, the Company incurred $7.0 million of costs directly associated with the Merger. These costs included fees to advisors and attorneys as well as other costs incurred directly attributable to the Merger. The Company is contingently liable for additional professional fees payable to financial advisors to the Special Committee of the Board of Directors upon successful approval and completion of the Merger.
Consummation of the Merger is subject to customary conditions to closing, including the approval of the Company’s stockholders and receipt of requisite antitrust and competition law approvals. On February 11, 2008, the Company received notice from the Federal Trade Commission and the Antitrust Division of the Department of Justice granting early termination of the waiting period under the Hart-Scott-Rodino Act.
Purported class action litigation has been filed since January 14, 2008 by Bright Horizons stockholders against the Company, its current directors, and Bain Capital Partners. See Item 3, “Legal Proceedings”, and Note 14, “Commitments and Contingencies — Litigation”, of the Consolidated Financial Statements and Notes thereto included in this Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K for a further discussion of these actions.
14. COMMITMENTS AND CONTINGENCIES
LEASES
The Company leases various office equipment, early care and education center facilities and office space under non-cancelable operating leases. Most of the leases expire within ten years and many contain renewal options for various periods. Certain leases contain provisions, which include additional payments based upon revenue performance, enrollment or the Consumer Price Index at a future date. Rent expense for 2007, 2006 and 2005 totaled approximately $34.9 million, $29.5 million and $23.6 million, respectively.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31, (in thousands):

2008	$36,394
2009	35,019
2010	31,863
2011	26,756
2012	24,269
Thereafter	126,908

Total future minimum lease payments	$281,209

Future minimum lease payments include approximately $600,000 of lease commitments, which are guaranteed by third parties pursuant to operating agreements for early care and education centers.
LETTERS OF CREDIT
The Company has a letter of credit outstanding used to guarantee certain rent payments for up to $50,000. In addition, the Company has a letter of credit guaranteeing certain premiums and deductible reimbursements for up to $486,000, which reduced the amounts available for borrowing under the Company’s credit facility by this amount at December 31, 2007, as fully described in Note 8 “Line of Credit and Short Term Debt”. No amounts have been drawn against these letters of credit.
EMPLOYMENT AND SEVERANCE AGREEMENTS
The Company has severance agreements with twenty executives that provide from 12 to 24 months of compensation upon the termination of employment following a change in control of the Company. The Company estimates that the maximum amount payable under these agreements in 2008 is approximately $7.7 million. Two of these executives also are entitled to payment for termination without a change in control event, which provides payment of 12 months of compensation.
The Company has authorized severance agreements for approximately forty additional executives that would provide for 6 months of compensation upon the termination of employment following a change in control of the Company. The maximum amount that would be payable under these agreements in 2008 is approximately $3.0 million.
The severance agreements prohibit the above-mentioned employees from competing with the Company during the severance period or divulging confidential information after their separation from the Company.
LITIGATION
The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such legal matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.
In connection with the proposed Merger between the Company and affiliates of Bain Capital Partners LLC (“Bain”) the Company has been named as a defendant, along with the Company’s Board of Directors and Bain, in putative class action lawsuits filed in Massachusetts state court (Aaron Solomon, on behalf of himself and all others similarly situated v. Bright Horizons Family Solutions, Inc., et al., Middlesex County Superior Court, No. 08-0214 and William Smith, individually and on behalf of all other similarly situated shareholders, v. Bright Horizons Family Solutions, Inc., et al., Middlesex County Superior Court, No. 08-0467). On February 26, 2008, the Massachusetts state court consolidated these lawsuits into a single action. These lawsuits allege, among other things, that the Merger is the product of a flawed process and that the consideration to be paid to the Company’s stockholders is unfair and inadequate. The lawsuits further allege that the Company’s directors breached their fiduciary duties by, among other things, ignoring certain alleged conflicts of interest of one of the Special Committee’s financial advisors, taking steps to avoid a competitive bidding process, and improperly favoring a merger over other potential transactions. The lawsuits further allege that Bain aided and abetted the directors’ alleged breach of their fiduciary duties. The lawsuits seek, among other things, class certification, injunctive relief to prevent the consummation of the Merger, and monetary relief. Bright Horizons believes these claims are without merit and intends to defend any claims raised in the lawsuits vigorously.

OTHER
As of December 31, 2007 the Company had a commitment to purchase a property for $800,000, which was completed in January 2008.
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
15. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for all employees with more than 500 hours of credited service on a semi-annual basis and who have been with the Company six months or more. The Plan is funded by elective employee contributions of up to 50% of their compensation. Under the Plan, the Company matches 25% of employee contributions for each participant up to 8% of the employee’s compensation after one year of service. The Company also maintains a 401(k) Retirement Savings Plan (the “Union Plan”) for union employees at one of its child care centers with more than 1,000 hours of credited service on an annual basis and who have been with the Company for one year or more. The Union Plan is funded by elective employee contributions of up to 20% of their compensation. Under the Union Plan, the Company matches 100% of employee contributions for each participant up to 5% of the employee’s compensation. The Company had approximately 50 employees at December 31, 2007 under union agreements. Expense under the two plans, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled approximately $2.0 million, $2.1 million and $2.0 million in 2007, 2006 and 2005, respectively.
16. STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION
The following table presents supplemental disclosure of cash flow information for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
Supplemental cash flow information:
Cash payments of interest	$1,170	$768	$137
Cash payments of income taxes	$35,300	$24,103	$23,925

Non cash investing and financing activities:
Issuance of notes payable for acquisition	$—	$3,574	$—
Financing of assets purchased	$69	$807	$—
In conjunction with the acquisitions, as discussed in Note 2, “Acquisitions”, the fair value of assets acquired are as follows:

	2007	2006	2005
	(In thousands)
Cash paid, net of cash acquired	$9,184	$24,771	$54,923
Liabilities assumed	720	8,432	22,721

Fair value of assets acquired	$9,904	$33,203	$77,644

In June 2004, the Company entered into service agreements to manage a group of family programs and amended an agreement to manage an existing child care and education center in exchange for the transfer of land and buildings. The Company recorded fixed assets and deferred revenue of $9.4 million in connection with the transactions. The deferred revenue will be earned over the terms of the arrangements of 6.5 and 12 years, respectively. The Company recognized revenue of $1.3 million in 2007, 2006 and 2005, under the terms of these arrangements. In the event of default under the terms of the contingent notes payable associated with the service agreements, the Company would be required to tender a payment equal to the unrecognized portion of the deferred revenue or surrender the applicable property. The unrecognized portion of the deferred revenue related to these agreements was $4.9 million at December 31, 2007.

17. SEGMENT AND GEOGRAPHIC INFORMATION
Bright Horizons offers workplace services comprised mainly of center-based child care, back-up care, elementary education, college preparation and admissions counseling, and consulting services. The Company operates under two reporting segments consisting of center-based care and ancillary services. Center-based care includes center-based child care, back-up care, and elementary education, which have similar operating characteristics and meet the criteria for aggregation under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company’s ancillary services consist of college preparation and admissions counseling and consulting services, which do not meet the quantitative thresholds for separate disclosure and are not material for segment reporting individually or in the aggregate. The Company and its chief operating decision makers evaluate performance based on revenues and income from operations.
The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced or included herein.

	Center-Based	Ancillary
	Care	Services	Total
	(In thousands)
Year ended December 31, 2007:
Revenue	$766,842	$7,759	$774,601
Amortization	4,154	545	4,699
Income from operations	72,610	297	72,907

Year ended December 31, 2006:
Revenue	$694,380	$3,485	$697,865
Amortization	3,194	182	3,376
Income (loss) from operations	71,788	(125)	71,663

Year ended December 31, 2005:
Revenue	$624,105	$1,154	$625,259
Amortization	1,916	—	1,916
Income (loss) from operations	60,920	(264)	60,656

Revenue and long-lived assets by geographic region for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
	(In thousands)
Revenue:
United States and territories	$688,848	$631,770	$567,037

Europe	82,797	63,090	56,986
Canada	2,956	3,005	1,236

Total foreign	85,753	66,095	58,222

Total revenue	$774,601	$697,865	$625,259

Long-lived assets (property and equipment, net):
United States and territories	$140,103	$121,628	$105,947

Europe	24,539	15,341	10,011
Canada	250	343	504

Total foreign	24,789	15,684	10,515

Total long-lived assets	$164,892	$137,312	$116,462

The classification “United States and territories” is comprised of the Company’s United States and Puerto Rico operations and the classification “Europe” includes the Company’s United Kingdom and Ireland operations.
18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial results by quarter for the years ended December 31, 2007 and 2006 are summarized as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)
2007:
Revenue	$190,077	$201,394	$189,530	$193,600
Gross profit	38,426	41,141	36,386	40,861
Amortization	1,180	1,136	1,189	1,194
Operating income (1)	19,543	21,823	17,829	13,712
Income before taxes (1)	19,272	21,626	17,631	13,608
Net income (1)	11,216	12,543	10,185	5,190
Basic earnings per share	$0.43	$0.48	$0.39	$0.20
Diluted earnings per share	$0.42	$0.47	$0.38	$0.19

(1)	In 2007, the Company recognized $7.0 million ($6.9 million net of taxes) in transaction costs associated with a proposed agreement to merge with affiliates of Bain. These fees consist primarily of fees earned by financial advisors and attorneys as well as other costs directly attributable to this transaction.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)
2006:
Revenue	$169,139	$175,232	$172,199	$181,295
Gross profit	32,905	35,292	33,311	36,766
Amortization	610	751	857	1,158
Operating income	17,110	18,706	17,187	18,660
Income before taxes	17,228	18,785	17,030	18,224
Net income	9,990	10,875	9,899	10,959
Basic earnings per share	$0.37	$0.41	$0.38	$0.42
Diluted earnings per share	$0.36	$0.40	$0.37	$0.41
The Company’s revenue and results of operations fluctuate with the seasonal demands for child care. Revenue in our early care and education centers that have mature operating levels typically declines during the third quarter as a result of decreased enrollments over the summer months as parents withdraw their children for vacations or have alternative child care arrangements, as well as older children transitioning into elementary schools. The Company’s schools are also subject to the same cyclicality as the schools are not in session during the summer months, which contributes to the decrease in revenue. Demand for the Company’s child care and education services generally increases in September and October to normal enrollment levels upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. In addition, usage for the Company’s back-up services, including BUCA, tends to be higher when school is not in session and during holiday periods, which can increase the operating costs of the program which impacts the results of operations. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers that may include enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the contract model mix (P&L vs. Cost Plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors, and general economic conditions.
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
Under the supervision of and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(b), promulgated under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2007 (the end of the period covered by this Annual Report on Form 10-K).
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using the framework specified in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
Management has excluded from its assessment of internal control over financial reporting as of December 31, 2007 the two businesses acquired during fiscal year 2007 whose financial statements constitute less than 1% of net and total assets, revenues, and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes to the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Bright Horizons Family Solutions, Inc.
Watertown, Massachusetts
We have audited the internal control over financial reporting of Bright Horizons Family Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at two businesses acquired during fiscal year 2007 and whose financial statements constitute less than 1% of net and total assets, revenues, and net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007.  Accordingly, our audit did not include the internal control over financial reporting at the two acquired businesses. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, effective January 1, 2007.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 29, 2008
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors is divided into three classes (Class I, Class II and Class III). At each annual meeting of stockholders, directors constituting one class are elected for a three-year term. Our Certificate of Incorporation provides that each class shall consist, as nearly as possible, of one-third of the total number of directors constituting the entire Board. The Company’s bylaws provide for a Board consisting of thirteen members. The positions held by each Director and Officer on December 31, 2007 are shown below. Pursuant to General Instruction G(3), certain information required with respect to persons who are or may be deemed to be executive officers of the Company is set forth in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company”. Roger H. Brown and Linda A. Mason are married to one another. There are no additional family relationships among the following persons.
The following is a description of the business experience during the past five years of each Director.
Directors Continuing in Office
CLASS I DIRECTORS
(Terms Expire in 2008)

Joshua Bekenstein	Age 49
Joshua Bekenstein has served as a director of the Company since its inception in 1998. Mr. Bekenstein joined Bain Capital, LLC, a private investment firm, at its inception in 1984 and became a managing director in 1986. Mr. Bekenstein serves as a director of Waters Corporation, a manufacturer and distributor of high performance liquid chromatography instruments, and is a member of the Waters Compensation Committee. Mr. Bekenstein is also a director of Michaels Stores, Inc., the nation’s largest specialty retailer of arts and crafts materials, Toys “R” Us, the world’s leading dedicated toy and baby products retailer and Burlington Coat Factory, a national chain of retail apparel stores.

JoAnne Brandes	Age 54
JoAnne Brandes has served as a director of the Company since its inception in 1998. Ms. Brandes served as Executive Vice President, Chief Administrative Officer and General Counsel for JohnsonDiversey, Inc. (formerly Johnson Wax Professional), a manufacturer and marketer of cleaning and sanitation products and services, from December 2002 until February 2007. From October 1997 until December 2002, Ms. Brandes served as Senior Vice President and General Counsel of S.C. Johnson Commercial Markets, Inc. Ms. Brandes serves as a director of Optique Funds Inc. (formerly JohnsonFamily Funds, Inc.), a mutual fund, and Andersen Corporation, a manufacturer of doors and windows, and is also a Regent Emeritus in the University of Wisconsin System Board of Regents.

Roger H. Brown	Age 51
Roger H. Brown has served as a director of the Company since its inception in 1998 and has also served as Vice Chair of the Board since June 2004. Mr. Brown has served as President of Berklee College of Music since June 2004. Mr. Brown was Chief Executive Officer of the Company from June 1999 until December 2001, President of the Company from July 1998 until May 2000 and Executive Chairman of the Company from June 2000 until June 2004. Mr. Brown co-founded Bright Horizons and served as Chairman and Chief Executive Officer of Bright Horizons from its inception in 1986 until the merger with CorporateFamily Solutions in July 1998. Prior to 1986, he worked as a management consultant for Bain & Company, Inc. Mr. Brown currently serves as a director of Horizons for Homeless Children, a non-profit that provides support for children and their families, and StonyField Farm, Inc., an organic food company. Mr. Brown is the husband of Linda A. Mason.

Marguerite W. Kondracke	Age 62
Marguerite W. Kondracke was elected as a director of the Company in December 2004. Ms. Kondracke previously served as director of the Company from 1998 to March 2003. Ms. Kondracke also served as Chief Executive Officer of the Company from 1998 until May 1999 and Co-Chair of the Board of the Company from May 1999 to December 2001. Ms. Kondracke has served as President and Chief Executive Officer of America’s Promise — The Alliance for Youth, since October 2004. From March 2003 until September 2004, Ms. Kondracke was Staff Director for the U.S. Senate Subcommittee on Children and Families. Ms. Kondracke served as President and Chief Executive Officer of The Brown Schools, Inc, a national provider of educational and treatment services, from August 2001 until March 2003. From July

1999 until August 2001, Ms. Kondracke was the Chief Executive Officer of Frontline Group, Inc., a corporate training company. Ms. Kondracke was a founder of CorporateFamily Solutions, Inc., and served as President, Chief Executive Officer and a director of CorporateFamily Solutions from February 1987 until the merger with Bright Horizons, Inc. in July 1998. Ms. Kondracke is a member of the Board of Trustees of Duke University and is a director of Saks Incorporated, an owner and operator of department stores, and LifePoint Hospitals, Inc., an operator of community hospitals. Ms. Kondracke serves on the compensation committees of both Saks and LifePoint.

CLASS II DIRECTORS
(Terms Expire in 2009)

E. Townes Duncan	Age 54
E. Townes Duncan has served as a director of the Company since its inception in 1998. Mr. Duncan has served as the President of Solidus Company, a private investment firm, since January 1997. From November 1993 to May 1997, Mr. Duncan served as Chairman of the Board and Chief Executive Officer of Comptronix Corporation, a provider of electronics contract manufacturing services. From May 1985 to November 1993, Mr. Duncan was a Vice President and principal of Massey Burch Investment Group, Inc., a venture capital corporation. Mr. Duncan is also a director of J. Alexander’s Corporation, an owner and operator of restaurants.

David Gergen	Age 65
David Gergen has served as director of the Company since May 2004. Mr. Gergen has served as editor-at-large at U.S. News & World Report since 1986. He is a professor of public service and the director of the Center for Public Leadership at the Harvard University John F. Kennedy School of Government. Mr. Gergen also regularly serves as an analyst and commentator on various news shows, and he is a frequent lecturer at venues around the world. Mr. Gergen is a member of the Board of Trustees of Duke University and City Year.

Gabrielle E. Greene	Age 47
Gabrielle E. Greene has served as a director of the Company since August 2006. Ms. Greene has served as a principal of Rustic Canyon/Fontis Partners, LP, a diversified investment fund, since its inception in October 2005. Ms. Greene was Chief Financial Officer of Gluecode Software, an open source application infrastructure company, from June 2004 to August 2006. From January 2001 to June 2004, Ms. Greene served as Chief Financial Officer of Villanueva Holdings Investments, a private holding company. Ms. Greene is also a director of Whole Foods Market, Inc., an owner and operator of natural and organic food supermarkets, and IndyMac Bank, F.S.B., the seventh-largest savings and loan in the United States.

Sara Lawrence-Lightfoot	Age 63
Dr. Sara Lawrence-Lightfoot has served as a director of the Company since its inception in 1998. Since 1971, Dr. Lawrence-Lightfoot has been a professor of education at Harvard University. She is also a director and Chairman of the Board of the John D. and Catherine T. MacArthur Foundation, and a Trustee of the Berklee College of Music. Dr. Lawrence-Lightfoot has received honorary degrees from sixteen universities and colleges including Bank Street College and Wheelock College, two of the nation’s foremost schools of early childhood education.

David H. Lissy	Age 42
This information is provided in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company”.

CLASS III DIRECTORS
(Terms Expire in 2010)

Fred K. Foulkes	Age 66
Professor Fred K. Foulkes has served as a director of the Company since its inception in 1998. Professor Foulkes has been a professor of organizational behavior and the Director of the Human Resources Policy Institute for Boston University School of Management since 1981, and has taught courses in human resource management and strategic management at Boston University since 1980. Professor Foulkes is a recipient of the Employment Management Association Award and the Fellow Award, the National Academy of Human Resources award of distinction for outstanding achievement in the human resource profession. Professor Foulkes is a director of Panera Bread Company, an owner and franchisor of bakeries and cafes, and Chair of the Panera Compensation Committee.

Linda A. Mason	Age 53
This information is provided in Part I, Item 1 of this Annual Report Form on 10-K under the caption “Executive Officers of the Company”.

Ian M. Rolland	Age 74
Ian M. Rolland has served as a director of the Company since September 1998. Mr. Rolland was Chairman and Chief Executive Officer of Lincoln National Corporation, a provider of life insurance and annuities, property-casualty insurance and related services through its subsidiary companies, from 1992 until July 1998. Mr. Rolland is a director and Chairman of the Board of NiSource, Inc., an energy and utility holding company.

Mary Ann Tocio	Age 59
This information is provided in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers of the Company”.

Audit Committee and Audit Committee Financial Expert
The Company’s separately designated standing Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, is responsible for making recommendations to the Board concerning our financial statements and the appointment of our independent auditor, reviewing significant audit and accounting policies and practices, meeting with our independent auditor concerning, among other things, the scope of audits and reports, and reviewing the performance of our overall accounting and financial controls. The members of the Audit Committee are Ian M. Rolland (chair), JoAnne Brandes, E. Townes Duncan and Gabrielle E. Greene. The Board has determined that each member of the Audit Committee is “independent” as that term is used in SEC rules promulgated under applicable Exchange Act and Financial Industry Regulatory Authority (“FINRA”) rules. The Board has also determined that each of Mr. Rolland, Mr. Duncan and Ms. Greene qualifies as an “Audit Committee Financial Expert” as defined by Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act.
Code of Ethics
The Company’s Board of Directors has adopted a Code of Conduct and Business Ethics applicable to the Company’s employees, officers (including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer), and members of the Board of Directors. The Code of Conduct and Business Ethics is publicly available on the Company’s website at www.brighthorizons.com. We will also provide a copy of this document, without charge, upon request made by writing to Mr. Stephen Dreier, Secretary, Bright Horizons Family Solutions, Inc., 200 Talcott Avenue South, Watertown, Massachusetts 02472 or by calling us at (617) 673-8000. If the Company makes any substantive amendments to the Code of Conduct and Business Ethics or grants any waiver, including any implicit waiver, from a provision of the Code of Conduct and Business Ethics to the Company’s officers, including the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, the Company will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance
The federal securities laws require our directors and executive officers, and persons who own more than 10% of our capital stock, to file initial reports of ownership and reports of changes in ownership of any of our securities with the SEC, the NASDAQ and the Company.
Based solely upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our directors and executive officers complied during 2007 with their reporting requirements.
ITEM 11. Executive Compensation
Compensation Discussion and Analysis
Summary
•	Our executive compensation program is designed to attract, retain and motivate high-quality leadership and to provide incentive and reward for contributions to the Company’s financial and operational performance by its leadership team.

•	The elements of our executive compensation program are base salary, annual non-equity incentive compensation (cash bonuses), long-term equity incentive compensation and other compensation (perks).

•	Our philosophical approach to executive compensation is to maintain a conservative level of base pay and cash incentive awards and other benefits, and to focus more emphasis upon longer-term equity incentive grants. We believe this approach helps to promote a longer-term view of our Company’s performance and is also more closely aligned with the interests of our shareholders.

•	In December 2007, Danroy T. Henry was elected Chief Human Resources Officer and became an executive officer of the Company. As such, the Compensation Committee’s reviews, evaluations, recommendations and decisions during 2007 did not include the compensation of the Chief Human Resources Officer until that time.

•	Based on our executive officers’ performance and the overall performance of the Company, for 2007 the Compensation Committee approved base salary increases for our executive officers ranging from 4% to 5.3% and awarded each executive officer their full targeted annual bonus. The Compensation Committee also awarded our Chief Executive Officer and President & Chief Operating Officer the full amount of their incremental bonus potential based on their performance, and awarded incremental bonuses to our Chief Financial Officer and our Chief Administrative Officer in recognition of high level of service during 2007.

•	The Compensation Committee also approved long-term cash incentive awards based on 2007 performance in lieu of annual long-term equity awards in light of the proposed Merger with Bain and specific provisions within the Merger Agreement impacting on our ability to issue equity grants.

•	Finally, the Compensation Committee approved annual salary increases for 2008 of 4% for all of our executive officers.
Objectives of Our Compensation Program
Our executive compensation program is designed to attract, retain and motivate high-quality leadership. Our compensation program is also designed to provide incentive and reward for contributions to the Company’s financial and operational performance, and to promote equity ownership among our executive officers in order to balance long-term organizational and stockholder interests and build stockholder value.
The Compensation Committee of our Board of Directors (the “Committee”) is responsible for establishing and reviewing the Company’s executive compensation and incentive policies and practices and determining the compensation levels for the executive officers. The Committee operates under a written charter, which is available on our website – www.brighthorizons.com - under “Corporate Information” in the Investor Relations section. No material revisions were made to the Committee’s charter during the last fiscal year.
In setting and reviewing compensation for the executive officers, the Committee considers several different factors designed to assure that compensation levels are properly aligned with the Company’s business strategy, corporate culture and operating performance. The major factors considered in developing our compensation program and making compensation decisions regarding our executive officers are:
•	Pay for Performance - The Committee believes that compensation should be in part directly linked to operating performance. To achieve this link with regard to short-term performance, the Committee has relied upon base salary adjustments, and upon cash incentive awards that have been determined on the basis of certain objective and subjective targets and goals for both Company and individual performance.

•	Equity Ownership - The Committee believes that an integral part of the executive compensation program at the Company is equity-based compensation plans which encourage and create ownership of the Company’s stock by its executives, thereby aligning more closely executives’ long-term interests with those of the stockholders. These long-term incentive programs are principally reflected in the Company’s stock-based incentive plans. The Committee believes that significant stock ownership is a major incentive in building stockholder value and reviews awards of equity-based incentives with that goal in mind.

•	Comparability - In order to maintain a competitive compensation package, the Committee considers the compensation packages of similarly situated executives at companies deemed to have similar operating or industry characteristics, including market capitalization, multi-site operations and/or retail and child care focus. At the time of the last comparison, this group of companies included Learning Care Group (formerly Childtime Learning Centers), KinderCare Learning Centers, Apollo Group, Career Education Corp., Education Management Corp., Corinthian Colleges, Laureate Education, Ceridian, Volume Services America, Pediatrix, Kforce, Cross Country Healthcare, BISYS, Comforce, Aeropostale and Yankee Candle. While the operating or industry characteristics of these companies provide meaningful comparisons for evaluating and comparing executive compensation, for the most part these companies are not considered to be peer companies within our industry. Therefore, this comparison group differs significantly from the peer group we use in our cumulative total stockholder return performance chart.

•	Qualitative Factors - In setting and reviewing executive compensation the Committee believes that, in addition to corporate performance and specific division performance, it is also appropriate to consider the personal contributions that a particular individual makes to the success of the corporate enterprise. Such qualitative factors as leadership skills, planning initiatives, development skills, public affairs and civic involvement have been deemed to be important qualitative factors to take into account in considering levels of compensation.
In connection with its work, the Committee has retained an independent compensation consulting firm, W.T. Haigh & Company, to assist in the evaluation of our practices and to provide advice in developing and implementing our executive compensation program.
What our Compensation Program is Designed to Reward
Our executive compensation program is designed to reward executive officers based upon the Company’s annual operating and financial performance and resulting longer-term increases in stockholder value. Our program is also designed to recognize and reward executive officers’ individual contributions to the Company’s overall performance. Our executive officers’ performance is evaluated based upon a series of goals and objectives set at the beginning of each year and formally evaluated after the end of each year. While the individual goals and objectives vary with the unique responsibilities of each executive officer, their goals and objectives are designed to provide an objective and subjective evaluation of the following leadership and business factors:
•	Financial objectives and results

•	Growth

•	Leadership skills and strategic vision

•	Strategic planning and execution

•	Customer satisfaction

•	Culture and employee satisfaction

•	Innovation and change

•	Succession planning

•	Communications

•	External relations, public affairs and civic involvement

•	Board relations/presentations

•	Ethics/values

Elements of Compensation and Our Review Process
Elements of Compensation:
In structuring our compensation program, the Committee evaluates internal equity considerations, competitive practices and benchmarking against a comparison group of companies deemed to have similar operating or industry characteristics, and the requirements of the appropriate regulatory bodies. In addition, the Committee seeks to balance short-term performance incentives, such as salary and cash incentive awards, and long-term incentives, such as equity-based grants that vest over time, in order to arrive at a total compensation program that promotes the attainment of annual operating and financial goals as well as long-term strategic performance. The elements of our compensation program are base salary, annual non-equity incentive compensation, long-term equity incentive compensation and other compensation.
Base Salary. Base salaries for our executive officers are determined by the scope of each officer’s responsibilities along with their respective experience and the contributions, taking into account the competitive market compensation paid by other comparable companies for similar positions.
It is our philosophy to maintain a conservative level of base compensation in comparison to our peer comparison group, with more emphasis placed on variable, performance based elements of compensation. Base salaries are reviewed periodically and adjusted relative to market levels and individual performance. For 2007, base salaries for our executive officers were adjusted by 4% in line with increases awarded for the Company’s employees as a whole, with the exception of the salary of our Chief Financial Officer which was adjusted by 5.3%. In addition, the annual salary for the Chair is prorated each year based upon her part-time schedule as deemed appropriate to each year by the Committee.
Annual Non-Equity Incentive. Our annual non-equity, cash incentive plan provides for a cash incentive award based upon the level of achievement of targeted corporate goals along with each executive officer’s individual performance. Cash incentive awards are designed to motivate our executive officers in meeting or exceeding annual performance targets. Cash incentive awards are based upon a targeted percentage of each officer’s base salary and are established for each officer based upon their scope of responsibilities and their potential contributions to the obtainment of the corporate goals. Targeted award levels take into account the conservative level of base salaries and are designed to provide our officers the opportunity to significantly supplement their base salaries based upon their individual and collective performance.
For 2007 both the Chief Executive Officer and the President & Chief Operating Officer were assigned targeted cash incentive awards of 80% of base salary with an additional 40% of base salary (or 120% of base salary in total) for significant out-performance of financial targets and expectations, and an additional +/-20% discretionary adjustment to the total cash incentive payment based upon a qualitative assessment of their performance by the Compensation Committee. For 2007 the targeted cash incentive awards as a percentage of base salary were set at 60% for the Chief Financial Officer and 35% for the Chief Administrative Officer. After a review and evaluation of the Company’s results for 2007, these four executive officers received their full base bonus for 2007. In addition, the Chief Executive officer and the President & Chief Operating Officer also received the full incremental 40% bonus, and the Chief Financial Officer and the Chief Administrative Officer received incremental bonuses of $40,000 and $20,000 respectively based on their level of service during 2007.
The annual cash incentive payment for the Chair is prorated each year along with her salary based upon her part-time schedule appropriate to each year; thus, no targeted percentage of base salary is assigned in advance. For 2007, the Chair was awarded a bonus of $36,000, 50% of her salary, based on a qualitative review of her service and performance during the year.
Long-Term Equity Incentive Program. The largest single component of our executive compensation program is the granting of long-term, equity-based incentives to executive officers. This long-term equity incentive component approximates one-half of our executives’ annual compensation in keeping with the stated philosophy of maintaining a conservative level of base pay and cash incentive awards and focusing more emphasis upon variable, performance based elements of compensation.
In 2005 the Committee adopted an annual equity compensation plan (the “equity plan”) for the Chief Executive Officer, the President & Chief Operating Officer, the Chief Financial Officer and the Chief Administrative Officer. This equity plan was developed with the assistance of our outside, independent executive compensation consulting firm to align more closely the executive officers’ interests with the Company’s long-term strategic and operational results and the creation of stockholder value. Under the equity plan, the executive officers are offered a choice of three equity alternatives:

(1)	non-qualified stock options granted with an exercise price equal to the market price of the underlying stock at the date of grant (“stock options”);

(2)	restricted stock granted with no purchase price (“restricted stock”); or

(3)	restricted stock with a purchase price equal to 50% of the market price of the underlying stock at the date of grant (“purchased restricted stock”).
Each of the three equity alternatives vests 100% at the end of a three-year term and the stock options expire at the end of seven years. There are no other future conditions or metrics associated with these long-term incentive grants outside of the required vesting periods. Each executive officer included in the plan may elect to choose one of the three equity alternatives or a combination of the equity alternatives by allocating a percentage among the three equity alternatives (up to 100%); provided, however, that no executive officer could allocate more than 50% of his or her award to restricted stock.
Under the equity plan, the Committee sets a targeted total dollar value for each executive officer’s long-term equity incentive based upon the officer’s overall performance for the previous year and expectations for future performance. Each share available under the three equity alternatives is assigned a weighted, risk-adjusted value and the Committee then sets a maximum number of shares available to each officer for each equity alternative designed to equal the targeted total dollar value for each officer. Within these guidelines, the officers then chose their own individual allocation within the maximum number of shares available under each alternative. By design, each executive officer’s selection will result in a total weighted average dollar value that equals the total weighted dollar value set by the committee for that executive officer. The “choice” aspect of the plan is designed to allow the Committee to set the targeted total dollar value for long-term equity incentive while allowing the officers to select the underlying equity components tailored to their individual financial and career-stage considerations.
In evaluating the equity plan awards for 2007 performance, the Committee considered the fact that the Company is currently restricted from granting equity awards by the previously disclosed Merger Agreement with affiliates of Bain. At a meeting in January 2008, in lieu of the annual equity plan awards normally granted under the choice plan, and because of the limitations placed on the Company in connection with the Merger, the Committee approved cash awards to certain of the Company’s executive officers in the amounts set forth below based on the Company’s 2007 operating and financial performance, along with each officer’s individual contributions:

Executive Officer	Amount

David H. Lissy	$589,000

Mary Ann Tocio	$589,000

Elizabeth J. Boland	$253,000

Stephen I. Dreier	$185,732

In keeping with the original intent of the equity plan, which is to foster a longer-term view and dedication to the company, these cash awards will not vest and become payable for a period of three years. The Committee further decided to make these awards contingent upon the closing of the Merger, or a merger with any other successful party during the “go-shop” period contemplated by the Merger Agreement. In the event that a merger transaction is not completed, the Committee will take the appropriate action to review the long term incentive awards to executives otherwise contemplated by the existing equity choice plan and this cash award in lieu of equity for the 2008 annual equity awards to executives.
Other Compensation. In keeping with our pay-for-performance philosophy, we provide modest benefits and perquisites for our executive officers. Most of these benefits and perquisites, such as our 401(k) match and basic medical/disability/life insurance coverage, are available to all employees. In addition, our Chief Executive Officer and President & Chief Operating Officer are granted a car allowance each year, while all executive officers, with the exception of the Chief Human Resources Officer, have supplemental disability insurance and, with the exception of the Chair, also have change in control and non-compete agreements with the Company. We believe that change of control arrangements provide an executive security that will likely reduce the reluctance of an executive to pursue a change in control transaction that could be in the best interests of our stockholders. We also believe that reasonable severance and change in control benefits are necessary in order to attract and retain executive officers. However, when assessing annual compensation the Committee typically does not consider the value of potential severance and change in control payments as these payouts are contingent and have primary purposes unrelated to ordinary compensation matters.

Stock Ownership Guidelines. It is expected that certain executive officers will acquire and maintain a significant ownership in the Company’s stock, as measured by the market value of shares owned by them. We have adopted guidelines that outline the minimum expected stock ownership by the following executive officers:

Position	Multiple of Base Salary

Chief Executive Officer	3x

President & Chief Operating Officer	3x

Chief Financial Officer	2x

Chief Administrative Officer	2x

Each of the above officers currently owns shares valued in excess of the minimum ownership guidelines. For new executives hired into any of these positions, these guidelines are expected to be met by the end of their third year of employment with the Company.
Our Performance Review and Evaluation Process:
Determination and Timing of Awards. The cash incentive and equity incentive award components of the Company’s compensation plan are determined during the first quarter of each fiscal year. This timing allows the Committee and the Board to fully review and assess the previous calendar year’s performance of the executive team and to set targets and goals for the coming year. The exercise price of option awards and the purchase price of purchased stock awards are set by policy of the Committee as the closing price on the grant date of the award. The grant dates of awards are determined by the Committee and are set at either the date of the Committee meeting, or a future date depending on the amount of time the Committee believes is reasonable to allow the executive officers to elect their allocation decisions under the Company’s equity choice plan as previously discussed.
The granting of equity incentive awards are coordinated with the Company’s release of quarterly and annual financial results, and grant dates are set to allow for the release of material information prior to the grant dates of these option and stock awards. In 2007, the release date of the Company’s fourth quarter and full year financial results was February 15, 2007, and the grant date of the option and stock awards for the executive officers was February 20, 2007.
The size of equity awards granted to executive officers is not impacted by the timing of the grants. Rather, the Committee’s determination of the risk-adjusted value of each equity alternative and the maximum amount of each equity alternative available is based upon the previous year’s average share price and is made prior to the grant date of the options and stock awards.
Performance Review and Evaluation.
Chief Executive Officer and President & Chief Operating Officer: The Committee uses a multi-step process to formally review the performance of the Chief Executive Officer and the President & Chief Operating Officer. The first step in the process is a self-assessment completed by the officers and distributed to all directors, including the Chair and Vice Chair. The directors then undertake a review and evaluation of the officers and provide their assessment and feedback to the Compensation Committee. This written review and evaluation is based upon the leadership and business factors outlined previously and allows for both objective and subjective review and performance evaluation. Based upon these evaluations, the Committee then reviews and evaluates the performance of the officers, both with and without the officers present, and makes adjustments to base pay as deemed necessary and earned, and also decides the level of performance or out-performance for the officers and the corresponding level of cash incentive award earned and the dollar value of long-term equity incentive compensation.
Chair: The Committee reviews and evaluates the performance of the Chair. Based upon the outcome of this review and evaluation, the Committee makes adjustments to her base pay as deemed necessary and earned, and also decides the level of performance or out-performance and the corresponding level of cash incentive award earned and amount and form of long-term incentive compensation. Other than the cash award made for 2007 in light of the previously discussed proposed Merger, since 2005 the Chair’s long-term equity incentive compensation has been granted in the form of stock options.
Chief Financial Officer and Chief Administrative Officer: The Committee reviews and evaluates the performance of the Chief Financial Officer and the Chief Administrative Officer, and approves adjustments to their base pay as deemed necessary and earned. The Committee also approves the level of performance or out-performance for the officers and their corresponding level of cash incentive award earned and the weighted dollar value of their long-term incentive compensation. In exercising its authority, the Committee consults with the Chief Executive Officer.
Actions Taken in the First Quarter of 2008
Salaries: On January 24, 2008, after consideration of presentations and recommendations of management and independent compensation consultants, and such other matters and information as deemed appropriate, the Committee set the following salaries for 2008 for the following executive officers set forth in the table below, each representing a 4% increase over 2007 base compensation levels:

Executive Officer	Title	2008 Salary

David H. Lissy	Chief Executive Officer	$322,400

Mary Ann Tocio	President & Chief Operating Officer	$322,400

Elizabeth J. Boland	Chief Financial Officer	$239,200

Stephen I. Dreier	Chief Administrative Officer	$214,656

Linda A. Mason (1)	Chair	$74,880

(1)	Represents Ms. Mason’s estimated prorated annual salary based upon her expected part-time schedule for 2008.
Danroy T. Henry was appointed to his current position as Chief Human Resources Officer in December 2007, and his annual salary was set at $215,000 in connection with this promotion. The Compensation Committee took no action to modify this salary at the January 24, 2008 meeting.
Cash Incentive Plan. The Committee adopted a cash incentive plan for the following named executive officers for 2008 similar to the 2007 cash incentive plan. Pursuant to the cash incentive plan, each named executive officer is eligible for an annual target cash bonus award equal to the percentage of annual salary set forth in the table below (the “Base Bonus”). In addition to the Base Bonus, the Chief Executive Officer and President & Chief Operating Officer are eligible to receive up to 150% of the Base Bonus for significant overachievement of performance expectations (the “Incremental Bonus”), providing the Chief Executive Officer and President & Chief Operating Officer with a maximum bonus potential of up to 120% of their annual salary, with an additional +/-20% discretionary adjustment to the total cash incentive payment based upon a qualitative assessment of their performance by the Compensation Committee.

		Incremental
		Bonus
	Base Bonus	(% of 2008	Qualitative Bonus
Executive Officer	(% of 2008 Salary)	Salary)	(% of Total Bonus)

David H. Lissy	80%	40%	+/- 20%

Mary Ann Tocio	80%	40%	+/- 20%

Elizabeth J. Boland	60%	Discretionary	N/A

Stephen I. Dreier	35%	Discretionary	N/A

Danroy T. Henry	35%	Discretionary	N/A

Impact of Accounting and Tax Treatment
Section 162(m) of the Internal Revenue Code of 1986, enacted as part of the Omnibus Budget Reconciliation Act in 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the Company’s Chief Executive Officer and four other most highly compensated executive officers. Compensation paid to these officers in excess of $1,000,000 that is not performance-based cannot be claimed by the Company as a tax deduction. The Compensation Committee believes it is appropriate to take into account the $1,000,000 limit on the deductibility of executive compensation and to seek to qualify executive compensation awards as performance-based compensation excluded from the $1,000,000 limit. Stock options and certain other equity-based incentives granted under the Company’s stock incentive plans qualify as performance-based compensation. None of the executive officers received compensation in 2007 that would exceed the $1,000,000 limit on deductibility. The Committee has not determined whether it will approve any compensation arrangements that will cause the $1,000,000 limit to be exceeded in the future.
Compensation Committee Interlocks and Insider Participation
During fiscal 2007, the Compensation Committee of the Board of Directors was composed of Fred K. Foulkes (Chair), Joshua Bekenstein and E. Townes Duncan. None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among our executive officers, members of the Compensation Committee or entities whose executives serve on the Board or the Compensation Committee that require disclosure under applicable SEC regulations.

As previously discussed, in light of the previously announced Merger Agreement between the Company and affiliates of Bain, Joshua Bekenstein was recused from all discussions regarding the review and evaluation of our executive officers’ 2007 compensation and the resulting compensation decisions made by the Committee.
Compensation Committee Report
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.
In recognition of the previously announced Merger Agreement between Bright Horizons and affiliates of Bain, Joshua Bekenstein, a member of the Compensation Committee, was recused from all discussions regarding the review and evaluation of our executive officers’ 2007 compensation and the resulting compensation decisions made by the Committee.
Fred K. Foulkes, Chair
Joshua Bekenstein
E. Townes Duncan

2007 Summary Compensation Table
The following table sets forth information concerning total compensation paid or earned by our named executive officers. Based on the dollar amount recognized for financial statement reporting purposes for equity incentives for the fiscal year ended December 31, 2007, “Salary” accounted for approximately 24% of the total compensation of the Named Executive Officers, “Non-Equity Incentive Compensation” accounted for approximately 23% of the total compensation of the Named Executive Officers, “Equity Incentive Compensation” accounted for approximately 52% of the total compensation of the Named Executive Officers and “All Other Compensation” accounted for approximately 1% of the total compensation of the Named Executive Officers.

							Change in
							Pension Value
							and Non-
						Non-Equity	Qualified
				Stock	Option	Incentive Plan	Deferred	All Other
				Awards	Awards	Compensation	Compensation	Compensation
		Salary ($)	Bonus	($)	($)	($)	Earnings	($)	Total
Name and Principal Position	Year	(1)	($)	(2)	(2)	(3)	($)	(4)	($)
David H. Lissy	2007	$310,000	—	$243,944	$619,457	$372,000	—	$13,388	$1,558,789
Chief Executive Officer	2006	$298,000	—	$204,661	$495,157	$400,000	—	$13,262	$1,411,080

Mary Ann Tocio	2007	$310,000	—	$332,749	$419,708	$372,000	—	$15,955	$1,450,412
President and Chief Operating Officer	2006	$298,000	—	$210,422	$388,972	$400,000	—	$15,760	$1,313,154

Elizabeth J. Boland	2007	$230,000	—	$227,593	$171,919	$178,000	—	$5,335	$812,847
Chief Financial Officer and Treasurer	2006	$218,400	—	$120,763	$169,158	$120,000	—	$3,736	$632,057

Stephen I. Dreier	2007	$206,400	—	$161,583	$95,915	$92,225	—	$10,084	$566,207
Chief Administrative Officer and Secretary	2006	$198,432	—	$112,452	$68,506	$70,000	—	$7,750	$457,140

Danroy T. Henry	2007	$204,000		$17,461	$52,547	$63,815	—	—	$337,823
Chief Human Resources Officer

Linda A. Mason (5)	2007	$72,000	—	$8,496	$114,179	$36,000	—	$1,853	$232,528
Chair of the Board	2006	$69,500	—	$14,789	$73,193	$36,000	—	$2,928	$196,410

(1)	Salaries include amounts deferred by the named employee under our 401(k) plan.

(2)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 and 2006 in accordance with Statement of Financial Accounting Standards (“SFAS”) 123R and according include the expense of awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in Note 11. “Stockholders’ Equity and Stock-Based Compensation” to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	Reflects the cash amount paid to the named employee under our annual cash incentive plan as outlined in the Elements of Compensation section of the Compensation Discussion and Analysis.

(4)	Amounts shown include: a) matching contributions made to the 401(K) plan on behalf of the employee; b) a car allowance payment made to Mr. Lissy and Ms. Tocio; c) supplemental disability insurance premiums, d) the portion of health insurance premiums typically paid by an employee but which is paid by us on behalf of Mr. Dreier. The details of the payments are as follows:

				Supple.
		401(k)	Car	Disability	Health
Name	Year	Match	Allowance	Ins.	Ins.	Total
David H. Lissy	2007	3,875	7,200	2,313	—	13,388
	2006	3,750	7,200	2,312	—	13,262

Mary Ann Tocio	2007	4,601	7,200	4,154	—	15,955
	2006	4,406	7,200	4,154	—	15,760

Elizabeth J. Boland	2007	3,875	—	1,460	—	5,335
	2006	2,276	—	1,460	—	3,736

Stephen I. Dreier	2007	2,679	—	1,584	5,821	10,084
	2006	3,270	—	1,584	2,896	7,750

Danroy T. Henry	2007	—	—	—	—	—

Linda A. Mason	2007	1,853	—	—	—	1,853
	2006	2,928	—	—	—	2,928

(5)	Although Ms. Mason is not a “named executive officer” as defined in Item 402(a)(3) of Regulation S-K and is a director of the Company, she receives compensation solely in her capacity as an executive officer rather than as a director. As such, the Company believes that the presentation of Ms. Mason’s compensation is more appropriately presented and readily understood along with that of the other executive officers rather than that of the non-executive members of the board of directors under “Director Compensation”.

2007 Grants of Plan-Based Awards
The following table sets forth information regarding grants of plan-based awards in 2007.

									All Other	All Other
									Stock	Option		Grant Date
									Awards:	Awards:	Exercise or	Fair Value
									Number of	Number of	Base Price	of Stock and
			Estimated Possible Payouts Under			Estimated Possible Payouts Under			Shares of	Securities	of Option	Option
			Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock or	Underlying	Awards	Awards
		Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	($/Sh)	($)
Name	Grant Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	(1)	(2)
David H. Lissy	02/20/07	02/06/07	—	—	—	—	—	—	4,440			$185,947
	02/20/07	02/06/07	—	—	—	—	—	—		28,800	$41.88	$515,246
	N/A		—	$248,000	$446,400	—	—	—

Mary Ann Tocio	02/20/07	02/06/07	—	—	—	—	—	—	16,675 (3)			$465,392
	02/20/07	02/06/07	—	—	—	—	—	—		12,000	$41.88	$214,686
	N/A		—	$248,000	$446,400	—	—	—

Elizabeth J. Boland	02/20/07	02/06/07	—	—	—	—	—	—	18,900 (3)			$395,766
	02/20/07	02/06/07	—	—	—	—	—	—		—	$41.88	—
	N/A		—	$138,000	$138,000	—	—	—

Stephen I. Dreier	02/20/07	02/06/07	—	—	—	—	—	—	8,050 (3)			$175,896
	02/20/07	02/06/07	—	—	—	—	—	—		5,285	$41.88	$94,551
	N/A		—	$72,240	$72,240	—	—	—

Danroy T. Henry	02/20/07	02/06/07	—	—	—	—	—	—	800			$33,504
	02/20/07	02/06/07	—	—	—	—	—	—		3,400	$41.88	$60,828
	N/A			$63,815

Linda A. Mason	02/20/07	02/06/07	—	—	—	—	—	—	—	8,000	$39.44	$134,785

(1)	Equals the closing stock price on the grant date.

(2)	Amounts shown reflect the total dollar value of the equity grant as valued under SFAS 123R. Assumptions used in the calculation of these amounts are included in Note 11, “Stockholders’ Equity and Stock-Based Compensation”, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	Ms. Tocio, Ms. Boland and Mr. Dreier elected to purchase restricted stock with a cost of 50% of the grant date closing price of $41.88; as such, each restricted share was purchased at a cost to them of $20.94 per share, or a total of $232,958 for Ms. Tocio, $395,766 for Ms. Boland and $161,238 for Mr. Dreier.

Outstanding Equity Awards at Fiscal Year End 2007
The following table sets forth information regarding outstanding equity awards at fiscal year end 2007.

	Option Awards						Stock Awards
										Equity Incentive
									Equity Incentive	Plan Awards:
									Plan Awards:	Market or Payout
									Number of	Value of
	Number of Securities	Number of Securities	Equity Incentive Plan				Number of Shares	Market Value of	Unearned Shares,	Unearned Shares,
	Underlying Unexercised	Underlying Unexercised	Awards: Number of				or Units of Stock	Shares or units of	Units or Other	Units or Other
	Options	Options	Securities Underlying	Option			that Have Not	Stock That Have	Rights That Have	Rights That Have
	(#)	(#)	Unexercised Unearned	Exercise Price	Option Expiration		Vested	Not Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	Options (#)	($)	Date		(#)	($)	(#)	($)
David H. Lissy	1,632	—	—	$13.82	05/22/2011	(2)	34,220	$1,181,959	—	—
	43,050	16,000	—	$12.03	12/13/2011	(2)
	40,910	—	—	$14.30	02/14/2012	(2)
	12,000	6,000	—	$13.30	03/06/2013	(3)
	—	43,030	—	$34.44	02/28/2012	(3)
	—	34,510	—	$36.63	02/15/2013	(3)
	—	28,800	—	$41.88	02/19/2014	(3)

Mary Ann Tocio	3,200	—	—	$7.41	11/16/2009	(2)	39,415	$1,361,394	—	—
	3,200	—	—	$8.63	03/07/2010	(2)
	17,886	—	—	$8.31	06/01/2010	(2)
	1,600	—	—	$11.46	04/16/2011	(2)
	1,600	—	—	$13.82	05/22/2011	(2)
	48,877	16,000	—	$12.03	12/13/2011	(2)
	48,000	—	—	$14.30	02/14/2012	(2)
	24,000	6,000	—	$13.30	03/06/2013	(2)
	—	33,100	—	$34.44	02/28/2012	(3)
	—	24,650	—	$36.63	02/15/2013	(3)
	—	12,000	—	$41.88	02/19/2014	(3)

Elizabeth J. Boland	4,400	—	—	$14.30	02/14/2012	(2)	38,800	$1,340,152	—	—
	10,612	3,200	—	$13.30	03/06/2013	(2)
	—	14,000	—	$34.44	02/28/2012	(3)
	—	15,225	—	$36.63	02/15/2013	(3)

Stephen I. Dreier	8,000	—	—	$7.41	11/16/2009	(2)	24,750	$854,865	—	—
	8,000	—	—	$8.63	03/07/2010	(2)
	5,836	—	—	$11.46	04/16/2011	(2)
	6,400	—	—	$14.30	02/14/2012	(2)
	6,400	1,600	—	$13.30	03/06/2013	(2)
	—	4,000	—	$34.44	02/28/2012	(3)
	—	7,550	—	$36.63	02/15/2013	(3)
	—	5,285	—	$41.88	02/19/2014	(3)

Danroy T. Henry	6,000		—	$32.57	02/15/2012	(4)	2,400	$82,896	—	—
		3,400	—	$41.88	02/19/2014	(3)

Linda A. Mason	—	1,600	—	$13.30	03/06/2013	(2)	1,600	$55,264	—	—
	—	4,000	—	$38.00	10/12/2012	(2)
	—	8,000	—	$36.63	02/16/2013	(3)
	—	8,000	—	$39.44	02/05/2014	(3)

1)	Restricted shares granted prior to 1/1/05 vest in five equal installments beginning on the first anniversary of the grant date. Restricted shares granted since 1/1/05 vest 100% on the third anniversary of the grant.

2)	Options granted prior to 1/1/05 vest in five equal installments beginning on the first anniversary of the grant date and expire at the end of 10 years.

3)	Options granted since 1/1/05 vest 100% on the third anniversary of the grant date and expire at the end of seven years.

4)	Options granted on 2/15/05 vested on 6/30/05 and expire at the end of seven years.

2007 Option Exercises and Stock Vested
The following table sets forth information regarding options exercised and stock that vested during 2007.

	Option Awards		Stock Awards
	Number of	Value	Number of
	Shares	Realized on	Shares	Value Realized
	Acquired on	Exercise	Acquired on	on Vesting
	Exercise	($)	Vesting	($)
Name	(#)	(1)	(#)	(2)
David H. Lissy	—	—	2,400	$92,496

Mary Ann Tocio	95,000	$2,694,047	2,400	$92,496

Elizabeth J. Boland	—	—	1,200	$46,248

Stephen I. Dreier	—	—	800	$30,832

Danroy T. Henry	—	—	8,000	$302,880

Linda A. Mason	—	—	800	$30,832

(1)	Represents the difference between the exercise price of the options and the fair market value of the common stock at the time of exercise.

(2)	Represents the difference between the purchase price paid by the executive (if any) for the vesting shares and the fair market value of those shares at the time of vesting.
Pension Benefits
None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans or any other plan sponsored by us requiring disclosure in the pension benefits table under SEC regulations; however, all executive officers are eligible to participate in our 401(k) plan.
Non-Qualified Deferred Compensation
None of our named executive officers participates in or has account balances in non-qualified defined contribution or other non-qualified deferred compensation plans sponsored by us.
Potential Payments Upon Termination or Change of Control
As described below, we have severance agreements with our Chief Executive Officer, President & Chief Operating Officer, Chief Financial Officer, Chief Administrative Officer and Chief Human Resources Officer that provide them with severance benefits in certain circumstances following a Change of Control (as defined below), and in the case of the severance agreements with our Chief Executive Officer and President & Chief Operating Officer provide them with severance benefits in certain circumstances absent a Change of Control. These severance benefits will be provided by the Company. Additionally, the severance agreements also contain obligations on behalf of the executives applicable to the receipt of payments and benefits. We have no severance agreement with our Chair.
Change of Control. The severance agreements provide the following payments and benefits if employment is terminated within twenty-four (24) months following a Change of Control: (1) for any reason other than for Cause (as defined in the severance agreements) or death or disability or (2) if they terminate their own employment for Good Reason (as defined in the severance agreements):
•	Accrued and unpaid base salary as of the date of termination plus a prorated portion of any bonus payable for the fiscal year in which the termination occurs;

•	For a period of twenty-four months or until the employee secures other employment (whichever is less), severance paid on a monthly or biweekly basis equal to the average of the employee’s total salary and cash bonus for the employee’s last two years of employment with us, except that our agreement with our Chief Human Resources Officer provides for twelve months of payments or until the employee secures other employment (whichever is less) based on the last fiscal year’s total cash salary and cash bonus;

•	For a period of twenty-four months or until the employee becomes eligible for participation in a group health plan of another employer (whichever is less), payment by us of the employee’s and the employee’s dependents’ premiums for continuation of health insurance coverage or participation in a substantially similar health plan, except that our agreement with our Chief Human Resources Officer provides for these premium payments for a period of twelve months or until the employee becomes eligible for participation in a group health plan of another employer (whichever is less); and

•	Automatic vesting of the employee’s equity awards immediately prior to the Change of Control, notwithstanding any provision of our stock incentive plans or any option agreement, except that our agreement with our Chief Human Resources Officer does not provide for the automatic vesting of equity awards prior to a Change of Control.
A “Change of Control” will be deemed to have occurred if:
•	Any person becomes the beneficial owner of 50% of the voting power of our outstanding securities;

•	We are a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, pursuant to which the Board members in office prior to the transaction constitute less than a majority of the Board thereafter; or

•	Certain changes to the composition of the Board occur, as more particularly described in the severance agreements.
No Change of Control. Our Chief Executive Officer’s and President’s & Chief Operating Officer’s severance agreements also provide that they will receive the same benefits set forth above (except that equity awards will not automatically vest) for a period of one year: (1) if they are terminated without Cause, or (2) if they terminate their employment for Good Reason, in both cases without a Change of Control of the Company.
The following table calculates the payments and benefits to each officer assuming that a triggering event occurred on December 31, 2007. All calculations involving stock price assume the closing price of the Company’s stock on December 31, 2007.
Executive Obligations. The severance agreements prohibit each executive from competing against us during the period in which the executive is receiving severance benefits. The severance agreements also prohibit each executive from divulging or using any of our trade secrets or other confidential information regardless of the reason for termination and regardless of whether the executive is receiving any severance benefits.

			Accelerated			Accelerated
			Vesting of			Vesting of
	Salary and	Medical	Equity	Salary and	Medical	Equity
	Bonus	Benefits	Awards	Bonus	Benefits	Awards
	Continuation	Continuation	($)	Continuation	Continuation	($)
Name	($)	($)	(1)	($)	($)	(1)
David H. Lissy	$1,380,000	$17,388	$1,673,892	$665,875	$8,694	—

Mary Ann Tocio	$1,380,000	$17,388	$1,619,377	$665,875	$8,694	—

Elizabeth J. Boland	$746,400	$14,243	$707,274	—	—	—

Stephen I. Dreier	$567,057	$25,885	$501,660	—	—	—

Danroy T. Henry	$267,815	$8,694	—	—	—	—

(1)	Calculated by multiplying the number of unvested stock option equity awards by the difference between the grant price and the closing price of our common stock on 12/31/07, and the number of all unvested restricted stock awards by the closing price on 12/31/07.

Director Compensation
The Board of Directors based upon the recommendations of the Compensation Committee sets non-employee director compensation.
Initial Equity Award. Each non-employee director receives an initial award of 5,000 stock options granted as of the date of the first Board meeting they attend following their election to the Board.
Annual Retainer and Equity Awards. Each non-employee director receives an Annual Board Retainer of $10,000, 50% of which is payable in cash at the quarterly rate of $1,250, and 50% of which is payable in the form of an annual grant of restricted share units as of each annual stockholder meeting date. The number of restricted share units granted to each director is determined by dividing $5,000 by the fair market value of the Company’s common stock on the trading date immediately preceding the date of the award. The units vest immediately, but are restricted as to conversion into shares of the Company’s common stock until such time as the non-employee director completes his or her service on the Board.
In addition, non-employee directors receive a grant of 2,000 options as of the date of each annual meeting, provided that a director has attended at least 75% of the Board and committee meetings in the previous year that he or she was required to attend. These options vest 100% at the end of a three-year period and expire at the end of seven years.
Meeting and Other Fees. Each non-employee director receives $2,500 for each regularly scheduled Board meeting attended in person or $1,000 for each regularly scheduled Board meeting attended by conference call, and $500 for each specially scheduled meeting attended in person or by conference call.
Each member of the Compensation Committee also receives $1,000 for each committee meeting attended in person or $500 for each committee meeting attended by conference call. Additionally, the chair of the Compensation Committee receives an annual retainer of $5,000.
Each member of the Audit Committee also receives $1,500 for each committee meeting attended in person or $750 for each committee meeting attended by conference call. Additionally, the chair of the Audit Committee receives an annual retainer of $10,000.
Each member of the Nominating and Governance Committee also receives $1,000 for each committee meeting attended in person or $500 for each committee meeting attended by conference call. Additionally, the chair of the Nominating and Governance Committee receives an annual retainer of $2,500.
In addition to the above compensation and in recognition of the additional services provided and contributions made by the members of the Special Committee of the Board of Directors during 2007 and into 2008 in conjunction with the previously announced strategic review and Merger Agreement with affiliates of Bain, the following one-time payments were approved by the Compensation Committee and will be paid in 2008:

Marguerite Kondracke, Chair of the Special Committee	$125,000
E. Townes Duncan, Special Committee Member	$100,000
Ian Rolland, Special Committee Member	$100,000
Stock Ownership Guidelines. We believe that equity ownership by directors is an important component in aligning director interests with those of our stockholders and other stakeholders. The Board set a formal policy in 2005 that within 5 years of joining the Board of Directors of the Company, or by the date of the 2010 annual meeting for then current non-employee directors, each non-employee director is required to own Company stock valued at the equivalent of 5 times the annual retainer which, under the current compensation program, equates to $50,000.

2007 Director Summary Compensation Table
The following table sets forth information concerning total compensation paid or earned by our non-executive directors:

						Change in Pension
						Value and Non-
		Fees Earned				Qualified Deferred
		or Paid in	Stock Awards	Option Awards	Non-Equity Incentive	Compensation
		Cash	($)	($)	Plan Compensation	Earnings	All Other Compensation	Total
Name	Year	($)	(1)(2)(3)	(1)(2)(3)	($)	($)	($)	($)
Joshua Bekenstein	2007	$17,500	$5,029	$31,237	—	—	—	$53,766
	2006	$18,500	$5,004	$23,479				$46,983
JoAnne Brandes	2007	$26,250	$5,029	$31,237	—	—	—	$62,516
	2006	$24,500	$5,004	$23,479	—	—	—	$52,983
Roger H. Brown	2007	$15,500	$5,029	$38,096	—	—	—	$58,625
	2006	$15,500	$5,004	$40,136	—	—	—	$60,640
E. Townes Duncan	2007	$26,000	$5,029	$31,237	—	—	—	$62,266
	2006	$29,500	$5,004	$23,479	—	—	—	$57,983
Fred K. Foulkes	2007	$24,000	$5,029	$31,237	—	—	—	$60,266
	2006	$27,500	$5,004	$23,479	—	—	—	$55,983
David Gergen	2007	$13,000	$5,029	$35,422	—	—	—	$53,451
	2006	$13,000	$5,004	$39,371	—	—	—	$57,375
Gabrielle E. Greene	2007	$26,750	$5,029	$39,028	—	—	—	$70,807
	2006	$12,000	$5,004	$7,236	—	—	—	$24,240
Marguerite W. Kondracke	2007	$14,000	$5,029	$30,196	—	—	—	$49,225
	2006	$18,000	$5,004	$18,561	—	—	—	$41,565
Sara Lawrence-Lightfoot	2007	$19,000	$5,029	$31,237	—	—	—	$55,266
	2006	$21,000	$5,004	$23,479	—	—	—	$49,483
Ian M. Rolland	2007	$34,250	$5,029	$31,237	—	—	—	$70,516
	2006	$37,500	$5,004	$23,479	—	—	—	$65,983

(1)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 and 2006 in accordance with Statement of Financial Accounting Standards (“SFAS”) 123R and accordingly include the expense of awards granted in and prior to 2007 and 2006. Assumptions used in the calculation of these amounts are included in Note 11, “Stockholders’ Equity and Stock-Based Compensation”, of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2) The details and fair values of all 2007 equity grants to directors are as follows:

				Options
				Awards:
				Number of		Grant Date
				Securities	Exercise or	Fair Value of
			Stock Awards: Number of	Underlying	Base Price of	Stock and
			Shares of Stock or Units	Options	Equity Awards	Option
Name	Grant Date	Approval Date	(#)	(#)	($/SH)	Awards
Joshua Bekenstein	05/08/07	05/08/07	132	—	—	$5,029
	05/08/07	05/08/07		2,000	$38.10	$31,572
JoAnne Brandes	05/08/07	05/08/07	132	—	—	$5,029
	05/08/07	05/08/07		2,000	$38.10	$31,572
Roger H. Brown	05/08/07	05/08/07	132	—	—	$5,029
	05/08/07	05/08/07		2,000	$38.10	$31,572
E. Townes Duncan	05/08/07	05/08/07	132	—	—	$5,029
	05/08/07	05/08/07		2,000	$38.10	$31,572
Fred K. Foulkes	05/08/07	05/08/07	132	—	—	$5,029
	05/08/07	05/08/07		2,000	$38.10	$31,572
David Gergen	05/08/07	05/08/07	132	—	—	$5,029
	05/08/07	05/08/07		2,000	$38.10	$31,572
Gabrielle E. Greene	05/08/07	05/08/07	132	—	—	$5,029
	05/08/07	05/08/07		2,000	$38.10	$31,572
Marguerite W. Kondracke	05/08/07	05/08/07	132	—	—	$5,029
	05/08/07	05/08/07		2,000	$38.10	$31,572
Sara Lawrence-Lightfoot	05/08/07	05/08/07	132	—	—	$5,029
	05/08/07	05/08/07		2,000	$38.10	$31,572
Ian M. Rolland	05/08/07	05/08/07	132	—	—	$5,029
	05/08/07	05/08/07		2,000	$38.10	$31,572

(a)	Under our Director compensation program, each director received 132 restricted share units and 2,000 options to purchase our common stock, both granted on the 05/08/07 date of the 2007 annual meeting.
(3) The aggregate number of stock and option awards outstanding as of December 31, 2007 for each director is as follows:

	Option Awards	Stock Awards
Name	Outstanding	Outstanding
Joshua Bekenstein	28,000	275
JoAnne Brandes	24,000	275
Roger H. Brown	45,480	275
E. Townes Duncan	8,492	275
Fred K. Foulkes	28,000	275
David Gergen	16,000	275
Gabrielle E. Greene	7,000	132
Marguerite W. Kondracke	6,000	275
Sara Lawrence-Lightfoot	23,000	275
Ian M. Rolland	28,000	275

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
STOCK OWNERSHIP
The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) by those stockholders who beneficially own more than 5% of our common stock, and by our directors, our executive officers named in the Summary Compensation Table, and our directors and executive officers as a group. Except as otherwise indicated, all information is as of January 31, 2008 and, as of that date and based on a review of common stock ownership and public filings, no stockholders were beneficial owners of more than 5% of our common stock.
The percentages of shares outstanding provided in the tables are based on 26,880,756 voting shares outstanding as of January 31, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated, each person or entity named in the table has sole voting and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of stock listed as owned by that person. The number of shares shown does not include the interest of certain persons in shares held by family members in their own right. Shares issuable upon the exercise of options that are exercisable within 60 days of January 31, 2008 are considered outstanding for the purpose of calculating the percentage of outstanding shares of Bright Horizons Common Stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares held by any other individual.

	Aggregate
	Number of
	Outstanding
	Shares				Options			Total	Percent of
	Beneficially	Restricted	Total	Options	Exercisable	Total		Shares, RSUs	Shares
	Owned	Shares	Shares	Exercisable	Within	Options		& Options	Outstanding
Name	(1)	(1)	(1)	Immediately	60 Days (3)	(3)	RSUs(2)	(1)(2)(3)	(4)

David H. Lissy	84,742	31,820	116,562	119,592	43,030	162,622	—	279,184	1.04%
Mary Ann Tocio	35,030	37,015	72,045	170,363	33,100	203,463	—	275,508	1.03%
Roger H. Brown	95,338	800	96,138	41,080	—	41,080	275	137,493	*
Linda A. Mason	95,338	800	96,138	41,080	—	41,080	275	137,493	*
Elizabeth J. Boland	23,336	37,600	60,936	18,212	14,000	32,212	—	93,148	*
Stephen I. Dreier	27,435	23,950	51,385	36,236	4,000	40,236	—	91,621	*
Joshua Bekenstein	20,812	—	20,812	22,000	—	22,000	275	43,087	*
Fred K. Foulkes	18,402	—	18,402	22,000	—	22,000	275	40,677	*
Marguerite Kondracke	32,000	—	32,000	—	—	—	275	32,275	*
Ian M. Rolland	2,000	—	2,000	22,000	—	22,000	275	24,275	*
JoAnne Brandes	1,800	—	1,800	18,000	—	18,000	275	20,075	*
Sara Lawrence-Lightfoot	1,580	—	1,580	17,000	—	17,000	275	18,855	*
David Gergen	250	—	250	10,000	—	10,000	275	10,525	*
E. Townes Duncan	5,520	—	5,520	2,667	—	2,667	275	8,462	*
Danroy T. Henry	—	2,400	2,400	6,000	—	6,000	—	8,400	*
Gabrielle Greene	—	—	—	—	—	—	132	132	—

Directors and officers as a group (16 people)	348,245	133,585	481,830	505,150	94,130	599,280	2,607	1,083,717	4.03%

*	Less than one percent.

(1)	The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. Certain of our directors and executive officers disclaim beneficial ownership of some of the shares included in the table, as follows:
•	Mr. Brown – 29,554 shares held by Mr. Brown and Linda A. Mason, his wife, as co-trustees of the Roger H. Brown, Jr. Revocable Trust, and 66,584 shares held by Ms. Mason and Mr. Brown as co-trustees of the Linda A. Mason Revocable Trust, and 1,600 shares issuable upon exercise of options held by Ms. Mason.

•	Ms. Mason – 66,584 shares held by Ms. Mason and Roger H. Brown, her husband, as co-trustees of the Linda A. Mason Revocable Trust, 29,554 shares held by Mr. Brown and Ms. Mason as co-trustees of the Roger H. Brown, Jr. Revocable Trust, 275 restricted share units owned by Mr. Brown, and 39,480 shares issuable upon exercise of options held by Mr. Brown.

•	Mr. Duncan – 600 shares held by his children, 1,400 shares held in accounts for the benefit of Mr. Duncan’s mother, and 912 shares held in several trusts of which his wife is trustee.
(2)	Restricted share units (“RSU’s”) vest immediately and are entitled to all rights and privileges of our common stock in regards to voting powers and dividends. Each RSU is convertible into one share of our common stock only upon the termination of a director’s service on our Board.

(3)	Reflects the number of shares that could be purchased upon exercise of options available at January 31, 2008 or within 60 days thereafter under our equity incentive plans.

(4)	Based on the number of shares outstanding at January 31, 2008.
EQUITY COMPENSATION PLANS
The following table sets forth certain information with respect to shares of common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2007:

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options	Outstanding Options	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,792,609	$22.32	1,430,923

Equity compensation plans not approved by security holders	—	—	—
Total	1,792,609	$22.32	1,430,923

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
All related party transactions are reviewed and approved by the Audit Committee of our Board of Directors. We have an agreement with S.C. Johnson & Son, Inc. to operate and manage an early care and education center. S.C. Johnson & Son, Inc. is affiliated through common majority ownership with JohnsonDiversey, Inc. (formerly Johnson Wax Professional), a manufacturer and marketer of cleaning and sanitation products and services. In return for its services under these agreements, the Company received management fees and operating subsidies of $195,000 in 2007. JoAnne Brandes, a member of our Board of Directors, was Executive Vice President, Chief Administrative Officer and General Counsel for JohnsonDiversey, Inc. until her retirement in February of 2007.

Director Independence
The Board has determined that each of the following directors is an “independent director” as that term is defined under applicable FINRA rules: Joshua Bekenstein, JoAnne Brandes, E. Townes Duncan, Fred K. Foulkes, David Gergen, Gabrielle E. Greene, Sara Lawrence-Lightfoot, Ian M. Rolland and Marguerite W. Kondracke.
In light of the previously announced Merger Agreement between Bright Horizons and affiliates of Bain, Joshua Bekenstein, a member of our Board of Directors, was recused from all discussions by our Board of Directors regarding the Special Committee of the Board’s review and evaluation of strategic alternatives in recognition that one alternative was a leveraged buyout by a financial sponsor and that Mr. Bekenstein was affiliated with one such potential buyer.

ITEM 14.	Principal Accounting Fees and Services
Audit and Non-Audit Fees
The following table presents fees for audit, audit-related, tax and other services rendered by Deloitte & Touche, the Company’s independent registered public accounting firm for the years ended December 31, 2007 and 2006.

	2007	2006
Audit Fees (1)	$1,133,000	$1,158,850
Audit Related Fees (2)	—	2,580
Tax Fees (3)	46,900	20,000
All Other Fees	—	—

Total Fees	$1,179,900	$1,181,430

(1)	Audit Fees for the years ended December 31, 2007 and 2006 included fees associated with the integrated audit of the consolidated financial statements and of our internal controls over financial reporting and reviews of all associated quarterly financial statements for both years.

(2)	Audit Related Fees for the year ended December 31, 2006 represent fees associated with the Company’s Form S-8 filing in June 2006.

(3)	Tax Fees for the year ended December 31, 2007 and 2006 represent fees associated with tax planning for both years.
Pre-Approval of Audit and Non-Audit Fees
SEC rules under Section 202 of the Sarbanes-Oxley Act of 2002 require the Audit Committee to pre-approve audit and non-audit services provided by our independent auditor. The Audit Committee has an Audit Committee Pre-Approval Policy which prohibits our independent auditor from performing certain non-audit services and any services that have not been approved by the Audit Committee consistent with the Section 202 rules. The policy establishes procedures to ensure that proposed services are brought before the Audit Committee for consideration and, if determined by the Audit Committee to be consistent with the auditor’s independence, approved prior to initiation, and to ensure that the Audit Committee has adequate information to assess the types of services being performed and fee amounts on an ongoing basis. The policy allows delegation of pre-approval responsibility to one or more members of the Committee, within certain financial guidelines, along with a requirement that amounts approved by the members must be presented to the full Committee within three business days.
For the year ended December 31, 2007, all services provided by our independent auditors have been subject to pre-approval by the Audit Committee.

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

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Additions
	Beginning of	Charged to Costs	Deductions-	Balance at End
I. Allowance for Doubtful Accounts	Period	and Expenses	Charge Offs	of Period
Fiscal Year 2007	$1,209	$1,012	$(1,017)	$1,204
Fiscal Year 2006	$1,258	$711	$(760)	$1,209
Fiscal Year 2005	$1,756	$180	$(678)	$1,258

	Balance at			Effect of
II. Valuation Allowance	Beginning of			Currency	Balance at End
for Deferred Income Taxes	Period	Additions	Deductions	Translation	of Period
Fiscal Year 2007	$4,505	$1,518	$(77)	$150	$6,096
Fiscal Year 2006	$2,869	$1,177	$—	$459	$4,505
Fiscal Year 2005	$2,302	$1,086	$(201)	$(318)	$2,869

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.

February 29, 2008
By:	/s/ Elizabeth J. Boland
Elizabeth J. Boland
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda A. Mason Linda A. Mason	Chair of the Board	February 29, 2008

/s/ Roger H. Brown Roger H. Brown	Vice Chair of the Board	February 29, 2008

/s/ David H. Lissy David H. Lissy	Director, Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Mary Ann Tocio Mary Ann Tocio	Director, President and Chief Operating Officer	February 29, 2008

/s/ Elizabeth J. Boland Elizabeth J. Boland	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 29, 2008

/s/ Robert J. Meyer Robert J. Meyer	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ Joshua Bekenstein Joshua Bekenstein	Director	February 29, 2008

/s/ JoAnne Brandes JoAnne Brandes	Director	February 29, 2008

/s/ E. Townes Duncan E. Townes Duncan	Director	February 29, 2008

/s/ Fred K. Foulkes Fred K. Foulkes	Director	February 29, 2008

/s/ David Gergen David Gergen	Director	February 29, 2008

/s/ Gabrielle Greene Gabrielle Greene	Director	February 29, 2008

/s/ Sara Lawrence-Lightfoot Sara Lawrence-Lightfoot	Director	February 29, 2008

/s/ Ian M. Rolland Ian M. Rolland	Director	February 29, 2008

/s/ Marguerite Kondracke Marguerite Kondracke	Director	February 29, 2008

INDEX OF EXHIBITS

2.1*	Amended and Restated Agreement and Plan of Merger dated as of June 17, 1998 by and among Bright Horizons Family Solutions, Inc., CorporateFamily Solutions, Inc., Bright Horizons, Inc., CFAM Acquisition, Inc., and BRHZ Acquisition, Inc.

2.2	Agreement and Plan of Merger, dated June 27, 2005, by and among Bright Horizons Family Solutions, Inc., BFAM Mergersub, Inc. and ChildrenFirst, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement are omitted, but will be provided supplementally to the Securities and Exchange Commission upon request) (Incorporated by Reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q filed on August 9, 2005).

2.3	Agreement and Plan of Merger, dated as of January 14, 2008, by and among Bright Horizons Family Solutions, Inc., Swingset Holdings Corp. and Swingset Acquisition Corp. (Incorporated by Reference to Exhibit 2.1 of the Current Report on Form 8-K filed on January 14, 2008).

3.1	Certificate of Incorporation, as amended (Restated for purposes of EDGAR) (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on August 9, 2004)

3.2	Amended and Restated Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.1	Article IV of Bright Horizons Family Solutions, Inc.’s Certificate of Incorporation (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on August 9, 2004)

4.2	Article IV of Bright Horizons Family Solutions, Inc.’s Bylaws (Incorporated by Reference to Exhibit 3 of the Quarterly Report on Form 10-Q filed on November 12, 1999)

4.3	Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.3 of the Form 8-K filed on July 28, 1998)

10.1	2006 Equity and Incentive Plan (incorporated by reference to Exhibit A to the Company’s proxy statement for its June 6, 2006 annual meeting of stockholders filed on April 28, 2006).

10.2	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Executive Officers under the 2006 Equity and Incentive Plan (Incorporated by Reference to Exhibit 10.2 of the Current Report on Form 8-K filed on June 6, 2006)

10.3	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Directors under the 2006 Equity and Incentive Plan (Incorporated by Reference to Exhibit 10.3 of the Current Report on Form 8-K filed on June 6, 2006)

10.4	Form of Agreement evidencing a grant of Restricted Shares to Executive Officers under the 2006 Equity and Incentive Plan (Incorporated by Reference to Exhibit 10.4 of the Current Report on Form 8-K filed on June 6, 2006)

10.5	Form of Agreement evidencing a grant of Restricted Share Units to Directors under the 2006 Equity and Incentive Plan (Incorporated by Reference to Exhibit 10.5 of the Current Report on Form 8-K filed on June 6, 2006)

10.6	Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on November 14, 2001)

10.7	Amendment to Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 18, 2005)

10.8	Form of Agreement evidencing a grant of Incentive Stock Options to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 22, 2005)

10.9	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.2 of the Current Report on Form 8-K filed on February 22, 2005)

10.10	Form of Agreement evidencing a grant of Non-Qualified Stock Options to Directors under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.3 of the Current Report on Form 8-K filed on February 22, 2005)

10.11	Form of Agreement evidencing a grant of Restricted Stock to Executive Officers under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 22, 2005)

10.12	Form of Agreement evidencing a grant of Restricted Stock to Directors under the Amended and Restated 1998 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 31, 2005)

10.13	Summary of Named Executive Officer and Nonemployee Director Compensation

10.14*	1998 Employee Stock Purchase Plan

10.15	Severance Agreement for Stephen I. Dreier (Incorporated by Reference to Exhibit 10.8 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.16	Severance Agreement for Elizabeth J. Boland (Incorporated by Reference to Exhibit 10.9 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.17	Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.11 of the Registration Statement on Form S-1 of Bright Horizons, Inc. (Registration No. 333-14981))

10.18	Amendment to the Severance Agreement for David H. Lissy (Incorporated by Reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 15, 2002)

10.19	Severance Agreement for Mary Ann Tocio (Incorporated by Reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 15, 2001)

10.20*	Form of Indemnification Agreement

10.21	First Amended and Restated Credit Agreement, dated as of October 2, 2007, by and among Bright Horizons Family Solutions, Inc., the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, as syndication agent (certain schedules and exhibits to this document are omitted from this filing, and the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request).

10.22	Severance Agreement for Danroy T. Henry

21	Subsidiaries of the Company

23.1	Consent of Deloitte &Touche LLP

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a- 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by Reference to the Registration Statement on Form S-4 filed on June 17, 1998 (Registration No. 333-57035).