Form 10-Q
period 2008-03-31
BRIGHT HORIZONS FAMILY SOLUTIONS INC
filed 2008-05-01
CIK 1060559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding at April 25, 2008
Common Stock, $0.01 par value	26,304,192

FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Bright Horizons Family Solutions, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,319	$8,954
Accounts receivable, net	47,869	47,022
Prepaid expenses and other current assets	19,323	18,906
Current deferred income taxes	15,152	16,264

Total current assets	93,663	91,146

Fixed assets, net	167,416	164,892
Goodwill	160,453	152,397
Other intangibles, net	35,849	34,299
Noncurrent deferred income taxes	7,741	7,369
Other assets	5,734	4,410

Total assets	$470,856	$454,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41	$98
Line of credit payable	4,113	13,317
Accounts payable and accrued expenses	70,882	63,691
Deferred revenue	66,257	58,115
Income taxes payable	833	1,563
Other current liabilities	11,491	9,158

Total current liabilities	153,617	145,942

Long-term debt, net of current portion	42	47
Accrued rent and related obligations	13,533	13,113
Other long-term liabilities	12,390	12,587
Deferred revenue, net of current portion	9,500	10,016
Deferred income taxes	2,064	2,167

Total liabilities	191,146	183,872

Stockholders’ equity:
Preferred stock, $0.01 par value: 5,000 shares authorized, none issued or outstanding
Common stock, $0.01 par value:
Authorized: 50,000 shares at March 31, 2008 and December 31, 2007
Issued: 28,293 and 28,270 shares at March 31, 2008 and December 31, 2007, respectively
Outstanding: 26,304 and 26,281 shares at March 31, 2008 and December 31, 2007, respectively	283	283
Additional paid-in capital	136,907	135,036
Treasury stock, at cost: 1,989 shares at March 31, 2008 and December 31, 2007	(70,479)	(70,479)
Cumulative translation adjustment	11,871	11,240
Retained earnings	201,128	194,561

Total stockholders’ equity	279,710	270,641

Total liabilities and stockholders’ equity	$470,856	$454,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2008	2007

Revenue	$199,827	$190,077
Cost of services	158,118	151,651

Gross profit	41,709	38,426

Selling, general and administrative expenses	19,683	17,703
Transaction costs	5,567	—
Amortization	1,145	1,180

Income from operations	15,314	19,543

Interest income	89	125
Interest expense	(121)	(396)

Income before taxes	15,282	19,272

Income tax expense	8,715	8,056

Net income	$6,567	$11,216

Earnings per share:
Basic	$0.25	$0.43

Diluted	$0.24	$0.42

Weighted average number of common shares outstanding:
Basic	26,142	26,018

Diluted	27,008	26,961

The accompanying notes are an integral part of the condensed consolidated financial statements.

Bright Horizons Family Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$6,567	$11,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,231	5,562
Non-cash revenue and other	(313)	(273)
Gain on disposal of fixed assets	(4)	(9)
Stock-based compensation	1,107	1,020
Deferred income taxes	635	(653)

Changes in assets and liabilities, net of acquired amounts:
Accounts receivable	534	(4,253)
Prepaid expenses and other current assets	(243)	(782)
Accounts payable and accrued expenses	6,351	7,385
Income taxes	(534)	(14)
Deferred revenue	5,898	12,238
Accrued rent and related obligations	466	782
Other assets	(387)	(87)
Other current and long-term liabilities	526	(262)

Net cash provided by operating activities	26,834	31,870

Cash flows from investing activities:
Purchases of fixed assets	(5,360)	(6,304)
Proceeds from the disposal of fixed assets	5	15
Other assets	—	(29)
Payments for acquisitions, net of cash acquired	(10,536)	—

Net cash used in investing activities	(15,891)	(6,318)

Cash flows from financing activities:
Purchase of treasury stock	—	(5,196)
Proceeds from the issuance of common stock	324	2,771
Excess tax benefit from stock-based compensation	429	786
Repayments on line of credit, net	(9,200)	(21,600)
Principal payments of long term debt	(73)	(153)

Net cash used in financing activities	(8,520)	(23,392)

Effect of exchange rates on cash and cash equivalents	(58)	27

Net increase in cash and cash equivalents	2,365	2,187

Cash and cash equivalents, beginning of period	8,954	7,115

Cash and cash equivalents, end of period	$11,319	$9,302

Supplemental cash flow information:
Cash payments of interest	$129	$374
Cash payments of income taxes	$8,347	$7,946
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
The Company operates its early care and education centers under various types of arrangements, which generally can be classified into two categories: (i) the management or cost plus (“Cost Plus”) model, where Bright Horizons manages a work-site early care and education center under a cost-plus arrangement with an employer sponsor, and (ii) the profit and loss (“P&L”) model, where the Company assumes the financial risk of the early care and education center’s operations. The P&L model may be operated under either (a) sponsored model, where Bright Horizons provides early care and educational services on a priority enrollment basis for employees of an employer sponsor, or (b) lease model, where the Company provides priority early care and education to the employees of multiple employers located within a real estate developer’s property or the community at large. Under each model type the Company retains responsibility for all aspects of operating the early care and education center, including the hiring and paying of employees, contracting with vendors, purchasing supplies and collecting tuition and related accounts receivable.
The Company’s ancillary services are composed of businesses designed to support work/life initiatives but are not directly related to the care and education of children. Contractual arrangements for ancillary services vary widely. The Company offers college preparation and admissions counseling services to corporate clients, which include worksite and online workshops for employees on various subjects, as well as one on one counseling during the college application process. College preparation and admissions counseling services are also offered to the community at various retail locations located primarily in metropolitan areas. Consulting services related to work/life initiatives are also offered to corporate clients.
Basis of Presentation — The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and consistent with the accounting policies described in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and should be read in conjunction with the notes thereto.
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary to present fairly its financial position at March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. Such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

Comprehensive Income — The Company’s comprehensive income for the three months ended March 31, 2008 and 2007 is comprised of net income and foreign currency translation adjustments.

	Three months ended March 31,
	2008	2007
	(In thousands)
Net income	$6,567	$11,216
Foreign currency translation adjustments	631	31

Comprehensive income	$7,198	$11,247

Recent Accounting Pronouncements — Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States, and enhances disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed, and the goodwill acquired. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for fiscal years beginning on or after December 15, 2008 and apply to business combinations that are completed on or after the date of adoption. The Company has not yet adopted this pronouncement, but expects that it will have an impact on the consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company completes after the effective date.
2. Acquisitions
During the three months ended March 31, 2008, the Company acquired the outstanding stock of a group of nine back-up child care centers and substantially all of the assets of a single early care and education center in the United States. The aggregate consideration for both acquisitions was approximately $13.8 million, consisting of $12.4 million paid in cash, amounts payable to the sellers of approximately $1.2 million subject to finalization in the next twelve months, and the assumption of certain liabilities. The purchase price for these acquisitions has been allocated based on preliminary estimates of the fair value of the acquired assets and assumed liabilities at the date of acquisition. The Company acquired total assets of $5.9 million, including cash of $1.9 million, and assumed liabilities of $2.9 million. In conjunction with the two acquisitions the Company recorded goodwill of $8.0 million, which has been allocated to the Company’s center-based care segment, and other intangible assets of $2.7 million consisting of non-compete agreements, trade names and customer relationships. The identified intangible assets will be amortized over periods of two to fifteen years. These acquisitions have been accounted for under the purchase method of accounting and the operating results of the acquired businesses have been included in the Company’s consolidated results of operations from the date of acquisition. The allocation of the purchase price has not been finalized and may be different from the preliminary estimates presented above. The allocation of the purchase price will be finalized as the Company receives additional information regarding the acquired assets and assumed liabilities. The impact of any adjustments to the final purchase price allocation for these acquisitions is not expected to be material to the Company’s results of operations for 2008. These acquisitions are not material to the Company’s consolidated financial position or results of operation, and therefore no pro forma information has been presented.
Other fluctuations in the carrying amount of goodwill of approximately $50,000 are related to the effects of changes in foreign currency exchange rates.
3. Proposed Merger
On January 14, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Bain Capital Partners, LLC (“Bain”), pursuant to which a wholly owned subsidiary of Bain will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Bain (the “Merger”). Both the Board of Directors of the Company and a Special Committee of the Board of Directors of the Company comprised solely of independent and disinterested directors (the “Special Committee”), have approved the Merger Agreement and the Merger and recommended that the stockholders of Bright Horizons vote to adopt the Merger Agreement. The Company will hold a special meeting at which time the Company’s stockholders of record as of March 28, 2008 will be asked to vote on a proposal to adopt the Merger Agreement. The special meeting is scheduled to be held on May 7, 2008.
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
In the three month period ended March 31, 2008, the Company incurred $5.6 million of costs directly associated with the Merger. These costs included fees to advisors and attorneys as well as other costs incurred directly attributable to the Merger. The Company is contingently liable for additional professional fees payable to financial advisors to the Special Committee upon successful approval and completion of the Merger. Expenses incurred to date on the proposed Merger total approximately $12.6 million, including those costs incurred in 2007. The Company expects total costs associated with this transaction to approximate $30 million.
Purported class action litigation has been filed since January 14, 2008 by Bright Horizons stockholders against the Company, its current directors, and Bain. See Note 4, “Commitments and Contingencies — Litigation” for a further discussion of these actions.
4. Commitments and Contingencies
Litigation
The Company is a defendant in certain legal matters in the ordinary course of business. Management believes the resolution of such legal matters will not have a material effect on the Company’s financial condition, results of operations, or cash flows.
Subsequent to the announcement of the Merger Agreement, Bright Horizons, its directors, and Bain were named as defendants in putative class action lawsuits filed in Massachusetts state court and captioned Aaron Solomon, on behalf of himself and all others similarly situated, v. Bright Horizons Family Solutions, Inc., et al., Middlesex County Superior Court, No. 08-0214 (filed January 15, 2008), and William Smith, individually and on behalf of all other similarly situated shareholders, v. Bright Horizons Family Solutions, Inc., et al., Middlesex County Superior Court, No. 08-0467 (filed January 31, 2008). On February 26, 2008, the

Massachusetts state court consolidated these lawsuits into a single action. The lawsuits allege, among other things, that the Merger is the product of a flawed process and that the consideration to be paid to the Company’s stockholders is unfair and inadequate. The lawsuits further allege that the Company’s directors breached their fiduciary duties by, among other things, ignoring certain alleged conflicts of interest of one of the financial advisors to the Special Committee, taking steps to avoid a competitive bidding process, and improperly favoring a merger over other potential transactions. The lawsuits further allege that Bain aided and abetted the directors’ alleged breach of their fiduciary duties. The lawsuits seek, among other things, class certification, injunctive relief to prevent the consummation of the Merger, and monetary relief. A Memorandum of Understanding (“MOU”) dated April 24, 2008, has been agreed to with plaintiffs’ counsel. The MOU reflects an agreement-in-principle to settle and provide a complete release of all claims asserted in the Merger-related stockholder litigation on the basis of certain disclosures which were made in the definitive proxy statement filed with the Securities and Exchange Commission on April 4, 2008, and it provides that plaintiffs’ counsel will not seek reimbursement of attorneys’ fees and expenses above a certain amount. The MOU also provides that any settlement and payment of attorneys’ fees and expenses is contingent upon, among other things, the closing of the Merger and approval by the Superior Court of the Commonwealth of Massachusetts, Business Litigation Section, for Middlesex County. No assurances at this time can be given as to the approval of or the final settlement contemplated by the MOU. The Company believes that it has sufficient amounts accrued related to this matter.
Other
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
The following tables present information necessary to calculate earnings per share for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share
Income available to common stockholders	$6,567	26,142	$0.25
Effect of dilutive stock options and restricted stock	—	866

Diluted earnings per share	$6,567	27,008	$0.24

	Three months ended March 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)
Basic earnings per share
Income available to common stockholders	$11,216	26,018	$0.43
Effect of dilutive stock options and restricted stock	—	943

Diluted earnings per share	$11,216	26,961	$0.42

The weighted average number of stock options excluded from the above calculations of earnings per share for the three months ended March 31, 2008 and 2007 were approximately 58,000, and 116,000, respectively, as they were anti-dilutive. For the three months ended March 31, 2008 and 2007, the Company had no warrants or preferred stock outstanding.
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

	Center-Based	Ancillary
	Care	Services	Total
	(In thousands)
Three Months ended March 31, 2008:
Revenue	$197,991	$1,836	$199,827
Amortization	1,009	136	1,145
Income (loss) from operations	15,468	(154)	15,314

Three Months ended March 31, 2007:
Revenue	$188,507	$1,570	$190,077
Amortization	1,044	136	1,180
Income (loss) from operations	19,733	(190)	19,543

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement About Forward-Looking Information
Bright Horizons Family Solutions, Inc. (“Bright Horizons” or the “Company”) has made statements in this report that constitute forward-looking statements as that term is defined in the federal securities laws. Forward-looking statements generally are identified by the words “believes”, “expects”, “anticipates”, “plans”, “estimates”, “projects”, or similar expressions. These forward-looking statements concern the Company’s operations, economic performance and financial condition, and include, among others, statements regarding: the proposed transaction with Bain Capital Partners, LLC (“Bain”); opportunities for growth; the number of early care and education centers expected to be added in future years; the profitability of newly opened early care and education centers; capital expenditure levels; the ability to incur additional indebtedness; strategic acquisitions, investments, and other transactions; changes in operating systems or policies and their intended results; our expectations and goals for increasing center revenue and improving our operational efficiencies; and, our projected operating cash flows.
Although we believe that the forward-looking statements that we make in this report are based on reasonable assumptions, expected results may not be achieved and actual results may differ materially from the Company’s expectations. Forward-looking statements are subject to various known and unknown risks, uncertainties and other factors, including but not limited to the following factors:
•	risks associated with the proposed Merger with Bain, including:
•	delays or failure to complete the Merger and the potential adverse impact on the price of the Company’s common stock;

•	litigation associated with the Merger; and

•	costs associated with the proposed Merger;
•	the effects of general economic conditions and world events;

•	our inability to successfully execute our growth strategy;

•	delays in identifying, executing or integrating key acquisitions;

•	loss of key client relationships or delays in new center openings;

•	subsidy reductions by key existing clients;

•	competitive conditions in the early care and education industry;

•	tuition price sensitivity;

•	the availability of a qualified labor pool, the impact of labor organization efforts and the impact of government regulations concerning labor and employment issues;

•	our inability to obtain insurance at the same levels or at costs comparable to those incurred historically;

•	our inability to successfully defend against or counter negative publicity associated with claims involving alleged incidents at our centers;

•	various factors affecting occupancy levels, including, but not limited to, the reduction in or changes to the general labor force that would reduce the need for child care services; and

•	federal and state regulations regarding changes in child care assistance programs, welfare reform, minimum wages and licensing standards.
We caution you that these risks may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations that may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Refer to the section entitled “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion of risk factors.
You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report and our audited consolidated financial statements and the notes thereto for the year ended December 31, 2007 appearing in our Annual Report on Form 10-K.
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
As of March 31, 2008, the Company operated 654 early care and education centers, with more than 60 early care and education centers under development. The Company has the capacity to serve approximately 72,000 children in 43 states, the District of Columbia, Puerto Rico, Canada, Ireland and the United Kingdom, and has partnerships with many leading employers, including more than 95 Fortune 500 companies and 75% of Working Mother Magazine’s “100 Best Companies for Working Mothers”. The Company’s 539 North American centers average a capacity of 121 children per location, while the 115 early care and education centers in the United Kingdom and Ireland average a capacity of approximately 61 children per location. At March 31, 2008, approximately 65% of the Company’s centers were operated under profit and loss (“P&L”) arrangements and approximately 35% were operated under management (“Cost Plus”) models. The Company seeks to cluster centers in geographic areas to enhance operating efficiencies and to create a leading market presence.
The Company seeks to enhance its reputation as the provider of choice for a broad spectrum of work-life services. The Company’s Back-Up Care Advantage Program (“BUCA”) enhances the traditional on-site child care offering by allowing clients to offer a national network of services (center-based back-up care, in-home care, mildly ill and elder care) to employees who may not be able to take advantage of traditional child-care. In addition, the Company’s ancillary services include College Coach, a college preparation and admissions counseling offering.

Bright Horizons operates centers for a diverse group of clients. At March 31, 2008, the Company’s early care and education centers were affiliated with the following industries:

Industry Classification	Percentage of Centers

Consumer	5%
Financial Services	15%
Government and Education	15%
Healthcare and Pharmaceuticals	20%
Industrial/Manufacturing	5%
Office Park Consortiums	30%
Professional Services and Other	5%
Technology	5%
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
The Company achieved revenue, operating income and net income growth for the three months ended March 31, 2008 by executing on its growth strategy to: (i) add centers for new and existing clients, (ii) expand service offerings to clients, (iii) pursue strategic acquisitions, and (iv) assume the management of existing child care centers. At March 31, 2008, the Company served a total of 57 multi-site clients at 220 locations. The Company’s expanded service offerings of BUCA and college admissions counseling services have also fostered deeper client relationships. Revenue growth was achieved despite the closing of the 26 child care centers and family enrichment centers operated under a cost-plus arrangement with the United Auto Workers and the Ford Motor Company (“UAW-Ford”), which occurred in the second quarter of 2007.
The Company achieved revenue growth of approximately 5% for the three months ended March 31, 2008 as compared to the same period in 2007. The revenue growth was principally the result of the increase in the number of centers the Company operates, additional enrollment in ramping centers as well as in mature centers, price increases of 4-5%, and expanded services for existing clients. During the first quarter, the Company added 15 centers and closed two centers.
Excluding the effects of the transaction costs associated with the proposed Merger (as defined herein), operating income increased by 7% and net income increased by 8% for the three months ended March 31, 2008 as compared to the same period in 2007. The improvement can be attributed to disciplined pricing strategies which enable management to systematically increase tuition in advance of cost increases, favorable trends in personnel related costs, modest enrollment gains, and the contributions from mature centers through acquisitions and transitions of management. The opportunity to achieve margin improvement in the future will be in large part dependent upon the Company’s ability to achieve the following: continued incremental enrollment growth in our mature and ramping centers; annual tuition increases above the levels of annual average wage increases; careful cost management in response to changing enrollment levels; additional growth in expanded service offerings to clients; successful pricing strategies; successful management and improvement of underperforming centers; and the successful integration of acquisitions and transitions of management to our network of centers.

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
Seasonality. The Company’s revenue and results of operations fluctuate with the seasonal demands for child care. Revenue in our early care and education centers that have mature operating levels typically declines during the third quarter as a result of decreased enrollments over the summer months as parents withdraw their children for vacations or have alternative child-care arrangements, as well as older children transitioning into elementary schools. The Company’s schools are also subject to the same cyclicality as the schools are not in session during the summer months, which contributes to a decrease in revenue. Demand for the Company’s child care and education services generally increases in September and October to normal enrollment levels upon the beginning of the new school year and remains relatively stable throughout the rest of the school year. In addition, usage for the Company’s back-up services, including BUCA, tends to be higher when school is not in session and during holiday periods, which can increase the operating costs of the program which impacts the results of operations. Results of operations may also fluctuate from quarter to quarter as a result of, among other things, the performance of existing centers that may include enrollment and staffing fluctuations, the number and timing of new center openings and/or acquisitions, the length of time required for new centers to achieve profitability, center closings, refurbishment or relocation, the contract model mix (P&L vs. Cost Plus) of new and existing centers, the timing and level of sponsorship payments, competitive factors, and general economic conditions.
Proposed Transaction with Affiliates of Bain Capital Partners, LLC
On January 14, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with affiliates of Bain, pursuant to which a wholly owned subsidiary of Bain will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and a wholly owned subsidiary of Bain (the “Merger”). Both the Board of Directors of the Company and a Special Committee of the Board of Directors of the Company comprised solely of independent and disinterested directors (the “Special Committee”), have approved the Merger Agreement and the Merger and recommended that the stockholders of Bright Horizons vote to adopt the Merger Agreement. The Company has scheduled a Special Meeting of Stockholders on May 7, 2008 at the Company’s executive offices in Watertown, Massachusetts, at 8:30 a.m., at which time the stockholders of record as of March 28, 2008 will be asked to vote on a proposal to adopt the Merger Agreement. The Company has filed a definitive proxy statement on Form 14A with the Securities and Exchange Commission (“SEC”), which is available through the Company’s website at http://www.brighthorizons.com/proxy or at the SEC’s website at http://www.sec.gov. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
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
In connection with this transaction, the Company incurred costs of approximately $5.6 million in the first quarter of 2008 consisting primarily of fees earned by financial advisors and attorneys as well as other costs incurred directly attributable to the Merger. Expenses incurred to date on the proposed Merger total approximately $12.6 million, including those costs incurred in 2007. The Company expects total costs associated with this transaction to approximate $30 million.

Results of Operations
The following table sets forth statement of income data as a percentage of revenue for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of services	79.1	79.8

Gross profit	20.9	20.2
Selling, general and administrative expenses	9.9	9.3
Transaction costs	2.8	—
Amortization	0.6	0.6

Income from operations	7.6	10.3
Interest income	0.1	0.1
Interest expense	(0.1)	(0.3)

Income before taxes	7.6	10.1
Income tax expense	4.3	4.2

Net income	3.3%	5.9%

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Revenue. Revenue increased $9.7 million, or 5.1%, to $199.8 million for the three months ended March 31, 2008 from $190.1 million for the three months ended March 31, 2007. Revenue growth is primarily attributable to the addition of new early care and education centers, modest growth in enrollment at existing centers, and tuition increases of approximately 4-5%. Acquisitions completed in 2007 and the first quarter of 2008 added incremental revenue of $2.4 million in the three months ended March 31, 2008. Acquisitions and transitions of management typically do not have the ramp-up period associated with organic growth, and begin operating at more mature levels. At March 31, 2008, the Company operated 654 early care and education centers compared to 651 early care and education centers at March 31, 2007.
Revenue related to the Company’s ancillary services for the three months ended March 31, 2008 increased $266,000 from the same period in 2007, primarily due to the growth in the College Coach offerings.
The center closings and the cancellation of the cost-plus contract arrangement with UAW-Ford for its 26 child care centers and family enrichment centers in the second quarter of 2007, which had associated revenue of $34 million and operating income of $4.2 million on an annual basis, resulted in a reduction in revenue of approximately $7.4 million in the first quarter of 2008 when compared to the three month period ended March 31, 2007.
Gross Profit. Cost of services consists of center operating expenses, including payroll and benefits for center personnel; food costs; program supplies and materials; parent marketing; and facilities costs, which include depreciation. Gross profit increased $3.3 million, or 8.5%, to $41.7 million for the three months ended March 31, 2008 from $38.4 million for the same period in 2007. Gross profit as a percentage of revenue increased to 20.9% for the three months ended March 31, 2008 as compared to 20.2% for the same period in 2007. Major factors in the increase in gross profit margin include: modest improvements in enrollment which drive operating efficiencies at the center level as the fixed costs are absorbed over a broader tuition base; transitions of management and acquisitions, which enter the network of centers at mature operating levels; and annual tuition rate increases ahead of wage increases coupled with careful cost management at existing programs. Operating margins continue to be positively impacted by favorable trends in personnel costs. Lastly, gross margin benefited from the ramp up of a large number of lease model centers added over the past several years, which tend to incur losses until the centers reach mature operating levels.
The closings of the UAW-Ford child care and family enrichment centers referenced above had the effect of reducing gross profit by approximately $1.1 million in the current quarter and are expected to reduce full year 2008 operating income by $2.8 million when compared to 2007.
Selling, General and Administrative Expenses (“SGA”). SGA consists primarily of salaries, taxes and benefits for non-center personnel, including corporate, regional and business development personnel; accounting, legal and public reporting compliance fees; information technology; occupancy costs for corporate and regional personnel; and other general corporate expenses. SGA increased $2.0 million, or 11.2%, to $19.7 million for the three months ended March 31, 2008 from $17.7 million for the same period in 2007. The increase is due primarily to investments in personnel to support growth in the Company’s operations. As a percentage of revenue, SGA increased to 9.9% for the three months ended March 31, 2008 from 9.3% for the comparable three month period in 2007.
Transaction Costs. The Company incurred approximately $5.6 million of costs directly associated with the proposed Merger with affiliates of Bain. These costs included fees to advisors and attorneys as well as other costs incurred by the Company that were directly attributable to this transaction. The Company expects to incur significant additional costs related to this transaction in 2008 pending completion.
Amortization. Amortization expense on intangible assets totaled $1.1 million for the three months ended March 31, 2008 compared to $1.2 million for the same period in 2007. Amortization from recently completed acquisitions has offset the amortization of intangible assets which have been fully amortized. The Company anticipates amortization expense to approximate $4.8 million for the full year 2008.
Income from Operations. Income from operations totaled $15.3 million for the three months ended March 31, 2008 compared with income from operations of $19.5 million for the same period in 2007, a decrease of $4.2 million, or 21.6%. Operating income as a percentage of revenue decreased to 7.6% for the three months ended March 31, 2008 from 10.3% for the same period in 2007, due primarily to the transaction costs and impact related to the closing of the UAW-Ford child care and family enrichment centers referenced above.
Interest Income. Interest income for the three months ended March 31, 2008 totaled $89,000 compared to interest income of $125,000 for the same period in 2007. The decrease in interest income is largely due to lower interest rates on invested cash.
Interest Expense. Interest expense for the three months ended March 31, 2008 totaled $121,000 compared to $396,000 for the same period in 2007. The decrease in interest expense is largely due to a decrease in the outstanding balance on the line of credit.
Income Tax Expense. The Company had an effective tax rate of 57.0% for the three months ended March 31, 2008 primarily due to the costs incurred in connection with the proposed Merger with Bain which are assumed to be non-deductible. Excluding the effects of these costs, the Company’s tax rate would have been 41.8%, which is consistent with that of the same period in 2007.
Liquidity and Capital Resources
The Company’s primary cash requirements are for the ongoing operations of its existing early care and education centers and the addition of new centers through development or acquisition. The Company’s primary sources of liquidity have been cash flow from operations and borrowings available under the Company’s $60 million line of credit. Borrowings against the line of credit were $2.6 million at March 31, 2008 and $11.5 million at December 31, 2007. The Company had a working capital deficit of $60.0 million at March 31, 2008 and of $54.8 million at December 31, 2007, arising primarily from long-term investments in fixed assets and acquisitions. Bright Horizons anticipates that it will continue to generate positive cash flows from operating activities for the remainder of 2008 and that the cash generated will be used principally to fund ongoing operations of its new and existing early care and education centers, as well as to repay amounts outstanding under its line of credit.
Cash provided by operating activities was $26.8 million for the three months ended March 31, 2008 compared to $31.9 million for the three months ended March 31, 2007. This decrease is primarily the result of a decrease in net income due to the transaction costs incurred of $5.6 million associated with the proposed Merger with Bain. Additionally, due to changes in the billing cycle of certain contractual agreements made in 2007, deferred revenue increased by a smaller amount than in the prior comparable period, which partially offset the decrease in net income. These amounts were partially offset by a respective decrease in accounts receivable, which were primarily due to the timing of invoices and are of a normal nature.
Cash used in investing activities was $15.9 million for the three months ended March 31, 2008 compared to $6.3 million for the three months ended March 31, 2007. Fixed asset additions totaled $5.4 million for the three months ended March 31, 2008, with $2.3 million related to new early care and education centers and the remainder primarily related to investments in existing early care and education centers. Fixed asset additions totaled $6.3 million for the three months ended March 31, 2007, with $3.0 million related to new early care and education centers. Cash paid for acquisitions totaled $10.5 million for the three months ended March 31, 2008 whereas there were no acquisitions in the comparable period in 2007.
Cash used in financing activities totaled $8.5 million for the three months ended March 31, 2008 compared to $23.4 million for the same period in 2007. In the three months ended March 31, 2008, the Company made net repayments of $9.2 million on borrowings outstanding under its lines of credit compared to net payments of $21.6 million made in the same period in 2007. Additionally, in 2007, the Company repurchased 142,000 shares of its common stock for approximately $5.2 million. The use of cash was partially offset by proceeds received from the issuance of restricted stock and the exercise of stock options totaling $324,000 in the three months ended March 31, 2008 and $2.8 million for the same period in 2007.
The Company has a stock repurchase plan that has been authorized by the Board of Directors. At March 31, 2008, approximately 2.5 million shares were authorized for repurchase under the plan. Pursuant to the terms of the Merger Agreement, until the closing of the Merger or termination of the Merger Agreement, the Company may not make any repurchases of its outstanding common stock without the consent of Bain.
Management believes that funds provided by operations, the Company’s existing cash and cash equivalent balances, and borrowings available under its line of credit will be adequate to meet planned operating and capital expenditures for the next twelve months under current operating conditions. However, if the Company were to make any significant acquisitions or investments in the purchase of facilities for new or existing early care and education centers, it may be necessary for the Company to obtain additional debt or equity financing. There can be no assurance that the Company would be able to obtain such financing on reasonable terms, if at all.
Critical Accounting Policies and Estimates
In the Company’s 2007 Annual Report on Form 10-K, the Company identified the critical accounting policies upon which the consolidated financial statements were prepared as those relating to revenue recognition, goodwill and other intangibles, liability for insurance obligations, stock-based compensation, and income taxes. The Company has reviewed its policies and determined that these remain the critical accounting policies for the quarter ended March 31, 2008. Year to date, the Company has not made any significant changes to these policies during 2008.

Recent Accounting Pronouncements
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which did not have a material impact on the Company’s consolidated financial statements. SFAS 157 establishes a common definition for fair value, a framework for measuring fair value under generally accepted accounting principles in the United States and enhances disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the expected impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed, and the goodwill acquired. SFAS 141R significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for fiscal years beginning on or after December 15, 2008 and apply to business combinations that are completed on or after the date of adoption. The Company has not yet adopted this pronouncement, but expects that it will have an impact on the consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company completes after the effective date.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
There have been no material changes in the Company’s investment strategies, types of financial instruments held or the risks associated with such instruments which would materially alter the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Foreign Currency Exchange Rate Risk
There have been no changes in the Company’s foreign operations that would materially alter the disclosures on foreign currency exchange risk made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
(b) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Subsequent to the announcement of the Merger Agreement, Bright Horizons, its directors, and Bain were named as defendants in putative class action lawsuits filed in Massachusetts state court and captioned Aaron Solomon, on behalf of himself and all others similarly situated, v. Bright Horizons Family Solutions, Inc., et al., Middlesex County Superior Court, No. 08-0214 (filed January 15, 2008), and William Smith, individually and on behalf of all other similarly situated shareholders, v. Bright Horizons Family Solutions, Inc., et al., Middlesex County Superior Court, No. 08-0467 (filed January 31, 2008). On February 26, 2008, the Massachusetts state court consolidated these lawsuits into a single action. The lawsuits allege, among other things, that the Merger is the product of a flawed process and that the consideration to be paid to the Company’s stockholders is unfair and inadequate. The lawsuits further allege that the Company’s directors breached their fiduciary duties by, among other things, ignoring certain alleged conflicts of interest of one of the financial advisors to the Special Committee, taking steps to avoid a competitive bidding process, and improperly favoring a merger over other potential transactions. The lawsuits further allege that Bain aided and abetted the directors’ alleged breach of their fiduciary duties. The lawsuits seek, among other things, class certification, injunctive relief to prevent the consummation of the Merger, and monetary relief. A Memorandum of Understanding (“MOU”) dated April 24, 2008, has been agreed to with plaintiffs’ counsel. The MOU reflects an agreement-in-principle to settle and provide a complete release of all claims asserted in the Merger-related stockholder litigation on the basis of certain disclosures which were made in the definitive proxy statement filed with the Securities and Exchange Commission on April 4, 2008, and it provides that plaintiffs’ counsel will not seek reimbursement of attorneys’ fees and expenses above a certain amount. The MOU also provides that any settlement and payment of attorneys’ fees and expenses is contingent upon, among other things, the closing of the Merger and approval by the Superior Court of the Commonwealth of Massachusetts, Business Litigation Section, for Middlesex County. No assurances at this time can be given as to the approval of or the final settlement contemplated by the MOU. The Company believes that it has sufficient amounts accrued related to this matter.
ITEM 1A. Risk Factors
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
Not applicable.
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
Date: May 1, 2008

BRIGHT HORIZONS FAMILY SOLUTIONS, INC.
By:	/s/ Elizabeth J. Boland
Elizabeth J. Boland
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)